Form 10KSB
period 1998-12-31
PATCO INDUSTRIES LTD
filed 1999-11-24
CIK 822411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________.

                     Commission file number: 33-17264-NY

                            PATCO INDUSTRIES, LTD.
                 (Exact name of registrant as specified in its charter)

              Delaware                                     11-2856146
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)


      333 Granite Street, Ashland, Oregon                      97520
   (Address of principal executive offices)                  (Zip Code)

                                (541) 482-5757
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Due to a lack of a trading market for the common stock, the Company is unable to determine the aggregate market value of the 63,368,087 shares of common stock held by non-affiliates as of November 19, 1999.

There were 178,562,500 shares of common stock outstanding on November 19, 1999.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure (check one): YES [ ]  NO [X]

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own or lease property. The address used as the Company's principal executive office is that of its current Chief Executive Officer.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There was no market for the Company's securities at any time during its three most recent fiscal years. As of November 19, 1999, the Company had approximately 102 shareholders of record. The Company has not paid any cash dividends on its common stock. Due to its present financial status, it does not contemplate or anticipate paying any dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company is a shell corporation with no operations or income. The Company is exploring the possibility of engaging in a reverse merger with a private company that has current operations. There can be no assurance that the Company will be successful at consummating such a transaction.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements appear in a separate section of this report as pages F-1 through F-3 following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company engaged Eugene V. Lounder, C.P.A. as its principal accountant to audit the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     William C. Patridge, age 61, is the sole director and executive officer of the Company. He has served as Chief Executive Officer and Chairman of the Board since October 1999. Over the past five years, Mr. Patridge has worked as a business consultant through Patridge & Company Incorporated, for which he serves as President and Chairman. Prior to that, Mr. Patridge served as President and CEO of Arc Capital until 1994.

ITEM 10. EXECUTIVE COMPENSATION.

     No compensation was paid to any of the Company's executive officers during the past three fiscal years. There were no stock options issued to or held by executive officers during 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of November 19, 1999 by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

                                                                 Approximate
                                      Amount and Nature          Percentage of
                                      of Beneficial              Ownership and
Name and Address                      Ownership                  Voting Power
--------------------------------------------------------------------------------
William C. Patridge                       115,194,413             64.5%
  333 Granite Street
  Ashland, OR 95720

All directors and executive officers
as a group (1 person)                     115,194,413             64.5%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          The following exhibits are filed as part of this report:

     Exhibit
     Number Description
     ------------------

     3.1    Certificate of Incorporation of the Company*
     3.2    Bylaws of the Company*
     4      Specimen Stock Certificate of the Company*
     27     Financial Data Schedule
--------------------------
* Previously filed and incorporated herein by reference.

     (b) Reports on Form 8-K: None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PATCO INDUSTRIES, LTD.


Date: November 18, 1999            By: /s/ William C. Patridge
                                      ----------------------------
                                   William C. Patridge
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Patridge    Chairman of the Board, Chief       November 18, 1999
-------------------------
William C. Patridge        Executive Officer (principal
                           executive officer and principal
                           financial and accounting officer)

                            PATCO INDUSTRIES, LTD.



                                 AUDIT REPORT

                               DECEMBER 31, 1998

                               November 9, 1999



Board of Directors and Stockholders
Patco Industries, ltd.
333 Granite Street
Ashland, OR 97520


We have audited the accompanying balance sheet of Patco Industries, Ltd. (a Delaware Corporation) as of DECEMBER 31, 1998. This is not a going business concern, therefore, none of the related statements apply. The financial statement is the responsibility of the management of Patco Industries, Ltd. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with generally accepted audit standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, the financial position of Patco Industries, Ltd. as of December 31, 1998. It must be noted that Patco Industries, ltd. is a holding company with no continuing operations or plans for operations.


/s/ Eugene V. Lounder

Eugene V. Lounder, C.P.A.

                            Patco Industries, Ltd.
                                 Balance Sheet
                               December 31, 1998


ASSETS
Other Assets:
Organizational Costs                                          $13,432
                                                             --------
Total Other Assets                                            $13,432
                                                             --------
Total Assets                                                  $13,432
                                                             --------
                                                             --------
LIABILITIES & EQUITY
Liabilities:
Demand Note                                                   $ 6,262
Professional Fees Payable                                       6,412
Accrued Interest                                                  579
                                                             --------
Total Liabilities                                             $13,253
                                                             --------
Shareholder's Equity:
Common Stock--300,000,000 shares authorized;
178,562,500 issued and outstanding                                179
                                                             --------
Total Shareholder's Equity                                        179
                                                             --------
Total Liabilities & Equity                                    $13,432
                                                             --------
                                                             --------

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.     Description
-----------     -----------
27              Financial Data Schedule