Form 10QSB
period 1999-03-31
PATCO INDUSTRIES LTD
filed 1999-11-24
CIK 822411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [_] No [X]

There were 178,562,500 shares of common stock outstanding on November 19, 1999.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                    PART I

ITEM 1. FINANCIAL STATEMENTS.

                            Patco Industries, Ltd.
                                 Balance Sheet
                                March 31, 1999
     (Amounts expressed in United States dollars unless otherwise stated)


ASSETS
Current Assets                                                      0
Other Assets:
Organizational Costs                                          $13,432
                                                              -------
Total Other Assets                                            $13,432
                                                              -------
Total Assets                                                  $13,432
                                                              =======
LIABILITIES & EQUITY
Liabilities:
Demand Note                                                   $ 6,262
Professional Fees Payable                                       6,412
Accrued Interest                                                  579
                                                              -------
Total Liabilities                                             $13,253
                                                              -------
Shareholder's Equity:
Common Stock--300,000,000 shares authorized;
 178,562,500 issued and outstanding                               179
                                                              -------
Total Shareholder's Equity                                        179
                                                              -------
Total Liabilities & Equity                                    $13,432
                                                              -------
                                                              -------


NOTE TO FINANCIAL STATEMENTS

     The Company is not a going business concern, therefore, none of the related statements apply. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The balance sheet was prepared on the assumption that the Company has no continuing operations or plans for future operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

     The Company is a shell corporation with no operations or income. The Company is exploring the possibility of engaging in a reverse merger with a private company that has current operations. There can be no assurance that the Company will be successful at consummating such a transaction.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits
            27    Financial Data Schedule

     (b)   Reports on Form 8-K:  none

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PATCO INDUSTRIES, LTD.

Date: November 19, 1999          By:   /s/ William C. Patridge
                                      -------------------------
                                      William C. Patridge
                                      Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.   Description
-----------   -----------
27            Financial Data Schedule