Form 10QSB
period 1999-06-30
PATCO INDUSTRIES LTD
filed 1999-11-24
CIK 822411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999.

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

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS.

                            Patco Industries, Ltd.
                                 Balance Sheet
                                 June 30, 1999
     (Amounts expressed in United States dollars unless otherwise stated)

ASSETS
Current Assets                                                      0
Other Assets:
Organizational Costs                                      $    13,432
                                                          -----------
Total Other Assets                                        $    13,432
                                                          -----------
Total Assets                                              $    13,432
                                                          -----------
                                                          -----------
LIABILITIES & EQUITY
Liabilities:
Demand Note                                               $     6,262
Professional Fees Payable                                       6,412
Accrued Interest                                                  579
                                                          -----------
Total Liabilities                                         $    13,253
                                                          -----------
Shareholder's Equity:
Common Stock--300,000,000 shares authorized;
 178,562,500 issued and outstanding                               179
                                                          -----------
Total Shareholder's Equity                                        179
                                                          -----------
Total Liabilities & Equity                                $    13,432
                                                          -----------
                                                          -----------

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


                                   PATCO INDUSTRIES, LTD.

Date: November 19, 1999            By: /s/ William C. Patridge
                                      ------------------------
                                        William C. Patridge
                                        Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
------- ---    -----------
27             Financial Data Schedule