Form 10QSB
period 1999-09-30
PATCO INDUSTRIES LTD
filed 1999-11-24
CIK 822411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999.

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

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.

                            Patco Industries, Ltd.
                                 Balance Sheet
                              September 30, 1999
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