Form 10KSB40
period 1999-12-31
PATCO INDUSTRIES LTD
filed 2000-03-01
CIK 822411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999.

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Due to a lack of a trading market for the common stock, the Company is unable to determine the aggregate market value of the 63,368,087 shares of common stock held by non-affiliates as of February 24, 2000.

There were 178,562,500 shares of common stock outstanding on February 24, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There was no market for the Company's securities at any time during its three most recent fiscal years. As of February 24, 2000, the Company had approximately 96 shareholders of record. The Company has not paid any cash dividends on its common stock. Due to its present financial status, it does not contemplate or anticipate paying any dividends on its common stock in the foreseeable future.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     William C. Patridge, age 61, is the sole director and executive officer of the Company. He has served as Chief Executive Officer and Chairman of the Board since October 1999. Over the past five years, Mr. Patridge has worked as a business consultant through Patridge & Company Incorporated, for which he serves as President and Chairman. Prior to that, Mr. Patridge served as President and CEO of Advanced Machine Visions Corporation (formerly known as "ARC Capital") until 1994.

ITEM 10. EXECUTIVE COMPENSATION.

     No compensation was paid to any of the Company's executive officers during the past three fiscal years. There were no stock options issued to or held by executive officers during 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of February 24, 2000 by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

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

                            PATCO INDUSTRIES, LTD.


Date: February 28, 2000            By: /s/ William C. Patridge
                                      ----------------------------
                                   William C. Patridge
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Patridge    Chairman of the Board, Chief       February 28, 2000
-------------------------
William C. Patridge        Executive Officer (principal
                           executive officer and principal
                           financial and accounting officer)

                            PATCO INDUSTRIES, LTD.



                                 AUDIT REPORT

                               DECEMBER 31, 1999

                              February 23, 2000



Patco Industries, ltd.
333 Granite Street
Ashland, OR 97520


We have audited the accompanying balance sheet of Patco Industries, Ltd. (a Delaware Corporation) as of DECEMBER 31, 1999. This is not a going business concern, therefore, none of the related statements apply. The financial statement is the responsibility of the management of Patco Industries, Ltd. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with generally accepted audit standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, the financial position of Patco Industries, Ltd. as of December 31, 1999. It must be noted that Patco Industries, ltd. is a holding company with no continuing operations or plans for operations.


/s/ Eugene V. Lounder

Eugene V. Lounder, C.P.A.

                            Patco Industries, Ltd.
                                 Balance Sheet
                               December 31, 1999


ASSETS
Other Assets:
Organizational Costs                                          $14,882
                                                             --------
Total Other Assets                                            $14,882
                                                             --------
Total Assets                                                  $14,882
                                                             --------
                                                             --------
LIABILITIES & EQUITY
Liabilities:
Demand Note                                                   $11,450
Professional Fees Payable                                       2,446
Accrued Interest                                                  807
                                                             --------
Total Liabilities                                             $14,703
                                                             --------
Shareholder's Equity:
Common Stock--300,000,000 shares authorized;
178,562,500 issued and outstanding                                179
                                                             --------
Total Shareholder's Equity                                        179
                                                             --------
Total Liabilities & Equity                                    $14,882
                                                             --------
                                                             --------

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.     Description
-----------     -----------
27              Financial Data Schedule