Form 10QSB
period 2000-06-30
PATCO INDUSTRIES LTD
filed 2000-09-06
CIK 822411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000.

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


There were 178,562,500 shares of common stock outstanding on August 1, 2000.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.

                            Patco Industries, Ltd.
                                 Balance Sheet
                                 June 30, 2000
     (Amounts expressed in United States dollars unless otherwise stated)


ASSETS
Current Assets                                                      0
Other Assets:
Organizational Costs                                      $    20,643
                                                          -----------
Total Other Assets                                        $    20,643
                                                          -----------
Total Assets                                              $    20,643
                                                          -----------
                                                          -----------
LIABILITIES & EQUITY
Liabilities:
Demand Note                                               $    11,450
Professional Fees Payable                                       7,950
Accrued Interest                                                1,064
                                                          -----------
Total Liabilities                                         $    20,464
                                                          -----------
Shareholder's Equity:
Common Stock--300,000,000 shares authorized;
 178,562,500 issued and outstanding                               179
                                                          -----------
Total Shareholder's Equity                                        179
                                                          -----------
Total Liabilities & Equity                                $    20,643
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

                                        PATCO INDUSTRIES, LTD.

Date: September 5, 2000                 By: /s/ William C. Patridge
                                           -------------------------
                                            William C. Patridge
                                            Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.  Description
------- ---  -----------
27           Financial Data Schedule