Form 10KSB
period 2001-12-31
PATCO INDUSTRIES LTD
filed 2002-12-06
CIK 822411

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 33-17264-NY

PATCO INDUSTRIES, LTD.

(Exact name of registrant as specified in its charter)

Delaware	11-2856146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Granite Street, Ashland, Oregon	97520
(Address of principal executive offices)	(Zip Code)

(541) 482-5757
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [   ]  No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Due to a lack of a trading market for the common stock, the Company is unable to determine the aggregate market value of the 63,368,087 shares of common stock held by non-affiliates as of November 24, 2002.

There were 178,562,500 shares of common stock outstanding on November 24, 2002.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure (check one): YES [   ]  NO [X]

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company does not own or lease property. The address used as the Company’s principal executive office is that of its current Chief Executive Officer.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There was no market for the Company’s securities at any time during its three most recent fiscal years. As of December 31, 2001, the Company had approximately 102 shareholders of record. The Company has not paid any cash dividends on its common stock. Due to its present financial status, it does not contemplate or anticipate paying any dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company engaged Eugene V. Lounder, C.P.A. as its principal accountant to audit the Company’s financial statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     William C. Patridge, age 64, is the sole director and executive officer of the Company. He has served as Chief Executive Officer and Chairman of the Board since October 1999. Over the past eight years, Mr. Patridge has worked as a business consultant through Patridge & Company Incorporated, for which he serves as President and Chairman. Prior to that, Mr. Patridge served as President and CEO of Arc Capital until 1994.

ITEM 10. EXECUTIVE COMPENSATION.

     No compensation was paid to any of the Company’s executive officers during the past three fiscal years. There were no stock options issued to or held by executive officers during 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of November 24, 2002 by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

		Approximate
	Amount and Nature	Percentage of
	of Beneficial	Ownership and
Name and Address	Ownership	Voting Power

William C. Patridge 333 Granite Street Ashland, OR 95720	115,194,413	64.5%

All directors and executive officers as a group (1 person)	115,194,413	64.5%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company*

3.2	Bylaws of the Company*

4	Specimen Stock Certificate of the Company*

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

     (b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCO INDUSTRIES, LTD.

Date: December 3, 2002	By:	/s/ William C. Patridge

William C. Patridge Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Patridge William C. Patridge	Chairman of the Board, Chief Executive Officer (principal executive officer and principal financial and accounting officer)	December 3, 2002

CERTIFICATION

I, William C. Patridge, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Patco Industries, Ltd.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 3, 2002.

By:	/s/ William C. Patridge

William C. Patridge
Chief Executive Officer (principal executive officer and principal financial officer)*

*	The Company does not have a Chief Financial Officer. Mr. Patridge is currently serving as the Chief Executive Officer and the principal financial officer of the Company.

PATCO INDUSTRIES, LTD.
(A DELAWARE CORPORATION)

AUDIT REPORT

DECEMBER 31, 2001

Eugene V. Lounder
Certified Public Accountant
P.O. Box 4157 713 South Riverside
Medford, Oregon 97501

November 24, 2002

Board of Directors and Stockholders
Patco Industries, ltd.
333 Granite Street
Ashland, OR 97520

We have audited the accompanying balance sheet of Patco Industries, Ltd. (a Delaware Corporation) as of DECEMBER 31, 2001. This is not a going business concern, therefore, none of the related statements apply. The financial statement is the responsibility of the management of Patco Industries, Ltd. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with generally accepted audit standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, the financial position of Patco Industries, Ltd. as of December 31, 2001. It must be noted that Patco Industries, ltd. is a holding company with no continuing operations or plans for operations.

/s/ Eugene V. Lounder

Eugene V. Lounder, C.P.A.

Patco Industries, Ltd.
Balance Sheet
December 31, 2001

ASSETS
Other Assets:
Organizational Costs	$22,760

Total Other Assets	$22,760

Total Assets	$22,760

LIABILITIES & EQUITY
Liabilities:
Demand Note	$11,450
Professional Fees Payable	8,950
Accrued Interest	2,181

Total Liabilities	$22,581

Shareholder’s Equity:
Common Stock— 300,000,000 shares authorized; 178,562,500 issued and outstanding	179

Total Shareholder’s Equity	179

Total Liabilities & Equity	$22,760

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.