Form 10QSB
period 2002-03-31
PATCO INDUSTRIES LTD
filed 2002-12-06
CIK 822411

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 33-17264-NY

PATCO INDUSTRIES, LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2856146 (I.R.S. Employer Identification No.)

333 Granite Street, Ashland, Oregon (Address of principal executive offices)	97520 (Zip Code)

(541) 482-5757

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [   ] No [X]

There were 178,562,500 shares of common stock outstanding on November 24, 2002.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS.

Patco Industries, Ltd.
Balance Sheet
March 31, 2002
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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