Form 10QSB
period 2002-06-30
PATCO INDUSTRIES LTD
filed 2002-12-06
CIK 822411

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 33-17264-NY

PATCO INDUSTRIES, LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2856146 (I.R.S. Employer Identification No.)

333 Granite Street, Ashland, Oregon (Address of principal executive offices)	97520 (Zip Code)

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

Patco Industries, Ltd.
Balance Sheet
June 30, 2002
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