Form 10QSB
period 2002-09-30
PATCO INDUSTRIES LTD
filed 2002-12-06
CIK 822411

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

Patco Industries, Ltd.
Balance Sheet
September 30, 2002
(Amounts expressed in United States dollars unless otherwise stated)

ASSETS
Current Assets	0
Other Assets:
Organizational Costs	$22,760

Total Other Assets	$22,760

Total Assets	$22,760

LIABILITIES & EQUITY
Liabilities:
Demand Note	$11,450
Professional Fees Payable	8,950
Accrued Interest	2,181

Total Liabilities	$22,581

Shareholder’s Equity:
Common Stock—300,000,000 shares authorized; 178,562,500 issued and outstanding	179

Total Shareholder’s Equity	179

Total Liabilities & Equity	$22,760

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: none

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