Form 10QSB
period 2004-03-31
PATCO INDUSTRIES LTD
filed 2005-07-14
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-QSB
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 33-17264-NY

PATCO INDUSTRIES, LTD.
 (Exact name of small business issuer as specified in its charter)

Delaware	11-2856146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

295 East Main Street, Suite 1 Ashland, Oregon	97520
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (541) 482-9106

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

There were 178,562,500 shares of common stock outstanding on July 14, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Patco Industries, Ltd.
Balance Sheet
(Amounts expressed in United States dollars unless otherwise stated)

	March 31,	December 31,
	2004	2003
ASSETS	(Unaudited)

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—
Stockholders’ Equity:
Common Stock - 300,000,000 shares authorized;	179	179
178,562,500 issued and outstanding

Accumulated deficit	(179)	(179)

Total Stockholders' Equity	—	—

Total Liabilities & Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Operations
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

	For The Three Months Ended
	March 31,
	2004	2003

Other Income (Expense)	$—	$—

Total other income (expense)	—	—

Net loss	$—	$—

Basic and diluted loss per common share	$—	$—
Basic and diluted weighted average shares outstanding	178,562,500	178,562,500

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Cash Flows
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

For The Three Months Ended
March 31,
	2004	2003

Cash flows from operations: Net loss	$—	$—
Net cash provided by (used in) operations	—	—

Cash flows from investing--	—	—

Cash flows from financing--	—	—

Increase (decrease) in cash	—	—

Cash, beginning balance	—	—

Cash, ending balance	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Notes to Unaudited Financial Statements
March 31, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Description of Business

The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying financial statements at March 31 30, 2004 and for the three month periods ended March 31, 2004 and 2003 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company does not maintain a cash balance. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2004.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

In December 2004, the FASB issued two Staff Positions, FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is a shell corporation with no operations or income. The Company is exploring the possibility of engaging in a reverse merger with a private company that has current operations. There can be no assurance that the Company will be successful at consummating such a transaction.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0%	)
Valuation reserve	34.0%
Total	— %

As of March 31, 2004, the Company has a net operating loss carryforward of $179 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 4 - FIXED ASSETS

The Company does not own or lease fixed assets. There were no fixed asset additions or deletions during the three months ended March 31, 2004. The Company recorded no depreciation expense for the three months ended March 31, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. The Company’s office services are provided without charge by its current Chief Executive Officer. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 6 - STOCKHOLDERS' EQUITY

There were 178,562,500 shares of common stock outstanding on June 30, 2005. There have been no issuances of common stock during the past three years.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 - SUBSEQUENT EVENT

The Company has entered an Agreement and Plan of Reorganization (the “Agreement”) dated May 5, 2005 with Spectral Molecular Imaging, Inc., a Nevada corporation (“Spectral”), as amended effective as of June 30, 2005, pursuant to which, on the terms and subject to the conditions of the Agreement, the Company will acquire Spectral as a wholly-owned subsidiary. The acquisition will be accomplished through the merger (the “Merger”) of a newly formed subsidiary of the Company with and into Spectral, with Spectral as the surviving corporation and to issue shares of Company common stock to the stockholders of Spectral. It is anticipated that prior to the Merger, the Company will effect a reverse stock split of approximately .00434 for one of the outstanding shares of Company Common Stock so that the Company will have 825,000 shares of Company Common Stock issued and outstanding immediately prior to the Merger.

Upon the effectiveness of the Merger, each share of Spectral Common Stock issued and outstanding immediately prior to the Merger shall be converted into one share of Company Common Stock and each outstanding option or warrant to purchase Spectral Common Stock, whether or not then exercisable, shall be converted into an option or warrant to purchase one share of Company Common Stock at a price equal to the exercise price in effect immediately prior to the Merger.

Completion of the merger is subject to certain closing conditions, including Spectral completing a financing of a minimum of $850,000, which may be increased by Spectral in its sole discretion to up to $2,000,000, in gross offering proceeds from the sale of Spectral equity securities. The completion of the Merger is expected to be on or before September 30, 2005. However, there can be no assurance that the Company will be successful at consummating this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which Patco Industries, Ltd. (the “Company”) indicates by words or phrases such as “anticipate,”“expect,”“intend,”“plan,”“will,”“the Company believes,”“management believes” and similar language. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results may differ materially from results anticipated in these forward-looking statements. The Company bases its forward-looking statements on information currently available to it, and the Company assumes no obligation to update them.

The Company has no operations or income and does not carry on business. The Company is exploring the possibility of engaging in a reverse merger with a private company that has current operations. There can be no assurance that the Company will be successful at consummating such a transaction.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and principal financial officer, William C. Patridge, has concluded, based on his evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including William C. Patridge, its Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

The Company has entered an Agreement and Plan of Reorganization (the “Agreement”) dated May 5, 2005 with Spectral Molecular Imaging, Inc., a Nevada corporation (“Spectral”), as amended effective as of June 30, 2005, pursuant to which, on the terms and subject to the conditions of the Agreement, the Company will acquire Spectral as a wholly-owned subsidiary. The acquisition will be accomplished through the merger (the “Merger”) of a newly formed subsidiary of the Company with and into Spectral, with Spectral as the surviving corporation and to issue shares of Company common stock to the stockholders of Spectral. It is anticipated that prior to the Merger, the Company will effect a reverse stock split of approximately .00434 for one of the outstanding shares of Company Common Stock so that the Company will have 825,000 shares of Company Common Stock issued and outstanding immediately prior to the Merger.

Upon the effectiveness of the Merger, each share of Spectral Common Stock issued and outstanding immediately prior to the Merger shall be converted into one share of Company Common Stock and each outstanding option or warrant to purchase Spectral Common Stock, whether or not then exercisable, shall be converted into an option or warrant to purchase one share of Company Common Stock at a price equal to the exercise price in effect immediately prior to the Merger.

Completion of the merger is subject to certain closing conditions, including Spectral completing a financing of a minimum of $850,000, which may be increased by Spectral in its sole discretion to up to $2,000,000, in gross offering proceeds from the sale of Spectral equity securities. The completion of the Merger is expected to be on or before September 30, 2005. However, there can be no assurance that the Company will be successful at consummating this transaction.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATCO INDUSTRIES, LTD. (Registrant)
Date: July 14, 2005	By: /s/ William C. Patridge William C. Patridge Chief Executive Officer (principal executive officer and principal financial and accounting officer)