Form 10QSB
period 2004-06-30
PATCO INDUSTRIES LTD
filed 2005-07-14
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-QSB
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes ☐ No ☒

There were 178,562,500 shares of common stock outstanding on July 14, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Patco Industries, Ltd.
Balance Sheet
(Amounts expressed in United States dollars unless otherwise stated)

	June 30,	December 31,
	2004	2003
ASSETS	(Unaudited)

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—
Stockholders’ Equity:
Common Stock - 300,000,000 shares authorized;	179	179
178,562,500 issued and outstanding

Accumulated deficit	(179)	(179)

Total Stockholders' Equity	—	—

Total Liabilities & Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Operations
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Other Income (Expense)	$—	$—	$—	$—

Total other income (expense)	—	—	—	—

Net loss	$—	$—	$—	$—

Basic and diluted loss per common share	$—	$—	$—	$—
Basic and diluted weighted average shares outstanding	178,562,500	178,562,500	178,562,500	178,562,500

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Cash Flows
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Cash flows from operations: Net loss	$—	$—	$—	$—
Net cash provided by (used in) operations	—	—	—	—

Cash flows from investing--	—	—	—	—

Cash flows from financing--	—	—	—	—

Increase (decrease) in cash	—	—	—	—

Cash, beginning balance	—	—	—	—

Cash, ending balance	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Notes to Unaudited Financial Statements
June 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Description of Business

The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying financial statements at June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2004.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0%	)
Valuation reserve	34.0%
Total	— %

As of June 30, 2004, the Company has a net operating loss carryforward of $179 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 4 - FIXED ASSETS

The Company does not own or lease fixed assets. There were no fixed asset additions or deletions during the three months ended June 30, 2004. The Company recorded no depreciation expense for the three months ended June 30, 2004.

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