Form 10QSB
period 2004-09-30
PATCO INDUSTRIES LTD
filed 2005-07-14
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-QSB
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes ☐ No ☒

There were 178,562,500 shares of common stock outstanding on July 14, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Patco Industries, Ltd.
Balance Sheet
(Amounts expressed in United States dollars unless otherwise stated)

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—
Stockholders’ Equity:
Common Stock - 300,000,000 shares authorized;	179	179
178,562,500 issued and outstanding

Accumulated deficit	(179)	(179)

Total Stockholders' Equity	—	—

Total Liabilities & Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Operations
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Other Income (Expense)	$—	$—	$—	$—

Total other income (expense)	—	—	—	—

Net loss	$—	$—	$—	$—

Basic and diluted loss per common share	$—	$—	$—	$—
Basic and diluted weighted average shares outstanding	178,562,500	178,562,500	178,562,500	178,562,500

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Cash Flows
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Cash flows from operations: Net loss	$—	$—	$—	$—
Net cash provided by (used in) operations	—	—	—	—

Cash flows from investing--	—	—	—	—

Cash flows from financing--	—	—	—	—

Increase (decrease) in cash	—	—	—	—

Cash, beginning balance	—	—	—	—

Cash, ending balance	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Notes to Unaudited Financial Statements
September 30, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Description of Business

The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying financial statements at September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2004.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

As of September 30, 2004, the Company has a net operating loss carryforward of $179 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 4 - FIXED ASSETS

The Company does not own or lease fixed assets. There were no fixed asset additions or deletions during the three months ended September 30, 2004. The Company recorded no depreciation expense for the three months ended September 30, 2004.

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