Form 10KSB
period 2004-12-31
PATCO INDUSTRIES LTD
filed 2005-07-14
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-KSB
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 33-17264-NY

PATCO INDUSTRIES, LTD.
  (Name of small business issuer in its charter)

Delaware	11-2856146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

295 East Main Street, Suite 1 Ashland, Oregon	97520
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (541) 482-9106

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $0.

Due to a lack of a trading market for the common stock, the Issuer is unable to determine the aggregate market value of the 63,368,087 shares of voting stock held by non-affiliates of the Issuer as of July 14, 2005.

There were 178,562,500 shares of the Company’s common stock outstanding on July 14, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents Incorporated by Reference: None

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	1
ITEM 3.	LEGAL PROCEEDINGS	1
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	1

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	2
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	2
ITEM 7.	FINANCIAL STATEMENTS	2
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES	3
ITEM 8B.	OTHER INFORMATION	3

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	4
ITEM 10.	EXECUTIVE COMPENSATION	4
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	4
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	5
ITEM 13.	EXHIBITS	5
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	5

Forward-Looking Statements

This annual report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,”“believes,”“estimates,”“expects,”“plans,”“projects,”“targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. The Company’s actual results may differ materially from results anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Patco Industries, Ltd., a Delaware corporation (the “Company”), has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company does not own or lease property. The address used as the Company’s principal executive office is that of its current Chief Executive Officer.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There was no market for the Company’s securities at any time during its three most recent fiscal years. As of December 31, 2004, the Company had approximately 102 stockholders of record. The Company has not paid any cash dividends on its common stock. Due to its present financial status, it does not contemplate or anticipate paying any dividends on its common stock in the foreseeable future. The Company did not repurchase any shares of its common stock during the year ended December 31, 2004.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has no operations or income and does not carry on business. The Company is exploring the possibility of engaging in a reverse merger with a private company that has current operations. There can be no assurance that the Company will be successful at consummating such a transaction.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements appear in a separate section of this report as pages F-1 through F-10 following the signature page.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged Stonefield Josephson, Inc., independent auditors, as its principal accountant to audit the Company’s financial statements for the year ended December 31, 2004.

ITEM 8A.	CONTROLS AND PROCEDURES

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

ITEM 8B.	OTHER INFORMATION

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 William C. Patridge, age 67, is the sole director and executive officer of the Company. He has served as Chief Executive Officer and Chairman of the Board since October 1999. Over the past eight years, Mr. Patridge has worked as a business consultant through Patridge & Company Incorporated, for which he serves as President and Chairman.

Audit Committee.

The Company does not have an Audit Committee and does not have an audit committee financial expert. The Board of Directors serves as the Company’s Audit Committee.

Code of Ethics

The Company does not have a code of ethics that applies to its directors, officers and employees.

Compliance with Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and 10% stockholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. The Company believes that all of these persons filed all required reports on a timely basis in fiscal 2004.

ITEM 10.	EXECUTIVE COMPENSATION

No compensation was paid to any of the Company’s executive officers during the past three fiscal years. There were no stock options issued to or held by executive officers during 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Stock as of July 14, 2005 by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Approximate Percentage of Ownership and Voting Power
William C. Patridge 295 East Main Street, Suite 1 Ashland, Oregon 97520	115,194,413	64.5%

All directors and executive officers as a group (1 person)	115,194,413	64.5%

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company does not lease or rent any property. The Company’s office services are provided without charge by its current Chief Executive Officer.

ITEM 13.	EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company.(1)
3.3	Bylaws of the Company. (1)
4.1	Specimen Stock Certificate.(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Previously filed and incorporated herein by reference.

(b) Reports on Form 8-K: None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Stonefield Josephson, Inc. (“Stonefield”) audited the Company’s financial statements for the year ended December 31, 2004. For 2004, the fees billed for professional services by Stonefield were as follows:

Audit Fees

Fees of $6,000 in 2005 were paid to Stonefield by the Company for audit services which includes fees for the annual audit and review of the Company's reports on Form 10-Q each year.

Audit-Related Fees

Stonefield did not render any audit related services to the Company.

Tax Fees

Stonefield did not render any tax services to the Company.

All Other Fees

Stonefield did not render any other services to the Company.

All of the audit related services and tax fees were pre-approved by the Board of Directors which serves as the Company’s audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCO INDUSTRIES, INC.

Date: July 14, 2005	By:	/s/ William C. Patridge
William C. Patridge
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ William C. Patridge William C. Patridge	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer and principal financial and accounting officer)	July 14, 2005

INDEX TO AUDITED
FINANCIAL STATEMENTS FOR
PATCO INDUSTRIES, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Patco Industries, Ltd.
Ashland, Oregon

We have audited the accompanying balance sheet of Patco Industries, Ltd. as of December 31, 2003 and December 31, 2004, and the related statements of operations and accumulated deficit and cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patco Industries, Ltd. as of December 31, 2003 and December 31, 2004, and the results of its operations and its cash flows for the period then ended in conformity with U.S. generally accepted accounting principles.

As set forth in Note 2 to the accompanying financial statements, the company has not yet commenced operations and there are no other sources of financing to sustain its operations. Management’s plans are also disclosed in Note 2. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ STONEFIELD JOSEPHSON INC.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
June 30, 2005

Patco Industries, Ltd.
Balance Sheet
(Amounts expressed in United States dollars unless otherwise stated)

	December 31,
	2004	2003
ASSETS

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—
Stockholders’ Equity:
Common Stock - 300,000,000 shares authorized;	179	179
178,562,500 issued and outstanding

Accumulated deficit	(179)	(179)

Total Stockholders' Equity	—	—

Total Liabilities & Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Operations
(Amounts expressed in United States dollars unless otherwise stated)

	For The Years Ended
	December 31,
	2004	2003	2002
			(Unaudited)
Other Income (Expense):
Write off of organizational costs	$—	$—	$(22,760)
Forgiveness of demand note and accrued interest	—	—	13,631
Forgiveness of accrued professional fees payable	—	—	8,950

Total other income (expense)	—	—	(179)

Net loss	$—	$—	$(179)

Basic and diluted loss per common share	$—	$—	$—
Basic and diluted weighted average shares outstanding	178,562,500	178,562,500	178,562,500

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Cash Flows
(Amounts expressed in United States dollars unless otherwise stated)

	For The Years Ended
	December 31,
	2004	2003	2002
			(Unaudited)
Cash flows from operations: Net loss	$—	$—	$(179)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write off of organizational costs	—	—	22,760
Forgiveness of demand note and accrued interest	—	—	(13,631)
Forgiveness of accrued professional fees payable	—	—	(8,950)
Net cash provided by (used in) operations	—	—	—

Cash flows from investing--	—	—	—

Cash flows from financing--	—	—	—

Increase (decrease) in cash	—	—	—

Cash, beginning balance	—	—	—

Cash, ending balance	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Stockholders’ Equity
(Amounts expressed in United States dollars unless otherwise stated)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

December 31, 2001	178,562,500	$179	$—	179

Net loss	—	—	(179)	(179)

December 31, 2002	178,562,500	179	(179)	—

Net loss	—	—	—	—

December 31, 2003	178,562,500	179	(179)	—

Net loss	—	—	—	—

December 31, 2004	178,562,500	$179	$(179)	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Notes to Financial Statements
December 31, 2004

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-

Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0%	)
Valuation reserve	34.0%
Total	- %

As of December 31, 2004, the Company has a net operating loss carryforward of $179 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 4 - FIXED ASSETS

The Company does not own or lease fixed assets. There were no fixed asset additions or deletions during the year ended December 31, 2004. The Company recorded no depreciation expense for the year ended December 31, 2004.

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

Supplemental Information to be Furnished with Reports filed pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

The Company has not sent an annual report or proxy materials covering the Company’s last fiscal year to security holders.