Form 10QSB
period 2005-06-30
PATCO INDUSTRIES LTD
filed 2005-07-14
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-QSB
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Patco Industries, Ltd.
Statement of Operations
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Other Income (Expense)	$—	$—	$—	$—

Total other income (expense)	—	—	—	—

Net loss	$—	$—	$—	$—

Basic and diluted loss per common share	$—	$—	$—	$—
Basic and diluted weighted average shares outstanding	178,562,500	178,562,500	178,562,500	178,562,500

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Cash Flows
(Amounts expressed in United States dollars unless otherwise stated) (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Cash flows from operations: Net loss	$—	$—	$—	$—
Net cash provided by (used in) operations	—	—	—	—

Cash flows from investing--	—	—	—	—

Cash flows from financing--	—	—	—	—

Increase (decrease) in cash	—	—	—	—

Cash, beginning balance	—	—	—	—

Cash, ending balance	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Notes to Unaudited Financial Statements
June 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Description of Business

The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying financial statements at June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2005.

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

As of June 30, 2005, the Company has a net operating loss carryforward of $179 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 4 - FIXED ASSETS

The Company does not own or lease fixed assets. There were no fixed asset additions or deletions during the three months ended June 30, 2005. The Company recorded no depreciation expense for the three months ended June 30, 2005.

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