Form 10QSB
period 2005-09-30
PATCO INDUSTRIES LTD
filed 2005-11-21
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-QSB
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☐ No ☒

There were 190,083,238 shares of common stock outstanding on November 14, 2005.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Patco Industries, Ltd.
Balance Sheet
(Amounts expressed in United States dollars unless otherwise stated)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—
Stockholders’ Equity:
Common Stock - 300,000,000 shares authorized;	190	179
190,083,238 issued and outstanding in 2005 and
178,562,500 issued and outstanding in 2004

Accumulated deficit	(190)	(179)

Total Stockholders’ Equity	—	—

Total Liabilities & Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.
Statement of Operations
(Amounts expressed in United States dollars unless otherwise stated)
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Other Income (Expense)	$—	$—	$—	$—

Total other income (expense)	—	—	—	—

Net loss	$—	$—	$—	$—

Basic and diluted loss per common share	$—	$—	$—	$—
Basic and diluted weighted average shares outstanding	190,083,238	178,562,500	182,402,746	178,562,500

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
September 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Description of Business

The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. The accompanying financial statements at September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K filed with the SEC. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The condensed balance sheet as of December 31, 2004 has been derived from audited financial statements.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2005.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amoritization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0%)

Valuation reserve	34.0%

Total	—%

As of September 30, 2005, the Company has a net operating loss carryforward of $190 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 4 - FIXED ASSETS

The Company does not own or lease fixed assets. There were no fixed asset additions or deletions during the three months ended September 30, 2005. The Company recorded no depreciation expense for the three months ended September 30, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. The Company’s office services are provided without charge by its current Chief Executive Officer. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 6 - STOCKHOLDERS' EQUITY

There were 190,083,238 shares of common stock outstanding on September 30, 2005. On July 1, 2005, the Company issued 11,520,738 to William Patridge, its Chief Executive Officer. The shares were issued in connection with the Agreement and Plan of Reorganization described below in Note 8 and Mr. Patridge’s agreement to fund certain expenses of the Company incurred in connection with the transaction contemplated by the foregoing Agreement and Plan of Reorganization.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 - SUBSEQUENT EVENT

The Company has entered an Agreement and Plan of Reorganization (the “Agreement”) dated May 5, 2005 with Spectral Molecular Imaging, Inc., a Nevada corporation (“Spectral”), as amended effective as of September 30, 2005, pursuant to which, on the terms and subject to the conditions of the Agreement, the Company will acquire Spectral as a wholly-owned subsidiary. The acquisition will be accomplished through the merger (the “Merger”) of a newly formed subsidiary of the Company with and into Spectral, with Spectral as the surviving corporation and to issue shares of Company common stock to the stockholders of Spectral. It is anticipated that prior to the Merger, the Company will effect a reverse stock split of approximately .00434 for one of the outstanding shares of Company Common Stock so that the Company will have 825,000 shares of Company Common Stock issued and outstanding immediately prior to the Merger.

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

Completion of the merger is subject to certain closing conditions, including Spectral completing a financing of a minimum of $850,000, which may be increased by Spectral in its sole discretion to up to $2,000,000, in gross offering proceeds from the sale of Spectral equity securities. The completion of the Merger is expected to be on or before November 15, 2005. However, there can be no assurance that the Company will be successful at consummating this transaction.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2005, the company issued 11,520,738 shares of common stock to William Patridge, our Chief Executive Officer. The shares were issued pursuant to an exemption from registration provide by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

The Company has entered an Agreement and Plan of Reorganization (the “Agreement”) dated May 5, 2005 with Spectral Molecular Imaging, Inc., a Nevada corporation (“Spectral”), as amended effective as of September 30, 2005 pursuant to which, on the terms and subject to the conditions of the Agreement, the Company will acquire Spectral as a wholly-owned subsidiary. The acquisition will be accomplished through the merger (the “Merger”) of a newly formed subsidiary of the Company with and into Spectral, with Spectral as the surviving corporation and to issue shares of Company common stock to the stockholders of Spectral. It is anticipated that prior to the Merger, the Company will effect a reverse stock split of approximately .00434 for one of the outstanding shares of Company Common Stock so that the Company will have 825,000 shares of Company Common Stock issued and outstanding immediately prior to the Merger.

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

Completion of the merger is subject to certain closing conditions, including Spectral completing a financing of a minimum of $850,000, which may be increased by Spectral in its sole discretion to up to $2,000,000, in gross offering proceeds from the sale of Spectral equity securities. The completion of the Merger is expected to be on or before November 15, 2005. However, there can be no assurance that the Company will be successful at consummating this transaction.

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

PATCO INDUSTRIES, LTD. (Registrant)
Date: November 14, 2005	By: /s/ William C. Patridge William C. Patridge Chief Executive Officer (principal executive officer and principal financial and accounting officer)