Form 10KSB
period 2005-12-31
Optical Molecular Imaging, Inc
filed 2006-03-31
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 033-17264-NY

OPTICAL MOLECULAR IMAGING, INC.

(Name of small business issuer in its charter)

Delaware	11-2856146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8797 Beverly Boulevard, Suite 310 Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 789-1213

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Issuer’s revenues for its fiscal year ended December 31, 2005: $0

Aggregate market value of the common stock held by non-affiliates of the Issuer as of March 14, 2006 was approximately $2,630,824.

There were 9,371,724 shares of the Company’s common stock outstanding on March 14, 2006.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “OMI,” “we,” “us,” “our,” “our company” and “the Registrant” refer to Optical Molecular Imaging, Inc., a Delaware corporation formerly known as Patco Industries, Ltd., and, unless the context indicates otherwise, also include our subsidiary, Spectral Molecular Imaging, Inc., a Nevada corporation.

Cautionary Statement Regarding Forward-Looking Statements

This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.” The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Optical Molecular Imaging, Inc. is an early stage medical imaging device company that will seek to develop various diagnostic imaging products based upon our technology related to spectral optical imaging. Our goal is to develop and bring into clinical use advanced optical imaging tools for improved clinical diagnostics primarily in the field of cancer, based on the identification and analysis of certain molecular, cellular and tissue features of the patient through spectral imaging. We believe that certain of these tools, if successfully developed by us, may assist in the diagnosis of various serious diseases by:

•	potentially earlier diagnosis of the disease through the earlier detection of abnormal cellular structures (malignant and pre-malignant tissue);

•	potentially affording a more objective and quantitative in vivo measurement of cellular features associated with various disease conditions, making diagnoses more reliable and replicable; and

•	potentially reducing the number of invasive biopsy procedures.

Additionally, our imaging technologies could potentially contribute to better monitoring and quantitation of treatments of these diagnosed diseases.

Current diagnostic imaging is primarily based on optical methods where the specimens to be examined and analyzed are first extracted from the patient (such as in cyto-and histo-pathology), and on non-optical methods where the examination and analysis is performed on the patient (such as X-rays, MRI and ultrasound). We will seek to develop optical diagnostic products that will operate on the patient and in certain cases in conjunction with surgical procedures, all in real time. We believe that the earlier detection and more reliable diagnosis of various diseases, such as Barrett’s esophagus (a condition caused by chronic acid reflux that can lead to esophageal cancer), esophageal cancer, lung cancer and melanoma, can significantly improve patient outcomes and substantially reduce overall costs for the healthcare system.

The following are our proposed initial diagnostic potential applications of our spectral imaging technology:

•	EndoSpect™ - EndoSpect™ is proposed as a spectral/hyperspectral imaging endoscope, providing a new way of investigating tissue status during minimally invasive surgery, for the potential earlier detection and diagnosis of cancer and pre-cancerous conditions. We have designed a prototype endoscope, using customized components and our proprietary optics and software, and relying primarily on imaging elastic scattering, that is being assembled and may be used in our pre-clinical and clinical trials.

•	MelaSpect™ - MelaSpect™ is proposed as a non-invasive device for screening for the potential earlier detection of melanoma (a severe form of skin cancer) by spectral imaging.

•	OxySpect™ - OxySpect™ is proposed as a device for mapping tissue oxygenation by spectral imaging during a broad range of surgical procedures, to potentially assist in assessing tissue status and the effect of the surgical intervention.

Limited clinical trials supported by peer-reviewed federal and state funding previously have been initiated and organized by Dr. Daniel L. Farkas. Dr. Farkas subsequently co-founded Spectral Molecular Imaging, Inc. (“SMI”) and became its Chairman of the Board and Chief Scientist, and we later acquired this company. The foregoing trials were conducted by investigators associated with two medical centers using spectral imaging devices for the diagnosis of lung cancer (using a bronchoscopy rather than an endoscopy procedure) and melanoma. We believe that these devices operated in a satisfactory manner in imaging the targeted tissue in accordance with their design and technical specifications. Researchers not associated with us have used a preliminary prototype of the OxySpect™ to map tissue oxygenation in the cerebral cortex of mice, dynamically and with high spatial resolution.

The EndoSpect™, MelaSpect™, and OxySpect™, if successfully developed by us, will represent advanced versions of the technologies employed in this earlier work, and will be based on the same underlying principles. Subject to having sufficient financial resources, we plan to conduct proof of principle tests using new prototypes for each of the EndoSpect™, MelaSpect™ and OxySpect™ to seek to confirm (1) that these proposed new products can replicate the results generated previously by the devices used in the above clinical and animal trials and (2) that these proposed products can meet the performance standards established for each of them by us.

History

We were incorporated as a Delaware corporation on March 20, 1987 under the name Redwing Capitol Corp. We changed our name to Patco Industries, Ltd. on June 16, 1989.

On January 31, 2006, we completed the acquisition of SMI, a Nevada corporation, pursuant to an Agreement and Plan of Reorganization dated as of May 5, 2005 (as amended, the “Merger Agreement”), among Patco Industries, Ltd., SMI, William C. Patridge, and Patco Industries Subsidiary, Inc., a Nevada corporation (“Patco Subsidiary”). Pursuant to the Merger Agreement, Patco Subsidiary merged with and into SMI (the “Merger”).

SMI was the surviving corporation in the Merger, and it became our wholly owned subsidiary on the effective date of the Merger. Patco Subsidiary was our wholly owned subsidiary, with no assets or liabilities, formed solely for purposes of facilitating the Merger.

As of the effective date of the Merger, we were not conducting any business operations and had no revenues and nominal assets. As a result, we were a “shell company” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Concurrently with the closing of the Merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. (“OMI”), and we changed our principal business address to 8797 Beverly Boulevard, Suite 310, Los Angeles, California 90048.

SMI was incorporated on February 25, 2004. Its founders are Dr. Daniel L. Farkas, Sanford J. Hillsberg and Dr. Manfred Mosk.

In connection with and prior to the Merger, we effected in January 2006, a 230.4032258 for 1 reverse stock split of our common stock, resulting in our having 825,124 outstanding shares of common stock, and we reduced the number of shares of our authorized common stock to 25,000,000 shares and authorized a class of 1,000,000 shares of preferred stock. We issued 8,546,600 shares of our common stock in the Merger to SMI’s 44 shareholders in conversion of all of the 8,546,600 shares of SMI common stock outstanding on the date of the Merger. The 825,124 shares of our common stock that were outstanding immediately prior to the Merger remained outstanding after the Merger. Each share of Patco Subsidiary common stock that was owned by us immediately prior to the Merger was converted into one share of SMI common stock in the Merger, which resulted in SMI becoming our wholly owned subsidiary. As a result of the Merger, SMI’s stockholders immediately prior to the Merger became the owners of 91% of our outstanding common stock immediately after the Merger.

In connection with the Merger, the outstanding common stock purchase warrants and stock options to purchase a total of 2,028,887 shares of SMI common stock held by 47 persons were converted into warrants and stock options to purchase the same number of shares of our common stock at the same exercise prices and otherwise on the same terms as the SMI warrants and stock options that were cancelled in the Merger.

Shortly prior to the closing of the Merger, SMI completed a private placement of 1,400,000 units (“Units”), each Unit consisting of one share of SMI common stock and a warrant to purchase one additional share of SMI common stock. SMI received $1,400,000 of proceeds from this private placement before the payment of offering expenses. We agreed in the Merger Agreement to assume and be bound by the registration rights agreement previously entered into by SMI with the purchasers of the Units and with any other stockholders of SMI.

At the closing of the Merger, the number of our directors was increased to five. Immediately after the closing of the Merger, William Patridge (our then-existing sole director) nominated and elected the following persons to our Board of Directors: Daniel L. Farkas, Ph.D., David Wohlberg, Sanford J. Hillsberg, Rudolf Nisi, M.D., and Jacek Rozga, M.D., Ph.D. Mr. Patridge then resigned as our sole officer and as a director. SMI’s officers became our officers on the effective date of the Merger.

Technology and Proposed Products

Overview

Light is the richest, most versatile imaging radiation, able to create contrast not only by intensity (as most other imaging methods such as ultrasound, x-rays and PET), but also by several other of its properties such as wavelength, polarization, coherence, lifetime and non-linear effects. The simultaneous acquisition of spectral and topological information from a target is known as spectral imaging. The result is an image “cube,” containing a full spectrum at every point (pixel) in the image, be it microscopic or macroscopic. This spectral signature can be used for image classification, thus enabling the objective and reproducible achievement of a critical step in imaging: segmentation (i.e. differentiating the features of interest). Data quality depends on the wavelength selection method, and we have chosen a technology developed originally for satellite reconnaissance: acousto-optic tunable filters (“AOTFs”), with the important features of no moving parts, high spectral resolution (~2nm), high speed (microseconds), and versatility. Working at Carnegie Mellon University, Dr. Daniel L. Farkas and his colleagues did development work on these types of devices for high-resolution optical bioimaging. Dr. Farkas is continuing certain of this work at Cedars-Sinai Medical Center.

Our technology consists of optical imaging methods for medical diagnostics, emphasizing spectral imaging. The ability to obtain detailed spectral information at specific locations in the body in an image allows discrimination of certain features of interest to the physician based on the spectral signatures, and the quantitative location of important differences between normal and abnormal morphology and physiology. Furthermore, our spectral imaging methods require no contrast agents, being optimized for detection of intrinsic tissue signatures in the body, such as increased size of cellular nuclei, which are believed to be indicative of pre-cancerous conditions and/or cancer. The speed and versatility of our image acquisition will be achieved by use of AOTFs. This technology is similar to well-established approaches to obtaining information from satellite reconnaissance, physics-based imaging modalities that use the spectral content of the light reflected from objects of interest for analysis and understanding, in our case, biomedical diagnosis. We will seek to develop proprietary devices based upon this technology.

EndoSpect™

A core theme of biomedical optics/photonics is minimally invasive optical diagnostics and therapeutics. National trends in health care include a growing emphasis on preventive medicine, early diagnosis, reduced invasiveness of procedures and greater reliance on outpatient procedures - in short, an overall reduction in the cost of providing health care. Minimally invasive techniques address such aims in addition to providing significant patient benefits. Current developments in optical technologies are rapidly increasing the technical options available. Moreover, the ongoing growth in use of endoscopes and laparoscopes in medicine makes this theme very timely.

We have a completed design for the EndoSpect™, which is our proposed AOTF-based spectral imaging endoscopy system that incorporates lessons learned and know-how acquired in Dr. Farkas’ previous related work, as well as certain features developed in that work that we believe are proprietary to us. We expect completion and performance testing of the prototype will last at least six months. We have acquired the main optical and electronic components for building an EndoSpect™ prototype and are assembling this prototype. The system consists of a complete AOTF wavelength and temporal control device (a white-light generating arc lamp, two custom crystals arranged in series, electrodes delivering amplified radio-frequency (RF)-signals to these for wavelength selection, and RF and synchronization electronics), a control computer with an LCD monitor, and a special optical fiber of a diameter (2 mm external) allowing its use as a daughter endoscope with most commercially available and currently used endoscopes (in their instrument channels) The entire system is transportable, assembled on a typical high-end endoscopy cart.

We anticipate that, if required by the Food and Drug Administration (the “FDA”), this prototype then will be tested in pre-clinical model systems (animal experiments) to ascertain its performance in vivo for detecting epithelial abnormalities associated with precancerous conditions (such as dysplexia) and early cancers, manifested as an increase in the average size of nuclei in cells. We plan to conduct these experiments at one of several leading U.S. medical centers that we have preliminarily identified, under Institutional Animal Care and Utilization Committee (“IACUC”)-approved protocols. We anticipate that this testing, once initiated, will last at least six months, although the scope of and required time to complete this testing will depend upon the requirements established for this testing by the FDA.

We plan to meet with the FDA during 2006 to determine the pre-clinical and clinical testing and the clinical endpoints for the testing that will be required by the FDA for the EndoSpect™ prior to our submission of a pre-market approval (“PMA”) application to the FDA for marketing approval. We currently anticipate that the FDA will require submission of a full PMA application for marketing approval for the EndoSpect™ as a medical device, which may necessitate extensive, costly and time-consuming clinical trials.

If and when the animal experiments are successfully completed, a full clinical trial will be carried out, to be conducted under Institutional Review Board (“IRB”)-approved protocols. The endoscopy system will be upgraded based on the outcome of the animal experiments, for optimized performance. The currently planned organ systems for the clinical studies are the GI system and thereafter the lungs. We chose Barrett’s esophagus for its first studies, due to (a) the relative endoscopic accessibility of the esophagus; (b) the clinical and social significance of this disease (estimates of the incidence of Barrett’s esophagus, a condition that can lead to esophageal cancer, range between 800,000 and 2,000,000 cases in the U.S.); and (c) the promising earlier preliminary studies showing single point spectroscopic detection of this disease (as opposed to our full-imaging approach) with approximately 90% specificity and sensitivity (Georgakoudi, I. and van Dam, Gastrointest Endosc Clin N Am. 2003, 13:297-308). The latter studies, to our knowledge, are among the very few well-controlled studies of elastic scattering spectroscopy for early detection of cancer. However, we believe that the approach taken in those studies is in need of improvement in moving from a point measurement to a full-imaging method, in order to meet clinical diagnostic needs. We have preliminarily targeted as the site for a proposed future clinical trial a leading medical institution in Los Angeles, California, which has significant strengths in both these areas, especially in endoscopic/MIS surgery. We have not yet commenced formal discussions with this institution to serve as our site.

Finally, product specifications for the EndoSpect™ will be refined in conjunction with seeking FDA approval for its wider clinical use. Its first implementation will be in conjunction with traditional endoscopy, in order to guide biopsies. We believe that the subsequent use of the EndoSpect™ may eliminate the need in certain cases for a separate biopsy.

MelaSpect™

The MelaSpect™ product will be technologically similar to the EndoSpect™ in that an AOTF-based spectral selection device will be at the heart of the system. The endoscopic fiber will be replaced with a hand-held imaging probe, providing uniform-intensity spectral illumination of a small (about an inch square) surface of the skin. Since pigmented nevi are known to harbor melanoma, these will be specifically targeted for spectral imaging, using a fast camera synchronized with the wavelength change by the AOTF. This approach to detecting melanoma is completely non-invasive and engenders no discomfort to the patient. The acquisition of the spectral imaging data set is fast (about a second), to minimize patient motion artifacts.

Since we believe that no useful animal model of melanoma exists, and since the MelaSpect™ is non-invasive, we will ask the FDA to allow us to proceed directly to clinical studies, after having completed the building of the MelaSpect prototype. However, there is no assurance that the FDA will not require animal testing before we can commence clinical trials of the MelaSpect™. Since the MelaSpect™ is non-invasive, the FDA also may not require the extensive clinical testing generally required to submit a PMA for a medical device. However, there is no assurance that such testing will not be required for the MelaSpect™ by the FDA, and at least one company that is developing a competing device has indicated that it is seeking a PMA and is planning to conduct an extensive clinical trial for its device in addition to a limited clinical trial that it previously conducted.

An alternative implementation of MelaSpect™ may also be tested by us, as follows: White light illumination (with conventional light sources or light-emitting diodes) will be coupled to spectral imaging using a detection-side AOTF. We believe that this approach may present some advantages that can carry over into other applications requiring advanced spectral imaging of the skin.

OxySpect™

OxySpect™ will also be based on an AOTF imaging system, but both an excitation and an imaging (detection) approach will be employed. The goal is to spectrally image any surgical area of interest and map, with topological precision, the level of oxygenation at any location in the field of view, based on measuring the oxygen saturation of hemoglobin, a blood component that dominates the blood spectral signature in most wavelength regions of interest.

Dr. Farkas and his collaborators have acquired experience in microscopic imaging measurements of blood oxygenation maps in mice (Shonat et al., Biophys J. 1997, 73:1223-1231), and OxySpect™ is aimed at ultimately moving these types of imaging measurements into operating rooms. The possible applications include intrasurgical detection of tissue oxygenation, mapping of strokes, assessment of wound healing and others.

Intellectual Property

Carnegie Mellon University Patents License

In September 2005, SMI entered into a license agreement with Carnegie Mellon University (“Carnegie Mellon”) under which it became the exclusive worldwide licensee of certain rights under two patents issued to Carnegie Mellon in 1998. Carnegie Mellon’s U.S. Patent No. 5,796,512 covers an optical imaging system with an acousto-optic tunable filter, and Carnegie Mellon’s U.S. Patent No. 5,841,577 covers a light microscope having an acousto-optic tunable filter. The uses licensed to SMI include spectral imaging for all clinical medical applications, including endoscopy and dermoscopy. Under this agreement, SMI will pay Carnegie Mellon a royalty based on sales of products incorporating Carnegie Mellon’s technology and we issued Carnegie Mellon 152,760 shares of our common stock.

Elastic Scattering Spectroscopy Patent

SMI owns all of the rights to an invention for a mulispectral imaging system that was assigned to SMI by Dr. Farkas and other co-inventors in November 2004. In December 2004, SMI filed U.S. Patent Application No. 11/026,912 covering a non-invasive technique for the potential early detection of cancer and other abnormal tissues in the field of imaging elastic scattering spectroscopy. We plan to file an amendment or continuation-in-part application to this previously filed application to add additional claims. The filing will include a description of certain prior work performed in this field based on the original application by Dr. Daniel Farkas and his colleagues, which we do not believe represents prior art that could materially reduce the scope of our potentially patentable claims. A royalty based on our net sales of products covered by this patent application will be payable to Dr. Farkas and the other inventors of the system.

We also plan to file several U.S. provisional patent applications that will seek patent protection for certain enhancements to our potential products (including enhancements that are being incorporated into our next generation EndoSpect™ prototype) in areas that may include wavelength domain, polarization, fiber design, illumination methods and software design.

Markets Targeted

We intend to focus on the U.S. market as well as certain foreign markets. There is no assurance, however, that the actual markets for our products will conform to the descriptions provided below.

EndoSpect™

We have done no independent marketing research, but published data by an unrelated third party estimate that the total current annual U.S. market for endoscopic imaging diagnostic products is approximately $4 billion for the GI and lung application areas alone. While competing with other diagnostic approaches in endoscopy, we are also planning to make the EndoSpect™ available as an add-on to existing advanced endoscopy devices, to increase the ability to detect cancer earlier in exploratory endoscopy and minimally invasive surgery. We believe that the EndoSpect™ will address at least a portion of the endoscopic market for GI and lung applications. Additionally, our current design for EndoSpect™ makes it compatible with a large percentage of existing endoscopes (as a second, “daughter” endoscope working in concert with the main one).

MelaSpect™

Melanoma is a very dangerous form of skin cancer, especially when detected late. Melanoma risk during one’s lifetime has increased from 1:1500 in 1935 to 1:74 in 2000, and is still the fastest growing cancer in the U.S. and worldwide. Survival rates are very strongly dependent on the stage of the diagnosis, ranging for 10-year survival – from 100% for early (stage 0) detection to 3-6% for late (stage IV) detection. Since, in spite of great efforts and expenditures, no significant advances in treatment have occurred within the past 30 years, early detection appears the only effective means at this time of fighting this disease that accounts for only 5% of skin cancers, but for 71% of all skin cancer deaths. At present, dermatologists rely on visual examinations of patients to identify suspicious skin tissues that are candidates for biopsies.

Given the relative simplicity and portability of the planned MelaSpect™, we believe that this diagnostic approach may gain acceptance not only in hospitals, but also in private practices, thus providing a potentially significant market. The American Academy of Dermatology alone has 14,000 physician members worldwide (www.aad.org).

OxySpect™

We believe that OxySpect™ will be most effectively used in settings that are currently relying on established methods such as pulse oxymetry, microelectrodes and magnetic resonance for quantitation of blood oxygenation. Major application areas for the OxySpect™ potentially could include trauma, neurosciences, surgery and perinatal care. An example of a cancer-related application is discussed below.

The presence and the significance of tumor hypoxia have been recognized since the 1950’s. There is increasing evidence that tumor oxygenation is clinically important in predicting tumor response to radiation, tumor response to chemotherapy, overall prognosis, or all three of these. Hypoxic cells in vitro and in animal tumors in vivo are documented to be three times more resistant to radiation-induced killing compared with aerobic cells (Gray et al, Br. J. Radiol. 26: 638-648, 1953). More recent studies showed that hypoxia may have a profound impact on malignant progression and on responsiveness to therapy (Reynolds et al. Cancer Res. 56: 5754-5757, 1996). Numerous studies on tumor oxygenation have been conducted using microelectrodes (Hockel et al. Cancer Res. 56: 4509-4515, 1996), phosphors (Vinogradov et al. Biophys. J. 70:1609-1617, 1996), electron paramagnetic resonance (O’Hara et al. Radiat. Res 144: 222-229, 195) or magnetic resonance imaging (MRI, Mason et al. Radiat. Res. 152: 239-245, 1999). Comparing needle-based, oxygen-sensitive electrodes or electron paramagnetic resonance and MRI for measuring oxygenation shows that the latter two offer the advantage of facilitating multiple repeated measurements to map oxygenation noninvasively. However, magnets are large and expensive, and the methods are not readily portable. A versatile optical method for monitoring intratumor oxygenation rapidly and noninvasively therefore may be very desirable for tumor prognosis and treatment planning. Near-infrared spectroscopy using pulsed-laser light in the time domain, amplitude-modulated laser light in the frequency domain, and continuous-wave light were developed for blood oxygenation quantification in tissue (reviewed in Delpy et al. Philos. Trans. R. Soc. London B 952:649-659, 1997). Tumor oxygenation in real time has also been recently addressed by near-infrared spectroscopy (Liu et al. Applied Optics, 39: 5231-5243, 2000). We plan to develop OxySpect™ to address these same important application areas by spectral-based mapping of oxygenation using non-invasive imaging.

Marketing Through Strategic Alliances

We anticipate that the marketing of each of our products will be done by future strategic alliance partners, although there is no assurance that we will be able to form such partnerships. We have not yet initiated discussions with any third party with respect to a strategic alliance.

Manufacturing

We intend to acquire the components for, and assemble and performance test, the limited number of EndoSpect™, MelaSpect™ and OxySpect™ units that we anticipate will be required for the development work on these proposed products. We anticipate that the manufacture of commercial supplies of these products will be done by future strategic alliance partners, or we may subcontract the manufacture of these products to third-party manufacturing firms. We have not yet initiated discussions with any third party for the manufacture of any of our products.

Potential Business Relationships

We may seek in the future to enter into a strategic collaboration agreement with Gooch & Housego Group (“G&H”) under which G&H would supply us on an exclusive basis with custom AOTF systems for our products. G&H is the largest supplier of acousto-optic products and technologies in the world. However, there is no assurance that G&H will be willing to conduct discussions with us covering a strategic alliance or to enter into such an alliance. In the absence of such an alliance, we intend to acquire our AOTFs from one or more of the several sources that we believe will be available for this purpose, including G&H.

We believe that the EndoSpect™ may represent an attractive strategic opportunity for a major endoscope manufacturer. We intend to seek a strategic alliance with such an endoscope manufacturer who would provide the commercial manufacturing and marketing of the EndoSpect™ and who may support the clinical development of this product. We have not yet commenced discussions with any endoscope manufacturers and plan to initiate these discussions following the completion of pre-clinical development of the EndoSpect™, and there is no assurance that we will be successful in consummating a strategic alliance with any endoscope company.

Employees

We have four employees, each of whom provides services on a part-time basis. We may seek to add more part-time or full-time employees as we expand the scope of our operations.

Competition

Our proposed products are expected to compete with a number of products and technologies that either currently are being utilized or are under development or may be developed by companies, academic medical centers and research institutions. Except for a company named Electro-Optical Sciences, Inc., whose product is described below, we are unaware of any competitors that are seeking to use spectral imaging in a manner directly comparable to our approach to develop directly competing products, although our knowledge of competitors is derived from and limited to certain publicly available information. We have not performed any research to determine if and the extent to which there are competitive products or potential products in the research pipeline. As a result, we may be unaware of competitors who have not publicly filed information about their products.

A number of major companies, ranging from optical imaging companies such as Olympus to consumer products companies such as Procter & Gamble, are involved in at least some of the markets that we intend to enter. These companies or others like them may develop products that could compete with our currently proposed products and may compete with us for the acquisition of new medical applications using technology in the medical imaging device field. There are also many small start-up companies that are researching and developing new technologies that may compete with our products. As one example, Super Dimension Ltd., an Israeli company, has announced development of a product based on a new electromagnetic and imaging technology and a new catheter that allows pulmonologists to reach areas of the lungs they could not reach before for earlier and more accurate detection of lung cancer.

There are also small companies using technology similar to ours in related fields, such as Lightlab Imaging, a subsidiary of Goodman, Co. Ltd., a Japanese corporation, which is utilizing optical coherence tomography (OCT) to develop diagnostic imaging technology. Like us, Lightlab Imaging is researching and developing spectroscopy and polarization imaging to evaluate the absorption characteristics of tissue. We believe that Lightlab currently is focused on cardiovascular applications, such as identifying arterial plaque and differentiating stable from unstable plaque. Although Gooch & Housego Group has not to date marketed medical diagnostic products using optical imaging, this company could elect to enter this field in the future.

Many of the companies that we will compete with have substantially greater financial, technical and marketing resources than we have. Existing or newly developed technologies marketed by third parties may have significant cost or performance advantages compared to the products that we are able to develop.

EndoSpect™

Currently, there are several large companies that manufacture, market and distribute endoscopes. These endoscopes are used by physicians to examine tissue status, and to extract sample cells for staining and diagnosis in a laboratory (histological examination). Other currently available technologies that will compete with the EndoSpect™ include, without limitation, esophageal ultrasound, optical coherence tomography and fluorescence spectroscopy.

We are aware of at least one small medical device company, Xillix Technologies, that has developed medical imaging products that combine image-acquiring cameras and consoles into a device that can be attached to a conventional white-light endoscope. To date, the “fluorescence endoscopy systems” produced by Xillix Technologies have been directed towards lung cancer and gastrointestinal (GI) cancer detection.

MelaSpect™

Currently, the most common method of assessing whether a skin lesion may be cancerous is to look at the lesion and, if thought necessary, remove it for histological examination. A number of companies (including Welch Allyn, Heine Optotechnik and 3 Gen, LLC) market dermoscopes, which allow for non-invasive visualization of colors and microstructures of the epidermis not visible to the naked eye, which can be of use in diagnosing melanomas. These existing methods would compete with, or be used in conjunction with, our Mela Spect™. We are aware of a company named Astron Clinica Ltd. that is using an imaging technology that utilizes visible and infrared light to create subsurface skin maps of different skin chromophones to aid in the detection of malignant melanoma. In addition, Astron Clinica Ltd. and Procter & Gamble have announced a partnership to develop new applications for this technology in the cosmetics field.

We are also aware of a company named Electro-Optical Sciences, Inc. (“EOS”) that is a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. A registration statement filed by EOS with the Securities and Exchange Commission (the “SEC”) states that its MelaFind® product features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. EOS also states that it has conducted a limited prior clinical trial with its device and that it has entered into a binding Protocol Agreement with the FDA to conduct a more extensive pivotal clinical trial (which it intends to commence in 2006) to establish the safety and effectiveness of MelaFind®. EOS appears to have substantially more working capital and other resources than we have.

OxySpect™

Currently, the level of oxygenation in tissue is measured using infrared and or other modalities that are not imaging-based. These methods or modalities would compete with our OxySpect™.

Government Regulation

FDA Regulation

The principal source of government regulation of our proposed products will be the FDA and comparable foreign regulatory agencies. Our currently proposed products will be classified as medical devices and, as such, will be subject to statutes and regulations governing the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

Unless an exemption applies, each medical device that we desire to commercially distribute in the United States will require either prior pre-market notification or pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (the “QSR”), which is a set of good manufacturing practice requirements promulgated by the FDA governing the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished medical devices. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the pre-market notification clearance requirement or the requirement of compliance with certain provisions of the QSR.

Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required. Although we have not yet consulted with the FDA, we anticipate that EndoSpect™ , Mela Spect™ and OxySpect™ will each be classified by the FDA as a Class III device.

A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	the device may not be safe or effective to the FDA’s satisfaction;

•	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired is submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process can be expensive, uncertain and lengthy and a significant number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

Clinical trials generally are required to support a PMA application. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements.

Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for Institutional Review Board (“IRB”) approval and for informed consent.

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application for numerous reasons, including, but not limited to, the following:

•	the FDA, other regulatory authorities, or an IRB do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	physicians do not comply with trial protocols;

•	patient follow-up is not at the rate we expect;

•	patients experience adverse events;

•	IRBs and third-party clinical investigators may delay or reject our trial protocol;

•	third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, the FDA’s Good Clinical Practices or other FDA requirements;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;

•	changes in governmental regulations or administrative actions; and

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.

After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;

•	the FDA’s Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Food, Drug and Cosmetic Act that may present a risk to health.

Also, the FDA may require us to conduct post-market surveillance studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors. Thus, we will need to spend time, money, and effort to maintain compliance.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•	warning letters;

•	fines and civil penalties;

•	unanticipated expenditures;

•	delays in approving or refusal to approve our applications, including supplements;

•	withdrawal of FDA approval;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

We and our contract manufacturers will also be required to manufacture products in compliance with the requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping.

Other U.S. and State Government Regulations

The advertising of our products will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our products will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid.

International Regulation

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country from having no regulations to having a pre-market notice or pre-market acceptance. The time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

RISK FACTORS

An investment in our common stock is subject to a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-KSB and in our other filings with the Securities and Exchange Commission, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and business prospects could be materially and adversely affected. In such event, the trading price of our common stock would likely decline and you might lose all or part of your investment.

Risks Related to Our Business

As a development-stage company, we are subject to numerous risks and uncertainties.

SMI is a recently formed development-stage company that has not generated any revenues and, prior to the Merger, we had not conducted any business operations for several years. As a development-stage company, we face all of the risks and uncertainties normally associated with start-up medical device companies, including developing and implementing a viable business plan, recruiting and retaining qualified and dedicated management and scientific personnel, raising sufficient capital on a timely basis, establishing necessary relationships with manufacturing, medical, scientific or health organizations on acceptable terms, and acquiring or developing the technologies we anticipate we will need.

SMI has incurred operating losses since its inception, and we expect to continue to incur operating losses for the foreseeable future. There is no assurance that we will be able to develop or market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise more capital than otherwise planned to continue development of our products and maintain our operations.

We may be unable to obtain the additional capital that we need to continue our business operations.

We will require additional capital to complete the research and development of EndoSpect™, MelaSpect™ and OxySpect™ and to expand the scope of our operations (including employing senior executives and additional support personnel on a full-time basis), and to acquire and develop any new products that may become available to us.

We have not identified the sources for the additional financing that we will require, and we do not, at this time, have commitments from any third parties to provide this financing. There is no assurance that sufficient funding will be available to us on acceptable terms or at all. If we are unable to obtain sufficient financing on a timely basis, the development of our proposed products could be delayed and we could be forced to reduce the scope of our clinical trials or otherwise limit or terminate our operations altogether. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own, or we could be required to grant a lender a security interest in our assets. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience ownership dilution, could experience declines in our share price and the terms of any new equity securities may have preferences over our common stock.

We currently do not have, and may never develop, any commercialized products.

We currently do not have any commercialized products or any source of revenues. Our proposed products will be sophisticated spectral imaging systems. We have not completed the development or performance testing of working prototypes of these products and may encounter unanticipated difficulties in completing the development of these systems. We have not yet commenced any pre-clinical or clinical testing of any of our proposed products. Because of the early stage of development of each of our proposed products, we do not know if we will be able to generate data that will support the filing with the FDA of applications for Investigational Device Exemptions (“IDEs”) or applications for pre-market approval (“PMAs”) for these products or the FDA’s approval of such applications.

Our efforts may not lead to commercially successful products for a number of reasons, including:

•	we may not be able to obtain regulatory approvals or the approved indications may be narrower than we seek;

•	our products may not prove to be safe and effective in clinical trials;

•	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of our products;

•	we may experience delays in our development program;

•	any products that are approved may not be accepted in the marketplace by physicians or patients;

•	we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products and will not have adequate financial or other resources to achieve significant commercialization of our products;

•	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•	rapid technological change may make our technology and products obsolete.

We have not received, and may never receive, FDA approval to market our products.

Each of our proposed products will require approval of the FDA before it can be marketed in the U.S. and, although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our products in other countries. The process for filing and obtaining FDA approval to market therapeutic or diagnostic products is both time-consuming and costly, with no certainty of a successful outcome. FDA approval may take years after a PMA application is filed, and the FDA may never grant approval.

The FDA approval process includes the conduct of extensive clinical testing, which may take longer or cost more than we initially anticipate due to numerous factors, including, without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols, unexpected adverse reactions by patients in the trials to our products, and changes in the FDA’s requirements for our testing during the course of that testing. We are not aware of any other spectral imaging system employing a technology similar to ours that has been approved by the FDA, nor have we yet met with the FDA to determine what pre-clinical or clinical testing will be required for the EndoSpect™, the MelaSpect™ or any of our other proposed products before we may seek FDA approval to market these products. We may also encounter unexpected safety, efficacy, manufacturing or other FDA related issues as we seek to obtain marketing approval for spectral imaging-based products from the FDA, and there is no assurance that we will be able to obtain approval from the FDA or any foreign governmental agency for marketing of any of our products.

Before submitting a PMA application for any of our products, we must successfully complete a pivotal clinical trial to demonstrate that the product is safe and effective. Product development, including clinical trials, is a long, expensive and uncertain process, and is subject to delays and failure at any stage. Furthermore, the data obtained from the trial may be inadequate to support approval of a PMA application. Furthermore, FDA approval of a protocol agreement does not mean that the FDA will consider the data gathered in the trial sufficient to support approval of a PMA application, even if the trial’s intended endpoints are achieved. There may be unexpected findings, particularly those that may only become evident from the larger scale of the pivotal clinical trial, as compared with the smaller scale tests done to date. The data obtained in the pivotal trial may not be sufficient to support the anticipated indication for use, and may not support a more limited indication for use. The occurrence of unexpected findings in connection with the pivotal trial or any subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. If we are unable to complete the clinical trials necessary to successfully support a PMA application, our ability to commercialize our products and our business, financial condition, and results of operations would be materially and adversely affected, thereby threatening our ability to continue operations.

Our products may encounter uncertain development paths and markets.

Our products will represent new diagnostic approaches for existing disease conditions. The scientific theory that cells with enlarged nuclei (which we believe our technology when fully developed will be able to reliably detect) are likely to be pre-malignant or malignant is a relatively new one that may not yet be fully accepted by the medical community and may never gain such acceptance. Widespread use of our proposed products, even if approved by the FDA, will be dependant upon broad acceptance in the medical community of this theory.

There is no assurance that the approaches offered by our products will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our products. Moreover, we do not have internal marketing data research resources, and we have not yet independently verified the potential size of the commercial markets for any of our proposed products. Since our proposed products will represent new approaches to diagnosing various diseases, it may be difficult, in any event, to accurately estimate the potential revenues from these proposed products, as there currently are no directly comparable products being marketed.

Even if our products are approved by the FDA, they may be approved only for narrow indications.

Even if approved by the FDA, our products may not be approved for the indications that are necessary or desirable for successful commercialization. If we wish to modify our products after receiving FDA approval, including changes in indications or other modifications that could affect safety and effectiveness, additional approvals could be required from the FDA. We may be required to submit extensive pre-clinical and clinical data, depending on the nature of the changes. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies, could delay the commercialization of our products and require us to make substantial additional research, development and other expenditures.

There is no assurance that we will be able to establish and maintain adequate contractual arrangements with third parties for the development, manufacture and marketing of our products.

Our business model calls for the outsourcing of the clinical development and manufacturing and marketing of our proposed products in order to reduce our capital and infrastructure costs as a means of potentially improving the profitability of these products for us. Consistent with our business model, we do not expect to have the financial and other resources to manage by ourselves the conduct of the clinical trials for our proposed products or to manufacture or market them.

We will seek to enter into strategic alliances with larger specialized companies to manufacture and market our products. However, we may utilize contract manufacturers to manufacture our clinical supplies of product or even our commercial supplies. We may contract with independent sales and marketing firms to use their sales force on a contract basis. We have not yet identified or entered into discussions with any company for any strategic alliances or other licensing or contract arrangements covering the manufacture or marketing of any of our proposed products, and we may be unable to do so.

To the extent that we rely on other companies to manufacture or market our products, we will be dependent on the timeliness and effectiveness of their efforts. If a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our products may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including, without limitation, problems involving quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. Should our manufacturing or marketing company encounter regulatory problems with the FDA, FDA approval of our products could be delayed or the marketing of our products could be suspended or otherwise adversely affected. Also, third-party manufacturers may inadvertently produce devices that vary from our approved products in unpredictable ways that cause adverse financial consequences.

Components for our proposed products may be available only from one or a limited number of suppliers, which could make the manufacture of these products more costly or impossible. For example, the customized AOTF component of the EndoSpect™ is currently available, to our knowledge, from only one supplier, a subsidiary of Gooch & Housego Group. There is no assurance that we will be able to enter into a supply agreement with that company.

We will need to contract with third parties in order to sell our products. To the extent that we enter into arrangements with third parties to perform marketing services, our revenues could be lower and our costs higher than if we directly marketed our products.

We will depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

We will rely on clinical investigators and clinical sites, some of which may be private practices, and some of which will be research university or government-affiliated, to enroll patients in our clinical trials. We will rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices are observed at our sites; and other third parties to manage the trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our products. Our agreements with clinical investigators and clinical sites for clinical testing will place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our products.

In addition to the foregoing, our clinical trials may be delayed or halted, or be inadequate to support approval of our PMA applications, for numerous other reasons, including, but not limited to, the following:

•	the FDA, an Institutional Review Board, or other regulatory authorities place our clinical trials on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patient follow-up is not at the rate we expect;

•	third-party clinical investigators delay or reject our trial protocol;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;

•	changes in governmental regulations or administrative actions; and

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.

Our products may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare, Medicaid and other third-party payers.

The availability of medical insurance coverage and reimbursement for newly approved medical devices is uncertain. Our ability to successfully penetrate the market for our products is likely to depend significantly on the availability of reimbursement for our products from third-party payers, such as Medicare, Medicaid, other governmental agencies, private insurers and private health plans. We cannot predict whether levels of reimbursement for our products, if any, will be high enough to allow the price of our products to include a reasonable profit margin.

Even with FDA approval, we expect to experience various pricing pressures in connection with the commercialization of our products. Third-party payers may deny reimbursement if the payer determines that our particular new products are unnecessary, inappropriate or not cost effective.

Third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical devices and, as a result, they may not cover or provide adequate payment for the use of our products. If patients are not entitled to receive reimbursements similar to reimbursements for competing products, they may be unwilling to use our products since they will have to pay for the unreimbursed amounts. If levels of reimbursement are decreased in the future, the demand for our products could diminish or our ability to sell our products on a profitable basis could be adversely affected.

Our products may never achieve market acceptance even if we obtain regulatory approvals.

Even if we obtain all required regulatory approvals for our products, physicians may not endorse our products. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Physicians may not utilize our products until there is long-term clinical evidence to convince them to alter their existing methods of diagnosis and there are recommendations from prominent physicians that our products are effective. We cannot predict the speed at which physicians may adopt the use of our products.

The degree of market acceptance of our products will depend on a number of factors, including:

•	perceived effectiveness of the products;

•	convenience of use;

•	cost of the use of our products;

•	availability and adequacy of third-party coverage or reimbursement;

•	approved indications and product labeling;

•	publicity concerning our products or competitive products;

•	potential advantages over alternative diagnostic methodologies;

•	introduction and acceptance of competing products or technologies; and

•	extent and success of our sales, marketing and distribution efforts.

Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of our products, which would have a material adverse effect on our business, financial condition and results of operations.

We will not be able to sell our products unless and until their design is verified and validated in accordance with current good manufacturing practices as set forth in the U.S. medical device Quality System Regulation.

Assuming that regulatory approval of our products is granted, the approval may be subject to limitations on the indicated uses for which the products may be marketed, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the devices. Later discovery of previously unknown problems with our products, including manufacturing problems, or failure to comply with regulatory requirements such as the Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices), may result in restrictions on our products or their manufacturing processes, withdrawal of our products from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

Failure to obtain and maintain regulatory approval in foreign jurisdictions would prevent us from marketing abroad.

Following commercialization of our products in the United States, we may attempt to market our products internationally. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, in addition to other risks. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We have not taken any significant actions to obtain foreign regulatory approvals. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market on a timely basis, or at all. Our inability or failure to comply with varying foreign regulation, or the imposition of new regulations, could restrict our sale of products internationally.

We may be unable to compete effectively in a highly competitive market.

The medical diagnostic device industry is characterized by intense competition and rapid and significant technological changes and advancements. We believe that other companies, research institutions and universities are doing research and development work in the same spectral imaging area on which we are focused and that many additional companies, research institutions and universities are doing research and development work in a number of similar areas. For example, Electro-Optical Sciences, Inc. is a medical device company focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. The development work by these entities could lead to new products that are substantially similar to our proposed products or which could otherwise directly compete with our products. Furthermore, many companies are engaged in the sale of existing medical diagnostic products that are or will be competitive with our proposed products, including, without limitation, esophageal ultrasound, optical coherence tomography and fluorescence spectroscopy for the diagnosis of various GI and other cancer conditions, and polarization for the diagnosis of melanoma and spectroscopy and optical imaging for the mapping of tissue oxygenation. Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have.

We expect technological developments in the medical diagnostic field to occur at a rapid rate, and we believe competition will intensify as advances in this field are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to recover a significant portion of our research and development expenses. We will be competing with respect to our proposed products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials of new or improved diagnostic products and obtaining regulatory approvals of such products. Some of these companies already market and may be in advanced phases of clinical testing of various medical diagnostic devices that may compete with our proposed products.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our proposed products. In addition, these institutions, along with specialized medical diagnostic device companies, can be expected to compete with us in recruiting qualified scientific personnel.

We have limited patent protection; our patent applications may be rejected; and we may not be able to protect our patents and proprietary rights. We may also become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or develop non-infringing alternative products, and subject us to substantial monetary damages and injunctive relief.

Our ability to compete successfully will depend, in part, on our ability to defend patents that have been issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. We have relied substantially on the patent legal work that was performed for our assignors and licensors and have not independently verified the validity or any other aspects of the patents or patent applications in which SMI has rights. Furthermore, at this time, we have chosen not to use our limited resources to determine whether or not our proposed products are covered by additional patents owned by third parties. Therefore, it is possible that some aspects of our proposed products are covered by third-party patents and that we are infringing the intellectual property rights of third parties.

Certain early work on our technology by Dr. Farkas and his colleagues was funded with federal and state agency grants. During the course of developing our technology, Dr. Farkas was employed at Carnegie Mellon University and is now employed by Cedars-Sinai Medical Center. Although no agency or institution has to date asserted an ownership claim to our technology, and Carnegie Mellon University and Cedars-Sinai have acknowledged our ownership of the invention by Dr. Farkas and his co-inventors for a multispectral imaging system, such claims could arise in the future, particularly with respect to claims that could be made by Cedars-Sinai as to future intellectual property developed by Dr. Farkas.

We have recently filed a patent application with the United States Patent and Trademark Office covering certain aspects of our multispectral imaging technology. We have not yet received any results of that agency’s review of our application, and there is no assurance that we will be successful in obtaining commercially significant or any patent coverage for this invention. Even when we have obtained patent protection for our products, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringers. Patent litigation is expensive, and we may not be able to afford its costs. Third parties could also assert that our products infringe patents or other proprietary rights they hold.

If a third party’s patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain a license to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling, offering to sell or importing our products and/or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We will attempt to protect our proprietary information as trade secrets through nondisclosure agreements with each of our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. There is no assurance, however, that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage.

We face the risk of product liability claims and may not be able to obtain or maintain adequate insurance.

The development and sale of medical diagnostic device products expose us to the risk of significant damages from product liability claims. We may be subject to product liability claims if one of our products causes, or merely appears to have caused, an injury or if a patient alleges that the product failed to provide appropriate diagnostic information. Claims may be made by patients, healthcare providers or others involved with our products.

We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we will rely on the expertise of physicians, nurses and other associated medical personnel to operate our products. If these medical personnel are not properly trained or are negligent, we may be subjected to liability. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers, or result in reduced acceptance of our products in the market.

We plan to maintain product liability insurance for coverage of our clinical trial activities. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if it will be available to us at acceptable costs, at acceptable coverage levels or with other acceptable coverage terms. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our products liability coverage could have a material adverse effect on our business, financial condition and results of operations. The costs for many forms of liability insurance have risen substantially in recent years, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance.

We may not be able to retain our key personnel, and we may be unable to attract and retain new key employees.

We are highly dependent on certain of our officers and directors with specialized scientific and managerial skills, including in particular Dr. Daniel L. Farkas, our Chairman of the Board. Although we have an agreement with Dr. Farkas, under which he serves as our Chairman of the

Board on a part-time basis, we do not carry key-man insurance on his life. We may seek to obtain key-man insurance on Dr. Farkas’s life, although there is no assurance that we will be able to obtain such insurance on attractive terms or at all. There is also no assurance that Dr. Farkas will not elect in the future to terminate his business relationship with us.

We believe that our existing management team will be able to effectively manage our present operations, although each member works for us only on a part-time basis. As we expand the scope of our operations, however, we will need to obtain the full-time services of additional senior scientific and management personnel. Competition for these personnel is intense, and there is no assurance that we will be able to attract or retain qualified senior personnel. If we fail to identify, attract, retain and motivate these personnel, we may be unable to continue our development and commercialization activities. Also, as we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

Assuming that our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, they could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulation and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of our products, and with record keeping practices. We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements.

To the extent that we contract with third parties to manufacture our products, our manufacturers will be required to adhere to current Good Manufacturing Practices requirements enforced by the FDA as part of the Quality System Regulation, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with Good Manufacturing Practices requirements before approval for marketing. The FDA enforces the Quality System Regulation and other regulatory requirements through unannounced inspections.

There is no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt to these changes or new requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

•	warning letters;

•	fines and civil penalties;

•	unanticipated expenditures;

•	delays in approving or refusal to approve our products;

•	withdrawal of approval by the FDA or other regulatory bodies;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer.

We are involved in a heavily regulated sector, and our ability to remain viable will depend on favorable government decisions at various points by various agencies.

From time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture and marketing of a medical device. Additionally, healthcare is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and our products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

The federal government regulates healthcare through various agencies, including but not limited to the following: (1) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (2) the Centers for Medicare & Medicaid Services, which administers the Medicare and Medicaid programs; (3) the Office of Inspector General, which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the Office of Inspector General to exclude healthcare providers and others from participating in federal healthcare programs; and (4) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

In addition to regulation by the FDA as a medical device manufacturer, we are subject to general healthcare industry regulations. The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	billing for services;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•	false claims; and

•	labeling products.

These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. If our operations are found to be in violation of any of the federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

We must comply with complex statutes prohibiting fraud and abuse, and both we and physicians utilizing our products could be subject to significant penalties for noncompliance.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use of our products by physicians may dissuade physicians from either purchasing or using our products and could have a material adverse effect on our ability to commercialize our products.

We are subject to the liabilities incurred by Patco Industries, Ltd. during the period prior to the Merger.

Although Patco Industries, Ltd. represented to SMI in the Merger Agreement that it had only nominal liabilities, SMI performed limited due diligence to confirm the financial condition and legal status of Patco Industries, Ltd. Should there be material undisclosed liabilities or contingent liabilities for the period prior to the Merger, we will have only limited recourse against the prior principal stockholder of Patco Industries, Ltd. for any resulting damages.

The costs and burdens of being a public company may adversely affect our operations.

We face substantially increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. We are required to comply with all of the filing and regulatory obligations imposed by the SEC, by certain state securities commissions, and by the stock market, if any, on which our common stock will be listed. These filing and regulatory obligations include all of the quarterly, annual and other periodic filings that we must make with the SEC and our compliance with the Sarbanes-Oxley Act of 2002. Compliance with all securities and regulatory filings is costly, burdensome and time-consuming. The financial costs of being a public company are significant and could limit the amount of funds that we have available for developing our products and implementing our business plan. Also, the administrative burdens on our employees of being a public company are significant.

Our financial results for future periods may be adversely affected by changes required by financial and accounting regulatory agencies.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States, which are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we have not previously been required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the fair value of our common stock at the date of grant. However, new FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FASB Statement No. 123R), requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Awards to most non-employee directors will be accounted for as employee awards. All public companies must use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with FASB Statement No. 123R. Under the modified retrospective method, the previously-reported amounts are restated to either the beginning of the year of adoption or for all periods presented. This new accounting requirement is likely to cause our operating expenses and reported losses to increase.

Risks Related to Our Common Stock

An active trading market for our common stock may never develop, which may make it difficult for you to sell your shares at an adequate price or at all.

Our common stock is not currently listed or traded on any public market, and there has not been a meaningful market for such common stock during the past several years. Although we are seeking to have our common stock be eligible for quotation on the OTC Bulletin Board, there is no assurance that we will be successful in having our shares so listed. Even if our common stock becomes eligible for quotation on the OTC Bulletin Board, there is no assurance that a regular and established market will be developed and maintained. There is also no assurance as to the depth or liquidity of any market for our common stock or the prices at which stockholders may be able to sell their shares.

Our stock price probably will be volatile.

Assuming that a trading market in our common stock develops, our stock price probably will be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price. The following factors, in addition to other risk factors described in this Annual Report on Form 10-KSB and general market and economic conditions, may have a significant impact on the market price of our common stock:

•	results of our research and development efforts and our clinical trials;

•	the timing of regulatory approval for our products;

•	failure of any of our products, if approved, to achieve commercial success;

•	the announcement of new products or product enhancements by us or our competitors;

•	regulatory developments in the U.S. and foreign countries;

•	ability to manufacture our products to commercial standards;

•	developments concerning our clinical collaborators, suppliers or marketing partners;

•	changes in financial estimates or recommendations by securities analysts;

•	developments or disputes concerning patents or other intellectual property rights;

•	product liability claims and litigation against us or our competitors;

•	the departure of key personnel;

•	the strength of our balance sheet;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of third-party reimbursement in the U.S. and other countries;

•	changes in accounting principles or practices;

•	general economic, industry and market conditions; and

•	future sales of our common stock.

A decline in the market price of our common stock may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.

You may have difficulty selling shares of our common stock if they are deemed “penny stocks.”

Since our common stock is not listed on the Nasdaq Stock Market or a stock exchange, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq or non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Broker-dealers who sell penny stocks to their established customers must deliver a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks prior to any transaction. Additional restrictions apply to broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers may be discouraged from dealing with our common stock if they have to bear these additional burdens, which could severely limit the market liquidity of the common stock and the ability of our stockholders to sell it.

Concentration of ownership among our directors, executive officers and founding stockholders may prevent new investors from influencing significant corporate decisions.

As of March 14, 2006, our directors and executive officers and other founders of SMI beneficially owned approximately 72% of our outstanding common stock, and certain of these persons hold options and warrants to purchase additional shares of our common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons may have interests that are different from the interests of other stockholders. For example, stockholders who are officers or directors may support compensation proposals with which other stockholders disagree. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

The exercise of outstanding stock options and warrants will dilute the ownership interests of our existing stockholders and could cause our stock price to decline.

There are currently outstanding stock options and warrants entitling the holders to purchase 2,028,887 shares of our common stock, including a number of options granted to directors and officers. These options and warrants have exercise prices ranging from $0.15 per share to $2.50 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the market price exceeds their exercise price, even if the market price is substantially less than you paid for your stock. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders will significantly dilute the ownership interests of our existing stockholders and could cause our stock price to decline.

Future sales of common stock by our existing stockholders and option and warrant holders could cause our stock price to decline.

We have agreed to file a registration statement with the SEC to register the resale of 11,125,490 shares of our common stock, which includes (1) all of the shares of our common stock that were issued to all of the SMI shareholders in the Merger, (2) all of the shares that are issuable upon the exercise of the SMI warrants and options that were exchanged in the Merger for warrants and options to purchase shares of our common stock, and (3) all of the shares of our common stock owned by William C. Patridge (the founder of Patco Industries, Ltd.) and any of his assignees.

The registration statement must be filed by May 1, 2006. After the registration statement is declared effective by the SEC, the holders of the shares that are covered by the registration statement will be entitled to sell their shares in the public market. We also intend to file a registration statement on Form S-8 for the 1,000,000 shares of common stock that are issuable under our Equity Incentive Plan, and shares issued under that plan will be freely tradeable as soon as the registration statement is filed with the SEC.

The release into the public market of a large number of freely tradable shares could cause the market price of our common stock to decline. The perception among investors that these sales may occur could produce the same adverse effect on our market price.

To our knowledge, approximately 775,000 shares of the common stock that were held by our stockholders prior to the Merger are currently eligible for sale in the public market in accordance with the volume, manner of sale and other limitations of Rule 144 under the Securities Act of 1933.

The decision by our Board of Directors to issue additional common stock or preferred stock could dilute existing stockholders.

We are currently authorized to issue up to 25,000,000 shares of common stock. To the extent that common shares are available for issuance, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our outstanding common stock.

We are also authorized to issue up to 1,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock or surplus funds in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company, which change of control could be at a substantial premium to the then-current market price of our stock; and

•	discouraging bids for our common stock.

We do not plan to pay any cash dividends on our common stock.

We do not plan to pay any cash dividends on our common stock in the foreseeable future. Any decision to pay dividends is within the discretion of the Board of Directors and will depend upon our profitability at the time, cash available and other factors. As a result, there is no assurance that there will ever be any cash dividends or other distributions on our common stock.

Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

On September 1, 2005, we began renting on a month-to-month basis approximately 400 square feet of space at 8797 Beverly Boulevard, Suite 310, Los Angeles, California 90048. We conduct our administrative as well as certain research and development activities at this facility. The monthly rental payments currently are $1,250. We do not lease or own any other real property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005. As previously reported in a Current Report on Form 8-K that we filed with the SEC on January 31, 2006, SMI’s stockholders approved the Merger and the Merger Agreement. Because approval of the Merger and the Merger Agreement by our stockholders was not required under applicable law, we did not seek such stockholder approval.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not currently listed or traded on any public market, although we are seeking to have our common stock become eligible for quotation on the OTC Bulletin Board. Trading in our common stock was sporadic during the preceding several years, and we do not believe that providing a range of high and low bid information for our common stock is meaningful given the sporadic trading in our stock and our lack of business operations, revenues and assets prior to the completion of the Merger. At all times prior to the completion of the Merger, SMI’s common stock was privately held and was not traded on any market.

We have agreed to file a registration statement with the SEC to register the resale of 11,125,490 shares of our common stock, which includes (1) all of the shares of our common stock that were issued to all of the SMI shareholders in the Merger, (2) all of the shares that are issuable upon the exercise of the SMI warrants and options that were exchanged in the Merger for warrants and options to purchase shares of our common stock, and (3) all of the shares of our common stock owned by William C. Patridge and any of his assignees. To our knowledge, approximately 775,000 shares of our common stock currently are available for resale in the public market in accordance with the volume limitations and other limitations of Rule 144 under the Securities Act of 1933.

Stockholders

As of March 14, 2006, there were approximately 166 holders of record of our common stock, not including any persons who hold their stock in “street name.”

Dividend Policy

We have not paid any cash dividends on our common stock for more than two fiscal years, and SMI has never paid any cash dividends on its common stock. We anticipate that we will not pay any dividends on our common stock during the foreseeable future but will instead follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Repurchase of Securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2005.

Recent Sales of Unregistered Securities

On January 31, 2006, we issued to SMI’s 44 shareholders, in connection with the closing of the Merger, 8,546,600 shares of our common stock in conversion of all of the 8,546,600 shares of SMI common stock, and we issued on that date warrants and stock options to purchase a total of 2,028,887 shares of our common stock in exchange for the cancellation of all of SMI’s outstanding warrants and stock options that were held by 47 persons. The warrants and stock options issued by us have the same exercise prices and other terms as the SMI warrants and stock options that were cancelled in the Merger.

The exercise prices and expiration dates of the warrants and stock options that we issued in connection with the Merger are as follows:

Warrants

Number of Shares Covered	Exercise Price	Expiration Date
300,000	$0.15	3-9-08
1,400,000	$2.50	1-30-09

Stock Options

Number of Shares Covered	Exercise Price	Expiration Date
42,893	$0.15	2-17-10
10,062	$0.35	4-21-10
50,181	$0.35	5-15-10
150,479	$0.35	4-21-12
75,272	$0.35	8-31-12

We issued all of the securities that are described in the preceding paragraphs in reliance upon the registration exemption provided by Section 4(2) of the Securities Act of 1933 for offers and sales of securities that do not involve a public offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the information in this Item 6 together with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors “ included in Item 1 and elsewhere in this Annual Report.

Overview

On January 31, 2006, we completed the Merger, pursuant to which SMI became our wholly owned subsidiary. At the time of the Merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the Merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of SMI. We currently do not plan to conduct any business other than the business that SMI has conducted since its organization.

Although we acquired SMI in the Merger, for accounting purposes the Merger was treated as a reverse merger since the stockholders of SMI acquired a majority of our outstanding shares of common stock and the directors and executive officers of SMI became our directors and executive officers. Accordingly, our financial statements contained in this Annual Report on Form 10-KSB, and the description of our results of operations and financial condition, reflect the operations of SMI.

Plan of Operation

As a result of the Merger with SMI, we are now a development stage company that will seek to develop imaging devices with medical diagnostic applications based upon our technology related to spectral optical imaging.

Since its inception on February 25, 2004, SMI has been primarily engaged in the acquisition of certain intellectual property related to, and the design of, these potential products and the assembly of a prototype for one of these products and has not generated any revenues. As a result, SMI has incurred operating losses and, as of December 31, 2005, SMI had an accumulated deficit of $257,745. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our plan of business operation, see Item 1 of this Annual Report, entitled “Description of Business.”

Revenues

SMI had no revenues during the period from February 25, 2004 (date of inception) to December 31, 2004 or during the twelve-month period ended December 31, 2005. SMI incurred a net loss of $11,741 for the period from February 25, 2004 (date of inception) to December 31, 2004, and a net loss of $246,004 for the twelve-month period ended December 31, 2005. We do not expect to generate any operating revenues during 2006.

Expenses

General and administrative expenses for the period from February 25, 2004 (date of inception) to December 31, 2004 and for the twelve months ended December 31, 2005 were $6,219 and $54,126, respectively. Research and development expenses for the period from February 25, 2004 (date of inception) to December 31, 2004 and for the twelve months ended December 31, 2005 were $5,522 and $152,760, respectively. We expect both our general and administrative as well as our research and development expenses to increase substantially during 2006 as compared to prior periods.

Liquidity and Capital Resources

As of December 31, 2005, SMI had working capital of $22,239, compared to a negative working capital of $11,494 on December 31, 2004. As a result of SMI’s completion of a private placement of securities on January 30, 2006, we had pro forma working capital of approximately $1.378 million as of December 31, 2005.

We will require substantial additional capital to meet our current operating needs and to carry out our business plan. We believe that the net proceeds from the January 2006 private placement will be sufficient to meet our capital requirements for carrying out our business plan during the 2006 fiscal year, although there is no assurance that such proceeds will be sufficient for this purpose. See “Risk Factors” in Item 1 of this Annual Report for additional information regarding our need for capital.

We do not have any bank credit lines. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We have not yet identified or have any funding commitments from, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of December 31, 2005, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2005 beginning on page F-1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception have been considered as part of our development stage activities.

Patents

Costs incurred to reimburse Chromo Dynamics, Inc. for patent-related costs in connection with our entry into a license and assignment agreement with that company were expensed as in-process research and development expenses.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. We have accounted for the transactions based on the fair value of the equity instrument issued and have used the guidance in the Emerging Issues Task Force Abstract (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to measure and record the compensation expense

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto and the related report of Stonefield Josephson, Inc. are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of the our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The name, age and business experience of each of our executive officers and directors are described below. Each such person became an executive officer and/or director upon the closing of the Merger on January 31, 2006. Each director will hold office until his successor is elected at an annual meeting of stockholders or until his earlier death, resignation or removal from office. Each of our officers and the officers of SMI currently work for our Company and SMI on a part-time basis.

Name	Age	Position
Daniel L. Farkas, Ph.D.	54	Chairman of the Board of Directors *
David Wohlberg	52	President, Chief Operating Officer and Director
C. Kirk Peacock	37	Chief Financial Officer and Treasurer
Sanford J. Hillsberg	57	Secretary and Director *
Rudolf Nisi, M.D.	74	Director
Jacek Rozga, M.D., Ph.D.	57	Director

*	Our Chairman of the Board and Secretary do not function as executive officers.

Daniel L. Farkas, Ph.D. Dr. Farkas has served as our Chairman of the Board of Directors since the Merger. Dr. Farkas is a co-founder of SMI and has served as its Chairman of the Board of Directors since its inception in 2004. He has been Vice Chairman and Professor in the Department of Surgery, and Director, Minimally Invasive Surgical Technologies Institute at the Cedars-Sinai Medical Center in Los Angeles, California and Adjunct Professor of Robotics at Carnegie Mellon University since 2002. From 1992 to 2002 Dr. Farkas was Associate Director and then Director of the Center for Light Microscope Imaging and Biotechnology at Carnegie Mellon University, a National Science and Technology Center that won the Smithsonian Award for Science in 1996. Prior experience also includes Professor of Bioengineering and Pathology and Director of the BioImaging Laboratories at the University of Pittsburgh and core faculty positions in the McGowan Institute for Regenerative Medicine and the University of Pittsburgh Cancer Institute. Dr. Farkas was trained in Theoretical Physics in Eastern Europe, and holds a Ph.D. in Biophysics and Biochemistry from the Weizmann Institute in Israel, where he received a number of honors, including the Yashinsky Outstanding Student Prize, EMBO and UNESCO fellowships, and Aharon Katchalsky-Katzir Award. He came to the United States as a Fulbright scholar (also holding a Dr. Chaim Weizmann fellowship) and was also a Fulbright lecturer at the University of California, Berkeley. His work in bioimaging and biophotonics has been described in more than 100 publications and supported by more than $30,000,000 in peer-reviewed funding. Dr. Farkas has chaired more than a dozen international scientific meetings, including the recent United Engineering Foundation Conference on Advances in Optics for Biotechnology, Medicine and Surgery and the Keystone Symposium on Optical Bioimaging: Applications to Biology and Medicine, and was Associate Editor of Cytometry. He is a member of the Executive Committee of the Biomedical Optics Society, and was series editor for

Methods in Bioengineering (Springer). He is also Associate Editor of Molecular Imaging, on the Editorial Boards of Journal of Biomedical Optics, Current Analytical Chemistry and Journal of Microscopy, and has served on more than a dozen NSF panels and NIH Study Sections, and on advisory boards to several national research centers and companies. His work was recognized with the Automated Imaging Association Award for Scientific Application (1994) and the Sylvia Sorkin Greenfield Award from the American Association of Physicists in Medicine (2002).

David Wohlberg. Mr. Wohlberg has served as our President, Chief Operating Officer and director since the Merger. Mr. Wohlberg became President and Chief Operating Officer and a director of SMI in April 2005. He has been a business and legal advisor to emerging and high-technology companies for over twenty years and has practiced law with Troy & Gould Professional Corporation since 1979, where he currently serves as of counsel. Troy & Gould, a Los Angeles based law firm specializing in corporate and securities law, has served as SMI’s corporate legal counsel since SMI’s inception. Mr. Wohlberg serves on the Board of Directors of the Los Angeles Chapter of the Juvenile Diabetes Research Foundation and is Treasurer and Director of the Synagogue for the Performing Arts. Mr. Wohlberg is a graduate of the University of California at Santa Cruz and Yale Law School.

C. Kirk Peacock. Mr. Peacock has served as our Chief Financial Officer and Treasurer since the Merger. Mr. Peacock is a Certified Public Accountant and became Chief Financial Officer of SMI in May 2005. He previously was Chief Financial Officer of CytRx Corporation, a ribonucleic acid interference and biopharmaceutical company focused on the development and commercialization of high-value human therapeutics from August 2003 through July 2004. Mr. Peacock has experience as Chief Financial Officer with several start-up companies, including DigitalMed, Inc., a venture-backed subsidiary of Tenet Healthcare, from December 2001 through February 2003 and Ants.Com, Inc. from October 2000 through June 2001. Mr. Peacock was also a manager with a large, international accounting firm for a number of years. Mr. Peacock serves as a member of the investment committee and an advisor to the audit committee of the Board of Directors of Laird Norton Company LLC. Mr. Peacock is a graduate of Claremont McKenna College.

Sanford J. Hillsberg. Mr. Hillsberg has served as our Secretary and a director since the Merger. Mr. Hillsberg is a co-founder of SMI and has served as a director and as Secretary of SMI since its inception in 2004. Mr. Hillsberg has been an attorney with Troy & Gould Professional Corporation since 1976. Mr. Hillsberg serves as a director of Tempra Technology, Inc., a thermal research and development company. Mr. Hillsberg served as a director of Duska Therapeutics, Inc., a publicly-held biopharmaceutical company, and as its Secretary on a part-time basis, until January, 2006. He also served as a director and on a part-time basis as Secretary of Duska Scientific Co. from 1999 until January 2006. He previously served as a director and Vice President of Medco Research, Inc. Mr. Hillsberg is a member of the Board of Governors of Cedars-Sinai Medical Center and has also previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School.

Rudolf Nisi, M.D. Dr. Nisi has served as a director since the Merger. Dr. Nisi has served as a director of SMI since 2005. He has been an Active Attending Physician at the Albert Einstein College of Medicine and Cardiology since 1981 and an Assistant Clinical Professor of Medicine at Albert Einstein College of Medicine since 1981. Dr. Nisi has held various positions at Westchester Square Medical Center of Internal Medicine and Cardiology including Active Attending Physician since 1963, Director of Medicine since 1975, Chief of Cardiology since 1975, Chairman of Medical Critical Care Unit since 1975, President of the Medical Board from 1977 to 1978, Chairman of the Board of Directors since 1983 and from 1976 to 1978, Chairman of the ER Committee since 1984, and Vice-President of Medical Affairs since 1993. From 1997 to the present, Dr. Nisi has been an Assistant Attending Physician at New York Hospital, Clinical Assistant Professor of Medicine at

Cornell University Medical College, and since 2000 Assistant Dean at Weill Medical College. Dr. Nisi serves on the Board of Tempra Technology, Inc. Dr. Nisi served on the Board of Duska Therapeutics, Inc., and from 1980 to 1987, Dr. Nisi served as Chairman of the Board of Directors of Medco Research, Inc.

Jacek Rozga, M.D., Ph.D. Dr. Rozga has served as a director since the Merger. Dr. Rozga has served as a director of SMI since October, 2004. He is a co-founder of Arbios Technologies, Inc., which is developing liver assist devices, and has been a director and the President of that company since its organization in August 2000. Dr. Rozga has been a director, the President and the Chief Scientific Officer of Arbios Systems, Inc., the publicly traded parent corporation of Arbios Technologies, since October 30, 2003 and also previously served as that company’s Chief Financial Officer. Since 1992, Dr. Rozga has been a research scientist at the Burns & Allen Research Institute, Cedars-Sinai Medical Center. He is Adjunct Professor of Surgery at David Geffen UCLA School of Medicine.

Key Personnel

Gregory Bearman, Ph.D. Dr. Bearman, age 58, serves on a part-time basis as our Chief Scientist. Dr. Bearman is a Principal Scientist at California Institute of Technology’s Jet Propulsion Laboratory. He is currently a Research Associate Professor of Ophthalmology at the Keck School of Medicine, and has previously been Visiting Scientist at Cedars-Sinai Medical Center in Los Angeles and the Texas Heart Institute in Houston. Since 1999, he has been a member of the Editorial Board of the Journal of Biomedical Optics, and is an organizer of the yearly SPIE major conference on spectral imaging for biology. Among Dr. Bearman’s research interests are biological spectroscopy, imaging spectroscopy, fluorescence microscopy techniques, instrument development and application of imaging technologies to archeology and ancient texts (he led a team that applied spectral imaging technology to the Dead Sea Scrolls). Dr. Bearman holds five patents and five pending patent applications, and has written 72 publications as well as 16 technology reports for NASA. He earned a B.A. from Cornell University and a Ph.D. in atomic and molecular physics from Brandeis University. Dr. Bearman has received three NASA Space Act Awards in addition to several other awards for his invention of the technology underlying the Zeiss META 510 fluorescence microscope.

Committees of the Board

Our Board of Directors has established an Audit Committee consisting of Dr. Jacek Rozga and Dr. Rudolph Nisi.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of our financial statements and reports;

•	the independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee appoints the outside auditors, reviews with the outside auditors the plans and results of the audit engagement, approves permitted non-audit services provided by our independent auditors and reviews the independence of the auditors. While each of the members of the Audit Committee has significant knowledge of financial matters, neither of the Audit Committee members has been designated as an “audit committee financial expert” as defined under Item 401(e)(2) of Regulation S-B of the Exchange Act. Given the limited nature of our business operations and financial statements, the Board of Directors believes that there is not currently a need to have an audit committee financial expert.

Our full Board of Directors currently performs the functions that would be performed by a compensation committee and a nominating and corporate governance committee. Given our small size and the development stage nature of our operations, the Board of Directors does not believe that separate board committees are necessary to these functions. We will establish compensation and nominating and corporate governance committees if our business operations develop to the stage where the appointment of board committees is desirable or if such committees are required upon our subsequent listing of common stock on a national stock exchange or on Nasdaq.

Scientific Advisory Board

Our Scientific Advisory Board consults with the Board of Directors and our management on matters relating to our research and development programs, the design and implementation of our clinical trials, market opportunities from a clinical perspective, new technologies relevant to our research and development programs, and scientific and technical issues relevant to our business.

The current members of the Scientific Advisory Board are:

George Berci, M.D. Dr. Berci is considered a pioneer in the field of modern endoscopy. He introduced Diagnostic and Theraputic Laparoscopy in Gynecology, Established Modern Endourology, Diagnostic Laparoscopy in Oncology, and Intra-Operative Biliary Endoscopy in Stone Disease. He also introduced Cholangiography in the operating rooms and Operative Laryngology, as well as Outpatient Laryngoscopy. After the opening of Cedars-Sinai Medical Center, he organized the GI endoscopy unit and started the CSMC Division of Surgical Endoscopy. In 2002, CSMC received sponsorship ($1.5 million) for the “Dr. Berci Chair in Minimally Invasive Surgery.” Dr. Berci’s awards include the Glisson Prize in surgery, and a membership of the Royal College of Surgeons Edinburgh and of the American College of Surgeons. He is past President of the Society of GI Endoscopy Surgeons, an organization with 4,000 Board-Certified Surgeons. Dr. Berci has published 220 papers in peer reviewed journals, as well as 11 Books, 26 videos, and numerous lectures at national and international forums. He retired in 1992, but resumed activities as Senior Director in Surgical Endoscopy Research at CSMC, supported by external grants.

Irving Bigio, Ph.D. Dr. Bigio is Professor in the Departments of Biomedical Engineering and Electrical and Computer Engineering, Boston University, where he is also Director of the Biomedical Optics Laboratory. He was recently inducted into the American Institute for Medical and Biological Engineering. His research interests include medical applications of optics, lasers and spectroscopy; biomedical optics and biophotonics; applied spectroscopy, especially to biomedical problems; advanced spectroscopic technologies for tissue diagnosis; noninvasive measurement of drug concentrations in tissue; interstitial laser thermotherapy and photodynamic therapy; computational methods for modeling optical transport in tissue; and multi-capability endoscopic and laparoscopic instruments.

Achilles S. Demetriou, M.D., Ph.D. Dr. Demetriou is the Chairman of our Scientific Advisory Board and is a pioneer in the development of the bioartificial liver. He is the Executive Vice President and Chief Operating Officer of University Hospital Health Systems in Cleveland, Ohio. Previously, he was Chairman, Department of Surgery, and the Esther and Mark Shulman Chair in Surgery and Transplantation Medicine at Cedars-Sinai Medical Center, in Los Angeles, California. Dr. Demetrious also served as Director of Cedars-Sinai’s Liver Support Unit and chaired the Department of Surgery at CSMC since 1995. He also served as Professor of Surgery at the University of California, Los Angeles School of Medicine and was Vice-Chairman of the school’s Department of Surgery. With his appointment in 1982 as Assistant Professor of Surgery at Albert Einstein College

of Medicine-Montefiore Medical Center, Dr. Demetriou began a teaching and professional career that has included a number of positions at Einstein, Vanderbilt University and the Veterans Administration Medical Center in Nashville. Dr. Demetriou has also served on numerous national and international professional committees. Dr. Demetriou received his medical degree from Hebrew University-Hadassah Medical School in Jerusalem, Israel, and completed a surgical residency at Albert Einstein College of Medicine-Bronx Municipal Hospital Center. He accepted a research fellowship at the Biochemical Pharmacology Laboratory of the National Institute of Arthritis, Metabolism and Digestive Diseases; earned his doctorate in biochemistry from George Washington University; and completed a surgical residency at Vanderbilt University Medical Center and Affiliated Hospitals. Among his appointments, he was a member of the Marion Bessin Liver Research Center at Albert Einstein College of Medicine, the Paul W. Sanger Chair in Surgery at Vanderbilt, and Director of the S.R. Light Surgical Research Laboratory at Vanderbilt.

Manfred Mosk, Ph.D. Dr. Mosk is a co-founder of SMI and serves on the Scientific Advisory Board. He served as a director of SMI since its inception in 2004 until November 2005 and as SMI’s part-time Interim President from its inception until April 2005. He has been the President of Technomedics Management & Systems, Inc., a privately held healthcare economics consulting firm, since 1994. Dr. Mosk is a co-founder of Duska Scientific Co., which merged with Duska Therapeutics, Inc., a publicly held pharmaceutical research and development company, and serves on Duska’s Scientific Advisory Board. He previously served as Chairman of the Board of Duska Scientific Co. and was the Chairman (non-executive) of Duska Therapeutics, Inc. until December 2005. Dr. Mosk currently serves on the Board of Directors of OncoTx, Inc., UCLA’s Jonsson Cancer Center Foundation, The University Kidney Disease Research Associates at USC, and on the Board of Governors of Cedars-Sinai Medical Center. He previously served on the Board of Directors of Arbios Systems, Inc., the California State University (system-wide) Foundation, and The College of Naturopathic Medicine; on the Board of Advisors of GeoVax, Inc. and Spectrum Laboratories, Inc.; and as a member of the Institutional Review Board (IRB) of Cedars Sinai Medical Center. Dr. Mosk was an Economic Counselor for the eastern European division of Pfizer, Inc. Dr. Mosk was the co-founder, former President, Chief Executive Officer and director of Medco Research, Inc. from approximately 1983 to 1992, when he voluntarily retired from these positions. He rejoined the board and served again as a director of Medco from approximately 1995 to 1996. Medco was subsequently acquired by King Pharmaceuticals, Inc. Under Dr. Mosk’s leadership, Medco acquired licenses, raised funds, became a public company and developed the first-ever approved and marketed adenosine-based drug in the U.S. Dr. Mosk holds B.S., M.S. and Ph.D. degrees in business administration from The California State University and The California Western University.

Code of Ethics

We anticipate that, at its April 2006 meeting, our Board of Directors will adopt a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Optical Molecular Imaging, Inc., 8797 Beverly Boulevard, Suite 310, Los Angeles, California 90048.

Section 16(a) Beneficial Ownership Reporting Compliance

Because we have not registered our common stock under Section 12 of the Exchange Act, our directors and executive officers and owners of more than ten percent of our common stock are not required to file with the SEC reports under Section 16(a) of the Exchange Act regarding their ownership and changes in ownership of our common stock.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning the compensation of our Chief Executive Officer, William C. Patridge, for the three years ended December 31, 2005. Mr. Patridge resigned as our Chief Executive Officer on January 31, 2006. During the year ended December 31, 2005, none of our executive officers received salary and bonus payments in excess of $100,000.

The following table also sets forth information concerning the compensation of SMI’s President and Chief Operating Officer, David Wohlberg, for the year ended December 31, 2005 and for the period from February 25, 2004 (date of inception) to December 31, 2004. Mr. Wohlberg has served as SMI’s President and Chief Operating Officer since April 2005 and became our President and Chief Operating Officer on January 31, 2006. Mr. Wohlberg is currently acting in the capacity of our chief executive officer. During the year ended December 31, 2005, no executive officer of SMI received salary and bonus payments in excess of $100,000.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards		Securities Underlying Stock Options	All Other Compensation
William C. Patridge (1) Chief Executive Officer	2005 2004 2003	— — —	— — —	— — —	50,000 — —	(2)	— — —	— — —

David Wohlberg (3) SMI’s President and Chief Operating Officer	2005 2004	— —	— —	— —	— —		150,479 —	— —

(1)	Mr. Patridge resigned as an officer on January 31, 2006.
(2)	On July 1, 2005, Mr. Patridge received a grant of 50,000 shares of our common stock in consideration for services rendered in connection with the Merger with SMI. Because of the lack of a market for our common stock on the grant date of July 1, 2005 and as of December 31, 2005 and because we did not conduct any business operations on either of those dates, we are unable to estimate a dollar value for the 50,000 shares of common stock that were granted to Mr. Patridge.
(3)	Mr. Wohlberg became SMI’s President and Chief Operating Officer in April 2005 and became our President and Chief Operating Officer on January 31, 2006. SMI was incorporated on February 25, 2004.

Stock Option Grants

The following table sets forth information regarding options to purchase our common stock that were granted to the executive officers named in the Summary Compensation Table during the year ended December 31, 2005. Neither we nor SMI granted any stock appreciation rights to such persons.

Option Grants in Fiscal Year Ended December 31, 2005

Individual Grants

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise Price	Market Price on Date of Grant	Expiration Date
William C. Patridge	—	—	—	—
David Wohlberg	150,479	52.6%	$0.35	(1)	4/21/12

(1)	Mr. Wohlberg’s option was granted by SMI and assumed by us in the Merger. On the option grant date, the common stock of SMI was not listed for trading on any securities market. Accordingly, there was no market price on the date of grant. Mr. Wohlberg’s option vests in four equal quarterly installments beginning on the grant date.

Aggregate Options

The following table sets forth information concerning stock option exercises by the executive officers named in the Summary Compensation Table during the year ended December 31, 2005 and concerning stock options held by such persons as of December 31, 2005. The persons named in the following table do not hold any stock appreciation rights.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/05 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at 12/31/05 Exercisable/ Unexercisable
William C. Patridge	—	—	—	—
David Wohlberg	—	—	112,859/37,620	(1)

(1)	Mr. Wohlberg’s option was granted by SMI and assumed by us in the Merger. As of December 31, 2005, the common stock of SMI was not listed for trading on any securities market, and there was not a public market for our common stock. Accordingly, we are unable to estimate the value of Mr. Wohlberg’s option as of December 31, 2005.

Compensation of Directors

We did not compensate our directors for services rendered as directors during the preceding fiscal year. Except as described in the following paragraph, SMI has never paid its directors any fees or other compensation for attending meetings or providing other services in their capacity as directors. In the future, we may adopt a policy of paying our independent directors annual retainers and/or fees, including option grants, for serving as directors and attending meetings, and we may adopt a policy of reimbursing all of our directors for their reasonable travel expenses in attending meetings.

SMI awarded an option in February 2005 to Dr. Jacek Rozga, one of its directors, to purchase an aggregate of 25,091 shares of common stock at an exercise price of $0.15 per share. SMI awarded an option in April 2005 to Dr. Daniel L. Farkas, its Chairman, to purchase an aggregate of 10,062 shares of common stock at an exercise price of $0.35 per share. We assumed all of these options in the Merger.

Stock Incentive Plan

We have in effect an Equity Incentive Plan (the “Plan”) pursuant to which we are authorized to grant awards to purchase up to 1,000,000 shares of common stock to our key employees, officers, directors, consultants, and other agents and advisors. Awards under the Plan may consist of stock options (both non-qualified options and options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986), stock appreciation rights and restricted stock awards. The Plan is administered by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Plan.

The Plan provides that, in connection with incentive stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate exercise price of shares for which incentive stock options are exercisable for the first time by such employee (i.e., a 10% stockholder) during any calendar year may not exceed $100,000. Non-qualified stock options granted under the Plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

As of the Merger closing date, there were outstanding options to purchase 328,887 shares of our common stock under the Plan. These options were originally granted by SMI and were assumed by us in connection with the Merger.

Employment Agreements

Prior to the Merger, SMI entered into the following employment agreements. We have assumed SMI’s obligations under these employment agreements, and each of the individuals described below has agreed to serve as an officer of Optical Molecular Imaging, Inc.

On April 22, 2005, SMI entered into an agreement with Daniel L. Farkas, pursuant to which Dr. Farkas agreed to serve as its Chairman of the Board on a part-time basis. The term of the agreement is one year. SMI has the ability to terminate the agreement in the event of Dr. Farkas’s disability or for “cause,” as defined in the agreement. Dr. Farkas may terminate the agreement if SMI materially breaches the agreement and fails to correct the breach within fifteen days following written notice from Dr. Farkas. For his services provided pursuant to the agreement, Dr. Farkas received an option to purchase 10,062 shares of our common stock at an exercise price of $0.35 per share. The option vests and becomes exercisable monthly over the one-year term of the agreement. SMI has agreed to indemnify Dr. Farkas for all claims arising out of his performance as Chairman of the Board, other than those arising from his gross negligence or willful misconduct.

On April 22, 2005, SMI entered into an employment agreement with David Wohlberg, pursuant to which Mr. Wohlberg agreed to serve as its President and Chief Operating Officer. The term of the agreement runs until April 30, 2006. The agreement provides that Mr. Wohlberg will receive a monthly salary of $2,000 commencing only after SMI has raised at least $1,500,000 of equity capital and a monthly salary of $5,000 after SMI has raised a cumulative amount of equity of at least $4,500,000. Under the agreement, Mr. Wohlberg received an option to purchase 150,479 shares of our common stock at an exercise price of $0.35 per share. The option vests in four equal amounts, quarterly over the term of the agreement, in advance. SMI has agreed to indemnify

Mr. Wohlberg for all claims arising out of his performance as President and Chief Operating Officer, other than those arising from Mr. Wohlberg’s breach of the agreement or his gross negligence or willful misconduct. Mr. Wohlberg may terminate the agreement if SMI materially breaches the agreement and fails to correct the breach within fifteen days following written notice from Mr. Wohlberg. SMI has the ability to terminate the agreement in the event of Mr. Wohlberg’s disability or for “cause,” as defined in the agreement. Mr. Wohlberg will spend the majority of his business time on our business.

On May 16, 2005, SMI entered into an agreement with C. Kirk Peacock, pursuant to which Mr. Peacock agreed to serve as its Chief Financial Officer on a part-time basis. The term of the agreement is one year. SMI has the ability to terminate the agreement in the event of Mr. Peacock’s disability or for “cause,” as defined in the agreement. Mr. Peacock may terminate the agreement if SMI materially breaches the agreement and fails to correct the breach within fifteen days following written notice from Mr. Peacock. Under the agreement, Mr. Peacock received an option to purchase 50,181 shares of our common stock at an exercise price of $0.35 per share. The option vests and becomes exercisable monthly over the one-year term of the agreement. SMI has agreed to indemnify Mr. Peacock for all claims arising out of his performance as Chief Financial Officers, other than those arising from his gross negligence or willful misconduct.

We have agreed that each of our non-management directors (Drs. Nisi and Rozga and Mr. Hillsberg) may organize other companies or serve as directors and officers and/or provide consulting or other services to other companies, for compensation, and that such services will not be deemed to be a breach of fiduciary duty or the taking of a corporate opportunity so long as such activities do not directly involve products or potential products based on scattered spectral imaging.

Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation provides that, to the full extent permitted by the Delaware General Corporation Law, no director will be personally liable to us or our stockholders for or with respect to any acts or omissions in the performance of his or her duties as a director.

Our Amended and Restated Certificate of Incorporation also provides that each person who is or was or had agreed to become a director or officer, and each such person who is or was serving or who had agreed to serve at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other entity, will be indemnified by us to the full extent permitted by the Delaware General Corporation Law and will be entitled to advancement of expenses in connection therewith. Our Bylaws have similar indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 14, 2006 by (1) each person who is known by us to own beneficially more than five percent of our outstanding common stock, (2) each of our directors, (3) each of our executive officers, and (4) all executive officers and directors of a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within 60 days after March 14, 2006 pursuant to the exercise of vested and exercisable options or warrants, but such shares are not deemed to be outstanding for purposes of computing the ownership percentage of any other person or group. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within 60 days after March 14, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Class
Daniel L. Farkas, Ph.D. (2)	2,164,362	23.1%
David Wohlberg (3)	247,879	2.6%
C. Kirk Peacock (4)	46,000	*
Sanford J. Hillsberg (5)	1,974,350	21.0%
Rudolph Nisi, M.D.	387,000	4.1%
Jacek Rozga, M.D., Ph.D. (4)	25,091	*
Manfred Mosk, Ph.D. (6)	2,147,850	22.9%
William C. Patridge	500,000	5.3%
All executive officers and directors as a group (6 persons)	4,844,692	50.3%

*	Less than 1%.
(1)	The address of each of the persons shown, except Mr. Patridge, is c/o Optical Molecular Imaging, Inc., 8797 Beverly Boulevard, Suite 310, Los Angeles, California 90048. The address for Mr. Patridge is 295 East Main Street, Suite 1, Ashland, Oregon 97520.
(2)	Includes 10,062 shares subject to exercisable options.
(3)	Includes 150,479 shares subject to exercisable options and 10,000 shares subject to exercisable warrants.
(4)	All of the shares shown are subject to exercisable options.
(5)	Includes 10,000 shares subject to exercisable warrants. Excludes 190,950 shares owned beneficially by Troy & Gould Professional Corporation, of which Mr. Hillsberg is counsel.
(6)	Includes 128,871 shares of our common stock owned by Technomedics Management & Systems, Inc., of which Dr. Mosk is the controlling stockholder.

Equity Compensation Plan Information

As of December 31, 2005, there were no outstanding options, warrants or other rights to purchase shares of our common stock.

The following table summarizes, as of March 14, 2006, (1) the number of shares of our common stock that are issuable upon the exercise of outstanding options, warrants and other rights, (2) the weighted-average exercise price of such options, warrants and rights, and (3) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	328,887	*	$0.32	671,113
Equity compensation plans not approved by stockholders	300,000	*	$0.15	—

Total	628,887	*	$0.24	671,113

*	Does not include warrants attached to units that were sold in a private placement.

Our stockholders approved our 2006 Equity Incentive Plan. The only awards that are outstanding under that plan are options to acquire 328,887 shares of our common stock. Those options were originally granted by SMI and were assumed by us in the Merger.

SMI granted warrants to purchase 300,000 shares of its common stock for services rendered by two individuals who located investors to make investments in a private placement of securities. We assumed those warrants in the Merger without the approval of our stockholders, which was not required under applicable law. The Warrants are exercisable at a purchase price of $0.15 per share. The Warrants vest over a period of two years and expire on January 29, 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2004, SMI entered into a license and assignment agreement (the “CDI Agreement”) with ChromoDynamics, Inc. (“CDI”), Dr. Daniel L. Farkas and certain other individuals under which Dr. Farkas and the other individuals assigned full ownership of an invention covering a multispectral imaging system to SMI and CDI granted an exclusive worldwide sublicense to SMI of rights under United States Patent No. 5,796,512 issued in 1998 to Carnegie Mellon University to use the optical imaging technology covered by such patent for medical imaging clinical applications. CDI was co-founded by Dr. Farkas, who is its Chairman of the Board and a principal shareholder. On the execution date of such agreement, Dr. Farkas was the Chairman and a principal shareholder of SMI, and Dr. Farkas assumed such positions with us on the effective date of the Merger. In September 2005, SMI entered into an agreement with Carnegie Mellon University pursuant to which SMI received a direct license of the technology from Carnegie Mellon University institution in lieu of the sublicense from CDI.

Pursuant to the CDI Agreement, SMI reimbursed CDI and the individual inventors for approximately $9,000 of patent expenses and became obligated to pay the individuals $16,250 upon receiving at least $250,000 in capital and to pay CDI or third parties at that time $40,000 to be used to purchase equipment for certain research activities to be conducted by CDI and SMI. SMI is required to pay Dr. Farkas and the other individual inventors a royalty of up to 6% on the sales by SMI or its licensees of products that are based on the assigned invention. In May 2005, SMI purchased certain equipment from CDI to be used in the assembly of SMI’s prototype EndoSpect™ for $40,000, which CDI represented to SMI did not exceed the price paid for such equipment by CDI. As of December 31, 2004 and December 31, 2005, SMI was indebted to CDI for patent development costs incurred pursuant to the CDI Agreement totaling $8,800 and $0, respectively.

SMI was incorporated on February 25, 2004. The founders of SMI are Dr. Daniel L. Farkas, Sanford Hillsberg and Dr. Manfred Mosk. On a post-stock split basis, SMI issued 2,154,300 shares of common stock to Dr. Farkas in exchange for consideration of $34, 1,954,350 shares to Mr. Hillsberg in exchange for consideration of $30, and 2,147,850 shares to Dr. Mosk in exchange for consideration of $33. All such shares were exchanged in the Merger on a share-for-share basis for shares of our common stock.

ITEM 13. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (2)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (2)

10.1	Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.2	Amendment No. 1 dated as of November 2, 2004 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

Exhibit No.	Description
10.3	Amendment No. 2 dated as of October 20, 2005 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.4	License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University.* (2)

10.5	Amendment No. 1 dated November 9, 2005 to the License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University. (2)

10.6	2006 Equity Incentive Plan of the Registrant. (2)

10.7	Form of Stock Option Agreement for the Registrant’s 2006 Equity Incentive Plan. (2)

10.8	Employment Agreement with Dr. Daniel L. Farkas dated April 22, 2005. (2)

10.9	Employment Agreement with David Wohlberg dated April 22, 2005. (2)

10.10	Employment Agreement with C. Kirk Peacock dated May 16, 2005. (2)

21.1	List of the Registrant’s subsidiaries. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the exhibit have been separately filed by us with the SEC.
**	Filed with this Annual Report on Form 10-KSB.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The following table shows the fees that were paid or accrued by us (including by SMI) for audit and other services provided by Stonefield Josephson, Inc. for the 2004 and 2005 fiscal years.

	2005	2004
Audit Fees (1)	$16,909	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—

Total	$16,909	$0

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2004 and 2005 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by Stonefield Josephson, Inc. were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Stonefield Josephson, Inc. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee. All pre-approval decisions must be reported to the Audit Committee at its next meeting. The audit committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Stonefield Josephson, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006	Optical Molecular Imaging, Inc.

	By:	/s/ David Wohlberg
David Wohlberg
President and Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Farkas, Ph.D Daniel L. Farkas, Ph.D.	Chairman of the Board	March 30, 2006

/s/ David Wohlberg David Wohlberg	President, Chief Operating Officer, Director (Principal Executive Officer)	March 30, 2006

/s/ C. Kirk Peacock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006
C. Kirk Peacock

/s/ Sanford J. Hillsberg	Secretary and Director	March 30, 2006
Sanford J. Hillsberg

/s/ Rudolf Nisi, M.D. Rudolf Nisi, M.D.	Director	March 30, 2006

/s/ Jacek Rozga, M.D. Ph.D.	Director	March 30, 2006
Jacek Rozga, M.D., Ph.D.

Spectral Molecular Imaging, Inc.

(A Development Stage Company)

For the Period from Inception of Operations (February 24, 2004) to December 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

Spectral Molecular Imaging, Inc.

Los Angeles, CA

We have audited the accompanying balance sheets of Spectral Molecular Imaging, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, shareholders deficit and cash flows for the period from inception of operations (February 25, 2004) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectral Molecular Imaging, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the period from inception of operations (February 25, 2004) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As set forth in Note 1 to the accompanying financial statements, the company has not yet recognized revenue and has an accumulated operating loss of $257,745. Management’s plans are also disclosed in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 23, 2006

Spectral Molecular Imaging, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2004	December 31, 2005
Assets
Current assets:
Cash	$101	$30,538
Restricted Cash	—	1,325,000
Other assets	247	1,200

Total current assets	348	1,356,738

Property and equipment, net	—	40,000
Other assets	—	2,500

Total assets	$348	$1,399,239

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$15,143
Accounts payable – shareholders	101	—
Subscription payable	—	1,325,000
Accrued liabilities	11,741	38,834

Total current liabilities	11,842	1,378,977

Other liabilities	—	—

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.001 par value; 129,000,000 shares authorized; 6,450,000 shares and 7,146,600 shares issued and outstanding as of December 31, 2004 and 2005, respectively	—	7,147
Additional paid in capital	247	270,860
Deficit accumulated during the development stage	(11,741)	(257,745)

Total shareholders’ equity (deficit)	(11,494)	20,262

Total liabilities and shareholders’ equity (deficit)	$348	$1,399,239

The accompanying notes are an integral part of these financial statements.

Spectral Molecular Imaging, Inc.

(A Development Stage Company)

Statements of Operations

	February 25, 2004 (Inception) to December 31, 2004	For the Year Ended December 31, 2005	February 25, 2004 (Inception) to December 31, 2005
Revenues	$—	$—	$—

Expenses:
In process research and development	5,522	152,760	158,282
Merger costs	—	39,118	39,118
General and administrative	6,219	54,126	60,345

Total expenses	11,741	246,004	257,745

Loss before income taxes	(11,741)	(246,004)	(257,745)

Income taxes	—	—	—

Net loss	$(11,741)	$(246,004)	$(257,745)

Weighted average number of shares:
Basic and diluted	6,450,000	6,867,620	6,675,539

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Spectral Molecular Imaging, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for in process research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	$7,147	$270,860	$(257,745)	$20,262

The accompanying notes are an integral part of these financial statements.

Spectral Molecular Imaging, Inc.

(A Development Stage Company)

Statements of Cash Flows

	February 25, 2004 (Inception) to December 31, 2004	For the Year Ended December 31, 2005	February 25, 2004 (Inception) to December 31, 2005
Cash flows from operating activities:
Net loss	$(11,741)	$(246,004)	$(257,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Common stock issued services	—	152,760	152,760
Changes in assets and liabilities:
Other assets	—	(3,700)	(3,700)
Accounts payable	—	15,142	15,142
Accrued liabilities	11,741	27,093	38,834

Net cash used in operating activities	—	(54,709)	(54,709)

Cash flows from investing activities—
Purchase of property and equipment	—	(40,000)	(40,000)

Cash flows from financing activities:
Advances from shareholders	101	(101)	—
Proceeds from issuance of common stock	—	125,247	125,247

Net cash provided by financing activities	101	125,146	125,247

(Decrease) increase in cash	101	30,437	30,538
Cash at beginning of period	—	101	—

Cash at end of period	$101	$30,538	$30,538

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Spectral Molecular Imaging, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Period From February 25, 2004 (Date of Inception) to December 31, 2005

1. Nature of Organization and Development Stage Operations

Spectral Molecular Imaging, Inc. (the Company or SMI) is a Nevada corporation that was incorporated and commenced operations on February 25, 2004. The Company is a development stage company that will seek to develop imaging devices with medical diagnostic applications based upon SMI’s technology related to spectral optical imaging.

Going Concern

To date, the Company has relied primarily upon selling equity securities and borrowings from a prospective shareholder to generate the funds needed to finance its operations. Currently, the Company does not have sufficient cash on hand to sustain operations and is seeking to obtain additional capital from investors. As of December 31, 2005, current liabilities exceed current assets by $22,259. Unless the Company raises significant amounts of cash in the near future, the Company will not be able to continue as a going concern. Subsequent to December 31, 2005, the Company raised $1,400,000 (before offering expenses) in a private placement (Note 8).

Stock Split

All common stock share numbers and per share information for the Company have been restated to reflect the 6,450-for-1 stock split which took place in January 2006 in connection with the Company’s private placement (Note 8).

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004 and December 31, 2005.

Restricted Cash and Offsetting Liability – The Company has received cash in connection its private placement (Note 8), which is fully refundable until the private placement closes. Accordingly, the Company has classified the cash received as Restricted Cash and Subscription Payable in the accompanying balance sheets. The Company had zero and $1,325,000 cash equivalents at December 31, 2004 and December 31, 2005, respectively.

Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line methods based on the estimated useful lives (generally three to five years) of the related assets. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Patent Costs - Costs incurred to reimburse Chromo Dynamics, Inc. (CDI) for patent related costs, as provided for in the agreement between CDI and certain individuals and the Company (Note 4), were expensed as in process research and development expense.

Research and Development Costs - Research and development expenses consist of costs incurred for direct research and are expensed as incurred.

Stock Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from nonemployees in exchange for equity instruments. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has accounted for the transactions based on the fair value of the equity instrument issued and has used the guidance in the Emerging Issues Task Force Abstract (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services to measure and record the compensation expense.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	February 25, 2004 (Inception) to December 31, 2004	For the Year Ended December 31, 2005	February 25, 2004 (Inception) to December 31, 2005
Net loss as reported	$(11,741)	$(246,006)	$(257,745)
Deduct: Total employee stock-based compensation expense determined under the fair value method	—	23,405	23,405

Pro forma net loss	$(11,741)	$(269,411)	$(281,150)

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for cash, accounts payable and accounts payable – shareholder approximate their fair values.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled zero shares and 330,000 shares at December 31, 2004 and 2005, respectively.

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board (FASB) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. The stock-based compensation table in Note 2 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123(R) applies to all awards granted, modified, repurchased, or cancelled after June 30, 2005. The Company will adopt SFAS 123(R) effective January 1, 2006, using the modified prospective method. The adoption of this statement is anticipated to have no effect on the Company’s compensation expense for share-based payments in 2005.

3. Property and Equipment

	December 31, 2004	December 31, 2005
Research equipment	$—	$40,000
Computer and office equipment	—	—

	—	40,000
Less: accumulated depreciation	(—)	(—)

Property and equipment, net	$—	$40,000

As of December 31, 2005, no equipment had been placed into service. Depreciation expense was zero for the period from February 25, 2004 (date of inception) to December 31, 2005.

4. Related-Party Transactions

CDI Agreement

In November 2004, the Company entered into an assignment and license agreement (the “CDI Agreement”) with ChromoDynamics, Inc. (“CDI”), Dr. Daniel Farkas, who is the Chairman, Chief Scientist, and a principal shareholder of SMI, and certain other individuals. Under this agreement Dr. Farkas and the other individuals assigned an invention in the spectral imaging field to the Company and CDI granted an exclusive worldwide sublicense to SMI of rights under United States Patents Nos. 5,796,512 issued in 1998 to Carnegie Mellon University to use the optical imaging technology covered by such patents for medical imaging clinical applications. In September 2005, the Company reached an agreement with Carnegie Mellon University to receive a direct license of the technology from that institution in lieu of the sublicense from CDI. Under the CDI Agreement, the Company will pay Dr. Farkas and the other individuals a royalty based on the Company’s sales of products incorporating their technology.

In April 2005, the Company purchased from CDI $40,000 of research equipment.

Patent Costs

At December 31, 2004 and 2005, the Company was indebted to CDI for patent development costs incurred per the CDI Agreement totaling $8,800 and $0, respectively (Note 4), which are included in accrued expenses on the accompanying balance sheets.

Legal Costs

At December 31, 2004 and 2005, the Company was indebted to a shareholder for legal services for $2,941 and $38,834, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder for the period from February 25, 2004 (date of inception) to December 31, 2005 was approximately $70,000.

Other Liabilities

At December 31, 2004 and 2005, the Company was indebted to a shareholder for $101 and $0, respectively, which is included in accounts payable – shareholder on the accompanying balance sheets.

Rent

From February 25, 2004 (date of inception) to December 31, 2005, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Commitments and Contingencies:

Operating Lease

The Company currently is utilizing a portion of the office space of a related party at no cost and without a lease agreement so that either party may terminate this arrangement at any time. Total rent expense was zero for the periods from February 25, 2004 (date of inception) to December 31, 2005.

Employment Contracts

The Company has entered into an employment agreement with David Wohlberg, effective as of April 22, 2005, pursuant to which Mr. Wohlberg has agreed to serve as the Company’s President and Chief Operating Officer. The term of the agreement runs until April 30, 2006. Mr. Wohlberg will receive a monthly salary of $2,000, commencing only after the Company has raised at least $1,500,000 of equity capital (if the Company raises a cumulative amount of equity of at least $4,500,000, Mr. Wohlberg thereafter will receive a salary of $5,000 per month). Mr. Wohlberg has received a grant of options to purchase approximately 150,000 shares of the Company’s common stock at an exercise price of approximately $0.35 per share. The options vest in four equal amounts, quarterly over the term of the agreement, in advance. The Company has agreed to indemnify Mr. Wohlberg for all claims arising out of his performance as President and Chief Operating Officer, other than those arising from Mr. Wohlberg’s breach of the agreement or his gross negligence or willful misconduct. Mr. Wohlberg may terminate the agreement if the Company materially breaches the agreement and fails to correct the breach within 15 days following written notice from Mr. Wohlberg. The Company has the ability to terminate the agreement in the event of Mr. Wohlberg’s disability or for “cause,” as defined in the agreement. Mr. Wohlberg will spend the majority of his business time on the Company’s business.

On May 16, 2005, the Company entered into an employment agreement with Kirk Peacock, pursuant to which Mr. Peacock agreed to serve as the Company’s Chief Financial Officer on a part-time basis. The term of the agreement is one year. The Company has the ability to terminate the agreement in the event of Mr. Peacock’s disability or for “cause,” as defined in the agreement. Mr. Peacock may terminate the agreement if the Company materially breaches the agreement and fails to correct the breach within 15 days following written notice from Mr. Peacock. For his services provided pursuant to the agreement, the Company has granted to Mr. Peacock options to purchase approximately 50,000 shares of the Company’s Common Stock at an exercise price of approximately $0.35 per share. The options vest and become exercisable monthly over the one-year term of the agreement. The Company has agreed to indemnify Mr. Peacock for all claims arising out of his performance as Chief Financial Officer, other than those arising from his gross negligence or willful misconduct.

On April 22, 2005, the Company entered into an agreement with Dr. Daniel L. Farkas, pursuant to which Dr. Farkas agreed to serve as the Company’s Chairman of the Board and Chief Scientist on a part-time basis. The term of the agreement is one year. The Company has the ability to terminate the agreement in the event of Dr. Farkas’s disability or for “cause,” as defined in the agreement. Dr. Farkas may terminate the agreement if the Company materially breaches the agreement and fails to correct the breach within 15 days following written notice from Dr. Farkas. For his services provided pursuant to the agreement, the Company has granted to Dr. Farkas options to purchase approximately 10,000 shares of the Company’s Common Stock at an exercise price of approximately $0.35 per share. The options vest and become exercisable monthly over the one-year term of the agreement. The Company has agreed to indemnify Dr. Farkas for all claims arising out of his performance as Chairman of the Board and Chief Scientist, other than those arising from his gross negligence or willful misconduct.

On September 1, 2005, the Company entered into an agreement with Dr. Gregory Bearman, pursuant to which Dr. Bearman agreed to serve as the Company’s Chief Scientist on a part-time basis. The term of the agreement is one year. Dr. Bearman will receive a monthly salary of $1,000, and at such time as the Company has raised a total of at least $2,000,000 of equity capital, Dr. Bearman thereafter will receive a salary of approximately $2,500 per month. The Company has the ability to terminate the agreement in the event of Dr. Bearman’s disability or for “cause,” as defined in the agreement. Dr. Bearman may terminate the agreement if the Company materially breaches the agreement and fails to correct the breach within 15 days following written notice from Dr. Bearman. For his services provided pursuant to the agreement, the Company has granted to Dr. Bearman options to purchase approximately 75,000 shares of the Company’s Common Stock at an exercise price of approximately $0.35 per share. The option vests in four equal amounts, quarterly over the term of the agreement, in advance. The Company has agreed to indemnify Dr. Bearman for all claims arising out of his performance as and Chief Scientist, other than those arising from his gross negligence or willful misconduct.

6. Shareholders’ Equity (Deficit)

Equity Investment

In April 2005, three individuals purchased a total of 541,800 shares of the Company’s common stock for an aggregate purchase price of $125,000.

In September 2005, the Company issued 154,800 shares of the Company’s common stock in connection with a licensing agreement valued at $152,760.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of December 31, 2005, the Company has reserved 1,000,000 shares of common stock for issuance under the plan and options to purchase approximately 330,000 common shares have been granted under the stock option plan.

Warrants

The Company paid a finders fee in March 2005 to two individuals in the form of warrants to purchase shares of the Company’s common stock at $0.15 per share. The number of shares covered by the finders fee warrants was based upon the number of units purchased in a future private offering by investors introduced to the Company by the finders and will total approximately 150,000 shares to each finder if such investors purchase $1,500,000 of units (Note 8). If the number of units purchased by investors introduced to the Company by the finders is less than $1,500,000 of units, the number of shares covered by the finders fee warrant shall be reduced pro rata, and an approximately pro rata increase in such fee (payable in warrants or cash) will be paid if such investors purchase more than $1,500,000 of units. The shares of Company’s common stock issuable upon exercise of any of the finders fee warrants will be registered but will be subject to a lock-up provision restricting the quantities and times at which such shares may be sold. The finders will be entitled under certain circumstances to additional compensation in the event investors who they introduce to the Company purchase units and subsequently make further investments in the Company.

7. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carryforwards and start-up costs that will be amortized for tax purposes once the Company begins doing business as defined by the Internal Revenue Code.

As of December 31, 2005, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Deferred taxes consisted of the following:

	December 31, 2004	December 31, 2005
Net operating loss carryforwards and other assets	$4,700	$103,100
Less valuation allowance	(4,700)	(103,100)

Net deferred tax asset	$—	$—

At December 31, 2004 and December 31, 2005, the Company had approximately $4,700 and $103,100, respectively, of net operating loss carryforwards. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

8. Subsequent Events

Reorganization

The Company entered an Agreement and Plan of Reorganization (the “Agreement”) dated as of May 5, 2005 with Patco Industries, Ltd., a Delaware corporation (“Patco”) pursuant to which, on the terms and subject to the conditions of the Agreement, Patco agreed to acquire the Company as a wholly-owned subsidiary. The acquisition will be accomplished through the merger (the “Merger”) of a newly formed subsidiary of Patco with and into the Company, with the Company as the surviving corporation and with Patco to issue shares of

Patco common stock to the stockholders of the Company. Pursuant to the Agreement, Patco effected a reverse stock split of approximately .00434 for one of the outstanding shares of Patco common stock so that Patco had approximately 825,000 shares of Patco common stock issued and outstanding immediately prior to the Merger.

Upon the effectiveness of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Merger shall be converted into one share of Patco common stock and each outstanding option or warrant to purchase the Company’s common stock, whether or not then exercisable, shall be converted into an option or warrant to purchase one share of Patco common stock at a price equal to the exercise price in effect immediately prior to the Merger.

The merger was completed on January 31, 2006.

Private Placement

On January 30, 2006, the Company raised $1,400,000 (before offering expenses) from the sale of 1,400,000 of its units, each unit after the Company’s stock split consisting of one share of common stock and one warrant, to accredited investors in a private placement. Under its prior agreement with two individuals, the Company granted warrants to purchase 300,000 shares of its common stock for services rendered by those individuals who located investors to make investments in the private placement.

Optical Molecular Imaging, Inc.

(formerly known as Patco Industries, Ltd.)

Selected Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed combined financial information of Spectral Molecular Imaging, Inc. (“Spectral”) and Optical Molecular Imaging, Inc. (formerly know as Patco Industries, Ltd. and referred to herein as “Optical”), which we refer to as “Optical Pro Forma” has been prepared to demonstrate how these companies or businesses might have looked if (1) the reverse stock split of Optical’s common shares, (2) the Spectral and Optical merger, and (3) the $1,400,000 private placement offering of Spectral’s common stock had been completed as of the date or at the beginning of the period presented.

We have prepared the pro forma financial information using the reverse merger purchase method of accounting, resulting in Spectral being deemed the acquirer for accounting purposes. We expect that we will have no material reorganization and restructuring expenses or potential synergies resulting from the merger and no opportunities to earn more revenue as a result of the transaction.

The pro forma information, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not attempt to predict or suggest future results. The pro forma information also does not attempt to show how the combined company would actually have performed had the companies been combined throughout these periods. If the companies had actually been combined in prior periods, these companies and businesses might have performed differently. You should not rely on pro forma financial information as an indication of the results that would have been achieved if the merger had taken place earlier or the future results that the combined company will experience after completion of the transaction.

You should read these unaudited pro forma condensed combined financial statements in conjunction with the historical financial statements of Spectral and Optical.

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Balance Sheets

As of December 31, 2005

	Optical Historical(1)	Spectral Historical(2)	Pro Forma Adjustments(3)	Financing Adjustments(4)	Optical Pro Forma
	(unaudited)
Assets
Current assets:
Cash	$—	$30,538	$—	$1,400,000	$1,430,538
Restricted Cash	—	1,325,000	—	(1,325,000)	—
Other assets	—	1,200	—	—	1,250
Total current assets	—	1,356,738	—	75,000	1,431,738
Property and equipment, net	—	40,000	—	—	40,000
Other assets	—	2,500	—	—	2,500

Total assets	$—	$1,399,238	$–	$75,000	$1,474,238

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$15,142	$—	$—	$15,142
Accounts payable – shareholders	—	—	—	—	—
Subscription payable	—	1,325,000	—	(1,325,000)	—
Accrued liabilities	—	38,834	—	—	38,834

Total current liabilities	—	1,378,976	—	(1,325,000)	53,976

Other liabilities	—	—	—	—	—

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity:
Common stock	190	7,147	(190)	1,400	8,547
Additional paid in capital	—	270,860	—	1,398,600	1,669,460
Deficit accumulated during the development stage	(190)	(257,745)	190	—	(257,745)

Total shareholders’ equity	—	20,262	—	1,400,000	1,477,950

Total liabilities and shareholders’ equity	$—	$1,399,238	$—	$75,000	$1,474,238

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Year Ended December 31, 2004

	Optical Historical(5)		Spectral Historical(6)	Pro Forma Adjustments	Financing Adjustments	Optical Pro Forma
Revenues	$—		$—	$—	$—	$—
Expenses:
In process research and development	—		5,522	—	—	5,522
General and administrative	—		6,219	—	—	6,219

Total expenses	—		11,741	—	—	11,741

Loss before income taxes	—		(11,741)	—	—	(11,741)
Income taxes	—		—	—	—	—

Net loss	$—		$(11,741)	$—	$—	$(11,741)

Weighted average number of shares:
Basic and diluted	774,961	(7)				9,321,561 (8)

Earnings (loss) per share:
Basic and diluted	$—					$—

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Year Ended December 31, 2005

	Optical Historical(9)		Spectral Historical(10)	Pro Forma Adjustments	Financing Adjustments	Optical Pro Forma

	(unaudited)
Revenues	$—		$—	$—	$—	$—

Expenses:
In process research and development	—		152,760	—	—	152,760
Merger costs	—		39,118	—	—	39,118
General and administrative	—		54,126	—	—	54,126

Total expenses	—		246,004	—	—	246,004

Loss before income taxes	—		(246,004)	—	—	(246,004)

Income taxes	—		—	—	—	—

Net loss	$—		$(246,004)	$—	$—	$(246,004)

Weighted average number of shares:
Basic and diluted	791,628	(11)				9,338,228	(12)

Earnings (loss) per share:
Basic and diluted	$—					$(0.03)

Pro Forma Optical Molecular Imaging

Notes to the Unaudited Condensed Combined Pro Forma Financial Statements

1.	This column represents the historical financial position of Optical as of December 31, 2005.

2.	This column represents the historical financial position of Spectral as of December 31, 2005.

3.	These adjustments reflect the elimination of Optical’s shareholders’ equity accounts.

4.	These adjustments represent the issuance of $1,400,000 of Spectral common stock in January 2006.

5.	This column represents the results of operations of Optical for the year ended December 31, 2004.

6.	This column represents the results of operations of Spectral for the period from February 25, 2004 (date of inception) to December 31, 2004.

7.	Optical effected an approximately 0.00434 for 1 reverse stock split of its common stock, which resulted in its having approximately 774,961 weighted average number of shares outstanding.

8.	Pro forma per share data are based on the number of shares of Spectral common stock that would have been outstanding had the merger with Optical and the $1,400,000 private placement by Spectral taken place. Optical issued 8,546,600 shares in connection with the Spectral.

9.	This column represents the results of operations of Optical for the year ended December 31, 2005.

10.	This column represents the results of operations of Spectral for the year ended December 31, 2005.

11.	Optical effected an approximately 0.00434 for 1 reverse stock split of its common stock, which will resulted in its having approximately 791,628 weighted average number of shares outstanding.

12.	Pro forma per share data are based on the number of shares of Spectral common stock that would have been outstanding had the merger with Optical and the $1,400,000 private placement by Spectral taken place. Optical issued 8,546,600 shares in connection with the Spectral.

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (2)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (2)

10.1	Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.2	Amendment No. 1 dated as of November 2, 2004 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.3	Amendment No. 2 dated as of October 20, 2005 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.4	License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University.* (2)

10.5	Amendment No. 1 dated November 9, 2005 to the License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University. (2)

10.6	2006 Equity Incentive Plan of the Registrant. (2)

10.7	Form of Stock Option Agreement for the Registrant’s 2006 Equity Incentive Plan. (2)

10.8	Employment Agreement with Dr. Daniel L. Farkas dated April 22, 2005. (2)

Ex - 1

10.9	Employment Agreement with David Wohlberg dated April 22, 2005. (2)

10.10	Employment Agreement with C. Kirk Peacock dated May 16, 2005. (2)

21.1	List of the Registrant’s subsidiaries. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the exhibit have been separately filed by us with the SEC.
**	Filed with this Annual Report on Form 10-KSB.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Ex - 2