Form 10QSB
period 2006-03-31
Optical Molecular Imaging, Inc
filed 2006-05-22
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 033-17264-NY

OPTICAL MOLECULAR IMAGING, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	11-2856146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8797 Beverly Boulevard, Suite 310

Los Angeles, California 90048

(Address of principal executive offices)

(310) 789-1213

(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The Issuer had 9,444,817 shares of its common stock outstanding as of May 12, 2006.

Transitional Small Business Disclosure Format (Check one)  Yes ☐  No ☒

OPTICAL MOLECULAR IMAGING, INC.

FORM 10-QSB

-i-

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,304,057	$30,538
Restricted Cash	—	1,325,000
Other assets	42,990	1,200

Total current assets	1,347,047	1,356,738
Property and equipment, net	40,000	40,000
Other assets	2,500	2,500

Total assets	$1,389,547	$1,399,238

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$25,663	$15,142
Subscription payable	—	1,325,000
Accrued liabilities	52,753	38,834

Total current liabilities	78,416	1,378,976

Warrant derivatives	914,000	—

Common Stock subject to redemption	486,000	—

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock	9,445	7,147
Additional paid in capital	334,708	270,860
Deficit accumulated during the development stage	(433,022)	(257,745)

Total shareholders’ equity (deficit)	(88,869)	20,262

Total liabilities and shareholders’ equity (deficit)	$1,389,547	$1,399,238

The accompanying notes are an integral part of these unaudited financial statements.

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2006	February 25, 2004 (Inception) to March 31, 2006
Revenues	$—	$—	$—
Expenses:
In process research and development	—	16,200	174,482
Merger costs	—	34,859	73,977
General and administrative	3,116	124,218	184,563

Total expenses	3,116	175,277	433,022

Loss before income taxes	(3,116)	(175,277)	(433,022)
Income taxes	—	—	—

Net loss	$(3,116)	$(175,277)	$(433,022)

Weighted average number of shares:
Basic and diluted	6,450,000	8,648,910	6,906,038

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2006	February 25, 2004 (Inception) to March 31, 2006
Cash flows from operating activities:
Net loss	$(3,116)	$(175,277)	$(433,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Stock-based compensation	—	29,599	29,599
Common stock issued for services	—	36,547	189,307
Changes in assets and liabilities:
Other assets	—	(41,790)	(45,490)
Accounts payable	—	10,521	25,663
Accrued liabilities	14,462	13,919	52,753

Net cash used in operating activities	11,346	(126,481)	(181,190)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(40,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,400,000	1,525,247

Net cash provided by financing activities	—	1,400,000	1,525,247

(Decrease) increase in cash	11,346	1,273,519	1,304,057
Cash at beginning of period	101	30,538	—

Cash at end of period	$11,447	$1,304,057	$1,304,057

The accompanying notes are an integral part of these unaudited financial statements.

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

1. Nature of Organization and Development Stage Operations

Optical Molecular Imaging, Inc. (the Company or SMI) is a Nevada corporation that was incorporated and commenced operations on February 25, 2004. The Company is a development stage company that will seek to develop imaging devices with medical diagnostic applications based upon SMI’s technology related to spectral optical imaging.

Going Concern

To date, the Company has relied upon selling equity securities to generate the funds needed to finance its operations. Currently, the Company does not have sufficient cash on hand to sustain operations beyond December 31, 2006. As of March 31, 2006, the Company had working capital of $1,268,631. Unless the Company raises significant amounts of cash in the future, the Company will not be able to continue as a going concern beyond December 31, 2006.

Interim Results

The accompanying condensed financial statements at March 31, 2006 and for the three month periods ended March 31, 2005 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-KSB for the year ended December 31, 2005. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had no cash equivalents at March 31, 2006 and December 31, 2005.

Restricted Cash and Offsetting Liability - As of December 31, 2005, the Company had received cash in connection its private placement (Note 5), which was fully refundable until the private placement closed. Accordingly, the Company classified the cash received as Restricted Cash and Subscription Payable in the accompanying balance sheet as of December 31, 2005. The Company had zero and $1,325,000 restricted cash at March 31, 2006 and December 31, 2005, respectively.

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

Stock Based Compensation - In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for cash and accounts payable approximate their fair values.

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

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 330,000 shares and 330,000 shares at March 31, 2006 and December 31, 2005, respectively.

3. Property and Equipment

	March 31, 2006	December 31, 2005
Research equipment	$40,000	$40,000
Computer and office equipment	—	—

	40,000	40,000
Less: accumulated depreciation	(—)	(—)

Property and equipment, net	$40,000	$40,000

As of March 31, 2006 and December 31, 2005, no equipment had been placed into service. Depreciation expense was zero for the period from February 25, 2004 (date of inception) to March 31, 2006.

4. Related-Party Transactions

Legal Costs

At March 31, 2006 and December 31, 2005, the Company was indebted to a shareholder for legal services for $30,744 and $38,834, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder for the period from February 25, 2004 (date of inception) to March 31, 2006 was $129,525.

Rent

From February 25, 2004 (date of inception) to March 31, 2006, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Shareholders’ Equity

Private Placement

On January 30, 2006, the Company raised $1,400,000 (before offering expenses) from the sale of 1,400,000 of its units, each unit after the Company’s stock split consisting of one share of common stock and one warrant, to accredited investors in a private placement. The Company granted warrants to purchase 300,000 shares of its common stock for services rendered by two individuals who located investors to make investments in the private placement.

Reorganization

On January 31, 2006, the Company completed a merger under an Agreement and Plan of Reorganization (the “Agreement”) dated as of May 5, 2005 with Patco Industries, Ltd., a Delaware corporation (“Patco”), pursuant to which, on the terms and subject to the conditions of the Agreement, Patco agreed to acquire the Company as a wholly-owned subsidiary. The acquisition was accomplished through the merger (the “Merger”) of a newly formed subsidiary of Patco with and into the Company, with the Company as the surviving corporation and with Patco issuing shares of Patco common stock to the stockholders of the Company. Pursuant to the Agreement, Patco effected a reverse stock split of approximately .00434 for one of the outstanding shares of Patco common stock so that Patco had approximately 825,000 shares of Patco common stock issued and outstanding immediately prior to the Merger.

Each share of the Company’s common stock issued and outstanding immediately prior to the Merger was converted into one share of Patco common stock and each outstanding option or warrant to purchase the Company’s common stock, whether or not then exercisable, was converted into an option or warrant to purchase one share of Patco common stock at a price equal to the exercise price in effect immediately prior to the Merger.

Common Stock Subject to Redemption

The company has recently decided to suspend its research and development activities, and has announced that for a two week period commencing in June, 2006 it will offer to repurchase the shares of its common stock and stock purchase warrants from the investors who originally acquired those shares in the $1,400,000 private placement in January, 2006. Accordingly, the shares have been classified in a caption outside of permanent equity, in accordance with Regulation SX, Rule 5-02.28 and ASR 268.

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of March 31, 2006, the Company has reserved 1,000,000 shares of common stock for issuance under the plan and options to purchase approximately 330,000 common shares have been granted under the stock option plan.

The following table summarizes stock option activity for all of stock option plans during the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2005	330,000	$0.32
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding March 31, 2006	330,000	$0.32	5.5	$—

Vested or expected to vest at March 31, 2006	300,868	$0.32	5.5	$—

A summary of the status of unvested employee stock options as of March 31, 2006 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	129,055	$0.33
Granted	—	$—
Vested	101,036	$0.33
Forfeited	—	$—

Unvested at March 31, 2006	28,019	$0.35

As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $30,255, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Stock Based Compensation

Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $29,599. Stock-based compensation had a $29,599 effect on our net loss, no effect on cash flow from operations or financing activities and had a $(0.01) effect on basic and diluted net loss per share.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. There was no pro-forma stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.

The weighted average fair value of employee stock options granted in the three months ended March 31, 2005 was $0.10. No options were granted during the three months ended March 31, 2006.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

For the Three Months ended March 31, 2005
Risk-free interest rate	3.625%
Expected dividend yield	None
Expected life	3.0 years
Expected volatility	100.0%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on market prices of traded options for comparable entities within our industry.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. SFAS 123(R) also requires that we recognize compensation expense for only the portion of options expected to vest. Therefore, we have not applied an estimated forfeiture rate since we have no historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Warrants

In connection with the January 2006 Private Placement, the Company issued a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. The shares of the Company’s common stock issuable upon exercise of any of the finders fee warrants will be registered but will be subject to a lock-up provision restricting the quantities and times at which such shares may be sold. The finders will be entitled under certain circumstances to additional compensation in the event investors who they introduce to the Company purchase units and subsequently make further investments in the Company.

Warrant Derivative

In connection with the January 2006 Private Placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and issued a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 Private Placement, approximately $914,000 was initially allocated to the freestanding warrants associated with the debentures based upon the fair value of the Warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet. The carrying value of warrant derivative at March 31, 2006 has not been adjusted as the assumptions have not been modified as the initial assumptions are still valid.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-QSB, the terms “OMI,” “we,” “us,” “our,” “our company” and “the Registrant” refer to Optical Molecular Imaging, Inc., a Delaware corporation formerly known as

Patco Industries, Ltd., and, unless the context indicates otherwise, also include our subsidiary, Spectral Molecular Imaging, Inc., a Nevada corporation.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors” in this Item 2 and in the “Risk Factors” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

On January 31, 2006, we completed the merger (the “Merger”) pursuant to which Spectral Molecular Imaging, Inc. (“SMI”) became our wholly owned subsidiary. At the time of the Merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the Merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of SMI. We currently do not conduct any business other than the business that SMI has conducted since its organization. As described in Item 5 of this Quarterly Report, we are reviewing a potential acquisition of exclusive rights to a new technology to be developed for the treatment of brain cancers and with potential additional therapeutic applications for the treatment of other neurological diseases, which would be developed in lieu of our current spectral imaging technology.

Although we acquired SMI in the Merger, for accounting purposes the Merger was treated as a reverse merger since the stockholders of SMI acquired a majority of our outstanding shares of common stock and the directors and executive officers of SMI became our directors and executive officers. Accordingly, our financial statements contained in this Quarterly Report and the description of our results of operations and financial condition, reflect the operations of SMI.

You should read the information in this Item 2 together with our consolidated financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

We are a development stage company that will seek to develop imaging devices with medical diagnostic applications based upon our technology related to spectral optical imaging.

Since its inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property related to, and the design of, these potential products and the assembly of a prototype for one of these products and have not generated any revenues. As a result, we have incurred operating losses and, as of March 31, 2006, we had an accumulated deficit of $433,022, including $218,906 of non-cash expenses related to common stock issued for services. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our plan of business operation, see Item 1 in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, entitled “Description of Business.”

Revenues

We had no revenues during the period for the three months ended March 31, 2005 and 2006, respectively. We incurred a net loss of $175,277 for the three months ended March 31, 2006 and a net loss of $3,116 for the three months ended March 31, 2005. We do not expect to generate any operating revenues during 2006.

Expenses

General and administrative expenses for the three months ended March 31, 2005 and 2006 were $3,116 and $124,218, respectively. Research and development expenses for the three months ended March 31, 2005 and 2006 were $0 and $16,200, respectively. Merger costs for the three months ended March 31, 2006 were $34,859. Stock based compensation for the three months ended March 31, 2006 were $29,599. We expect both our general and administrative as well as our research and development expenses to continue to increase substantially during 2006 as compared to prior periods if we continue with research and development of potential applications of our spectral imaging technology or acquire and then develop a new stem cell-based technology for the potential treatment of various forms of cancer.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of $1,268,631, compared to a negative working capital of $22,239 on December 31, 2005. The increase in our working capital is a result of SMI’s completion of a private placement of securities on January 30, 2006.

We will require substantial additional capital to meet our long-term operating needs and to carry out our business plan. We believe that the net proceeds from the January 2006 private placement will be sufficient to meet our capital requirements for carrying out our business plan during the 2006 fiscal year, although there is no assurance that such proceeds will be sufficient for this purpose. Moreover, our existing working capital will be insufficient to meet any capital requirements for the 2006 fiscal year if we are required to repurchase a substantial amount of our securities under the circumstances described in Item 5 of this Quarterly Report and subsequently seek to develop applications of any new technology. See “Risk Factors” below for additional information regarding our need for capital.

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

As of March 31, 2006, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

RISK FACTORS

Other than with respect to the following risk factors, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.

Potential Acquisition of New Technology

In the event we acquire a new technology following our discontinuing development of our existing spectral imaging technology, we may have insufficient funding to carry out near term development of that technology if we are required to repurchase a substantial amount of our securities, and in any event we will require substantial additional capital to fund the long-term development of the new technology. We do not have any commitments from any third party for additional capital, which may not be available to us on attractive terms or at all. Our existing shareholders are likely to incur significant dilution in connection with our acquisition of a new technology. If we are required to repurchase a substantial amount of our securities, we may not have sufficient capital to fund the substantial legal, accounting and other expenses associated with being a public company although we intend to reserve enough capital to cover these expenses through at least the end of 2006 based on our estimate of these expenses.

Item 3.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously reported in our Form 8-K dated February 6, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

As previously reported in our Form 8-K dated February 6, 2006, our majority shareholders (holding 500,000 of our outstanding shares) approved by Written Consent certain amendments to our Certificate of Incorporation, a reverse split of our common stock and adoption of our 2006 Equity Incentive Plan.

Item 5.	Other Information

In May 2006, our Board conducted a strategic review of company management and the status and plans for the research and development activities on our proposed applications of our spectral imaging technology, which are primarily in the field of cancer detection. Also discussed by the Board was the possible acquisition of exclusive rights to a new technology to be developed for the treatment of brain cancers and with potential additional therapeutic applications for the treatment of neurological diseases such as stroke, spinal cord injury and Parkinson’s disease. Our Board authorized a suspension of our spectral imaging research and development activities, pending a further due diligence review of the new technology and a determination as to whether this technology could be acquired by us.

We have authorized one of our major shareholders, who identified the new technology to us, to conduct the preliminary negotiations on our behalf to acquire exclusive rights to this technology. This technology is in various stages of development and is owned by a leading medical center in the United States. Provided that our due diligence review and discussions yield positive results, we will offer the neurosurgeons/scientists who are directly responsible for the development of this new technology an opportunity to become significant shareholders and to become associated with us in various capacities. There can be no assurance that we will be able to complete this transaction. Although our goal will be to complete this transaction at the earliest possible date following a successful completion of our due diligence review, the negotiation and documentation of this transaction could take more time than currently contemplated and could exceed the time period discussed below.

In light of our decision to suspend our spectral imaging research and development activities, we will offer in early June 2006, for a period of two weeks, to reacquire the shares of our common stock and stock purchase warrants from the investors who originally acquired those shares and warrants in our Spectral Molecular Imaging subsidiary’s $1,400,000 private placement that closed in January 2006. Those investors hold a total of 1,400,000 shares of our common stock and warrants to purchase an additional 1,400,000 shares of our common stock. To fund the repurchase, we would make available substantially all of our working capital of approximately $1,200,000, less a reserve to fund the legal, accounting and other expenses associated with maintaining our public company status through approximately December 31, 2006. The amount each investor electing to sell his stock and warrants to us would receive for his securities would be based on our then available funds and the number of shares held by those who elected to sell.

Our objective is to determine within 60 days if we can acquire exclusive rights to the new technology. If we can do so, we will provide details of the transaction to our remaining investors from the January 2006 private placement for their evaluation. Subsequently, investors will have two weeks to decide whether to remain a shareholder or to sell their stock and warrants back to us. The amount these investors would receive for their securities would be based on our then available funds, less the reserve described above.

In the event we are able to acquire rights to the new technology, we intend to devote our available funds to developing the new technology for the purpose of commercialization. If we are unable to acquire rights to the new technology, we anticipate repurchasing all of the securities of the remaining investors from the January 2006 private placement.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2006	OPTICAL MOLECULAR IMAGING, INC.

	By:	/s/ David Wohlberg
		Name:	David Wohlberg
		Title:	President (Principal Executive Officer)

	By:	/s/ C. Kirk Peacock
		Name:	C. Kirk Peacock
		Title:	Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

EXHIBIT INDEX

OPTICAL MOLECULAR IMAGING, INC.

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2006

Exhibit No.	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.