Form 10KSB/A
period 2005-12-31
Optical Molecular Imaging, Inc
filed 2006-08-02
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), we are filing this Form 10-KSB/A (Amendment No. 1) to include a revised audit report from our certified public accounting firm that now separately identifies and opines on specified accounting periods for our audited financial statements and to revise certain of the disclosures in footnotes 2 and 6 to these financial statements relating to our outstanding stock options and the accounting treatment for any stock options that we issue, which financial statements were included in our Form 10-KSB for the year ended December 31, 2005, which was filed with the SEC on March 31, 2006. In accordance with the rules of the SEC, the complete text of Item 7, “Financial Statements” of Part II of our Form 10-KSB and the accompanying financial statements have been set forth in this Form 10-KSB/A, including those portions of that text and the accompanying financial statements that have not been amended from that set forth in the original Form 10-KSB.

Except for the revised disclosures in Item 7, we have not undertaken in this Form 10-KSB/A to modify or update any other disclosures in our original report on Form 10-KSB, and this Form 10-KSB does not reflect any events occurring after the date of filing of the original Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto and the related report of Stonefield Josephson, Inc. are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (2)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (2)

10.1	Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.2	Amendment No. 1 dated as of November 2, 2004 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.3	Amendment No. 2 dated as of October 20, 2005 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.4	License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University.* (2)

10.5	Amendment No. 1 dated November 9, 2005 to the License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University. (2)

10.6	2006 Equity Incentive Plan of the Registrant. (2)

10.7	Form of Stock Option Agreement for the Registrant’s 2006 Equity Incentive Plan. (2)

Exhibit No.	Description

10.8	Employment Agreement with Dr. Daniel L. Farkas dated April 22, 2005. (2)

10.9	Employment Agreement with David Wohlberg dated April 22, 2005. (2)

10.10	Employment Agreement with C. Kirk Peacock dated May 16, 2005. (2)

21.1	List of the Registrant’s subsidiaries. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the exhibit have been separately filed by us with the SEC.
**	Filed with this Annual Report on Form 10-KSB/A.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2006	Optical Molecular Imaging, Inc.

	By:	/s/ David Wohlberg
David Wohlberg
President and Chief Operating Officer

OPTICAL MOLECULAR IMAGING, INC.

(a Development Stage Company)

Index to Consolidated Financial Statements

For the Period from Inception of Operations (February 24, 2004) to December 31, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

Spectral Molecular Imaging, Inc.

Los Angeles, CA

We have audited the accompanying balance sheets of Spectral Molecular Imaging, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, shareholders deficit and cash flows for the year ended December 31, 2005 and period from inception (February 25, 2004) to December 31, 2004 and for the period from inception of operations (February 25, 2004) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectral Molecular Imaging, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and period from inception (February 25, 2004) to December 31, 2004 and for the period from inception of operations (February 25, 2004) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

Spectral Molecular Imaging, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid - In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for in process research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	$7,147	$270,860	$(257,745)	$20,262

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

Stock-based Compensation — The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. The Company continues to follow the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, which requires the disclosure of proforma net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123.

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

Year Ended December 31, 2005
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

3. Property and Equipment

	December 31, 2004	December 31, 2005
Research equipment	$—	$40,000
Computer and office equipment	—	–

	—	40,000
Less: accumulated depreciation	(—)	(—)

Property and equipment, net	$—	$40,000

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

The following table summarizes stock option activity for the Company stock option plan during the year ended December 31, 2005:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2004	—	$—
Granted	330,000	$0.32
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding December 31, 2005	330,000	$0.32	5.8	$—

Vested or expected to vest at December 31, 2005	199,832	$0.32	5.8	$—

A summary of the status of unvested employee stock options as of December 31, 2005 and changes during the year then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2004	—	$—
Granted	330,000	$0.32
Vested	199,832	$0.32
Forfeited	—	$—

Unvested at December 31, 2005	130,168	$0.34

As of December 31, 2005, the total remaining unrecognized compensation cost related to unvested stock options amounted to $59,854, which will be amortized over the weighted-average remaining requisite service period of less than one year.

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

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Balance Sheets

As of December 31, 2005

	Optical Historical(1)	Spectral Historical(2)	Pro Forma Adjustments(3)	Financing Adjustments(4)	Optical Pro Forma
	(unaudited)
Assets
Current assets:
Cash	$—	$30,538	$—	$1,400,000	$1,430,538
Restricted Cash	—	1,325,000	—	(1,325,000)	—
Other assets	—	1,200	—	—	1,250

Total current assets	—	1,356,738	—	75,000	1,431,738

Property and equipment, net	—	40,000	—	—	40,000
Other assets	—	2,500	—	—	2,500

Total assets	$—	$1,399,238	$—	$75,000	$1,474,238

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$15,142	$—	$—	$15,142
Accounts payable – shareholders	—	—	—	—	—
Subscription payable	—	1,325,000	—	(1,325,000)	—
Accrued liabilities	—	38,834	—	—	38,834

Total current liabilities	—	1,378,976	—	(1,325,000)	53,976

Other liabilities	—	—	—	—	—

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity:
Common stock	190	7,147	(190)	1,400	8,547
Additional paid in capital	—	270,860	—	1,398,600	1,669,460
Deficit accumulated during the development stage	(190)	(257,745)	190	—	(257,745)

Total shareholders’ equity	—	20,262	—	1,400,000	1,477,950

Total liabilities and shareholders’ equity	$—	$1,399,238	$—	$75,000	$1,474,238

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Year Ended December 31, 2004

	Optical Historical(5)		Spectral Historical(6)	Pro Forma Adjustments	Financing Adjustments	Optical Pro Forma
Revenues	$—		$—	$—	$—	$—
Expenses:
In process research and development	—		5,522	—	—	5,522
General and administrative	—		6,219	—	—	6,219

Total expenses	—		11,741	—	—	11,741

Loss before income taxes	—		(11,741)	—	—	(11,741)
Income taxes	—		—	—	—	—

Net loss	$—		$(11,741)	$—	$—	$(11,741)

Weighted average number of shares:
Basic and diluted	774,961	(7)				9,321,561 (8)

Earnings (loss) per share:
Basic and diluted	$—					$—

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Year Ended December 31, 2005

	Optical Historical(9)		Spectral Historical(10)	Pro Forma Adjustments	Financing Adjustments	Optical Pro Forma
	(unaudited)
Revenues	$—		$—	$—	$—	$—
Expenses:
In process research and development	—		152,760	—	—	152,760
Merger costs	—		39,118	—	—	39,118
General and administrative	—		54,126	—	—	54,126

Total expenses	—		246,004	—	—	246,004

Loss before income taxes	—		(246,004)	—	—	(246,004)
Income taxes	—		—	—	—	—

Net loss	$—		$(246,004)	$—	$—	$(246,004)

Weighted average number of shares:
Basic and diluted	791,628	(11)				9,338,228	(12)

Earnings (loss) per share:
Basic and diluted	$—					$(0.03)

Pro Forma Optical Molecular Imaging

Notes to the Unaudited Condensed Combined Pro Forma Financial Statements

1.	This column represents the historical financial position of Optical as of December 31, 2005.

2.	This column represents the historical financial position of Spectral as of December 31, 2005.

3.	These adjustments reflect the elimination of Optical’s shareholders’ equity accounts.

4.	These adjustments represent the issuance of $1,400,000 of Spectral common stock in January 2006.

5.	This column represents the results of operations of Optical for the year ended December 31, 2004.

6.	This column represents the results of operations of Spectral for the period from February 25, 2004 (date of inception) to December 31, 2004.

7.	Optical effected an approximately 0.00434 for 1 reverse stock split of its common stock, which resulted in its having approximately 774,961 weighted average number of shares outstanding.

8.	Pro forma per share data are based on the number of shares of Spectral common stock that would have been outstanding had the merger with Optical and the $1,400,000 private placement by Spectral taken place. Optical issued 8,546,600 shares in connection with the Spectral.

9.	This column represents the results of operations of Optical for the year ended December 31, 2005.

10.	This column represents the results of operations of Spectral for the year ended December 31, 2005.

11.	Optical effected an approximately 0.00434 for 1 reverse stock split of its common stock, which will resulted in its having approximately 791,628 weighted average number of shares outstanding.

12.	Pro forma per share data are based on the number of shares of Spectral common stock that would have been outstanding had the merger with Optical and the $1,400,000 private placement by Spectral taken place. Optical issued 8,546,600 shares in connection with the Spectral.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (2)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (2)

10.1	Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.2	Amendment No. 1 dated as of November 2, 2004 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.3	Amendment No. 2 dated as of October 20, 2005 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.4	License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University.* (2)

10.5	Amendment No. 1 dated November 9, 2005 to the License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University. (2)

10.6	2006 Equity Incentive Plan of the Registrant. (2)

10.7	Form of Stock Option Agreement for the Registrant’s 2006 Equity Incentive Plan. (2)

10.8	Employment Agreement with Dr. Daniel L. Farkas dated April 22, 2005. (2)

Ex - 1

Exhibit No.	Description

10.9	Employment Agreement with David Wohlberg dated April 22, 2005. (2)

10.10	Employment Agreement with C. Kirk Peacock dated May 16, 2005. (2)

21.1	List of the Registrant’s subsidiaries. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the exhibit have been separately filed by us with the SEC.
**	Filed with this Annual Report on Form 10-KSB/A.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Ex - 2