Form 10QSB/A
period 2006-03-31
Optical Molecular Imaging, Inc
filed 2006-08-02
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Yes   ☐     No   ☒

OPTICAL MOLECULAR IMAGING, INC.

FORM 10-QSB/A

- i -

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), we are filing this Form 10-QSB/A (Amendment No. 1) to revise the discussion of our internal controls and procedures set forth in Item 3, “Controls and Procedures,” of Part I of our Form 10-QSB for the quarter ended March 31, 2006, which was filed with the SEC on May 22, 2006. In accordance with the rules of the SEC, the complete text of Item 3 has been set forth in this Form 10-QSB/A, including those portions of that text that have not been amended from that set forth in the original Form 10-QSB.

Except for the revised discussion in Item 3, we have not undertaken in this Form 10-QSB/A to modify or update any other disclosures in our original report on Form 10-QSB, and this Form 10-QSB does not reflect any events occurring after the date of filing of the original Form 10-QSB.

PART I

FINANCIAL INFORMATION

Item 3.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and (ii) to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

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

Dated: August 1, 2006

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