Form 10QSB
period 2006-06-30
Optical Molecular Imaging, Inc
filed 2006-08-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Issuer’ s telephone number)

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

Yes  ☐    No  ☒

The Issuer had 9,424,817 shares of its common stock outstanding as of August 12, 2006.

Transitional Small Business Disclosure Format (Check one)

Yes  ☐    No  ☒

OPTICAL MOLECULAR IMAGING, INC.

FORM 10-QSB

			Page

PART I		FINANCIAL INFORMATION	1
	Item 1.	Financial Statements	1
		Condensed Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	1
		Condensed Statements of Operations for the Three Months Ended June 30, 2006 (unaudited) and 2005 (unaudited), for the Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited) and from February 25, 2004 (Inception) to June 30, 2006 (unaudited)	2
		Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited) and 2005(unaudited) and from February 25, 2004 (Inception) to June 30, 2006 (unaudited)	3
		Notes to Unaudited Financial Statements	4
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
	Item 3.	Controls and Procedures	12

PART II		OTHER INFORMATION	12
	Item 1.	Legal Proceedings	12
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
	Item 3.	Defaults Upon Senior Securities	12
	Item 4.	Submission of Matters to a Vote of Security Holders	12
	Item 5.	Other Information	12
	Item 6.	Exhibits	14

SIGNATURES			15
EXHIBIT LIST			16

- i -

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,188,265	$30,538
Restricted Cash	—	1,325,000
Other assets	30,093	1,200

Total current assets	1,218,358	1,356,738
Property and equipment, net	40,000	40,000
Other assets	2,500	2,500

Total assets	$1,260,858	$1,399,238

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,575	$15,142
Subscription payable	—	1,325,000
Accrued liabilities	7,331	38,834

Total current liabilities	15,906	1,378,976

Warrant derivatives	904,800	—

Common stock subject to redemption	477,220	—

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 26,000,000 shares authorized; 9,424,817 shares and 7,146,600 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	9,425	7,147
Additional paid in capital	353,671	270,860
Deficit accumulated during the development stage	(500,164)	(257,745)

Total shareholders’ equity (deficit)	(137,068)	20,262

Total liabilities and shareholders’ equity (deficit)	$1,260,858	$1,399,238

The accompanying notes are an integral part of these unaudited financial statements.

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	February 25, 2004 (Inception) to June 30, 2006
Revenues	$—	$—	$—	$—	$—
Expenses:
In process research and development	—	—	—	16,200	174,482
Merger costs	—	—	—	34,859	73,977
General and administrative	15,640	67,143	18,756	196,192	251,705

Total expenses	15,640	67,143	18,756	247,251	500,164

Loss from operations	(15,640)	(67,143)	(18,756)	(247,251)	(500,164)
Other income	—	—	—	4,832	—

Loss before income taxes	(15,640)	(67,143)	(18,756)	(242,419)	(500,164)
Income taxes	—	—	—	—	—

Net loss	$(15,640)	$(67,143)	$(18,756)	$(242,419)	$(500,164)

Weighted average number of shares:
Basic and diluted	6,871,400	9,444,597	6,660,700	9,051,174	7,176,224

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)	$(0.07)

The accompanying notes are an integral part of these unaudited financial statements.

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	February 25, 2004 (Inception) to June 30, 2006
Cash flows from operating activities:
Net loss	$(18,756)	$(242,419)	$(500,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Stock-based compensation	—	48,562	48,562
Common stock issued for services	—	36,547	189,307
Changes in assets and liabilities:
Other assets	—	(28,893)	(32,593)
Accounts payable	2,738	(6,567)	8,575
Accrued liabilities	(5,663)	(31,503)	7,331

Net cash used in operating activities	(21,681)	(224,273)	(278,982)

Cash flows from investing activities—
Purchase of property and equipment	(40,000)	—	(40,000)

Cash flows from financing activities:
Repurchase of common stock under redemption plan	—	(18,000)	(18,000)
Proceeds from issuance of common stock	125,247	1,400,000	1,525,247

Net cash provided by financing activities	125,247	1,382,000	1,507,247

Increase in cash	63,566	1,157,727	1,188,265
Cash at beginning of period	101	30,538	—

Cash at end of period	$63,667	$1,188,265	$1,188,265

The accompanying notes are an integral part of these unaudited financial statements.

Optical Molecular Imaging, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

1. Nature of Organization and Development Stage Operations

Optical Molecular Imaging, Inc. (the Company or SMI) is a Nevada corporation that was incorporated and commenced operations on February 25, 2004. The Company is a development stage company that was formed to seek to develop imaging devices with medical diagnostic applications based upon SMI’s technology related to spectral optical imaging. In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology. The Company has entered into negotiations for the possible acquisition of exclusive rights to a new stem cell-based technology to be developed for the treatment of brain cancers and with potential additional therapeutic applications for the treatment of neurological diseases such as stroke, spinal cord injury and Parkinson’s disease.

Going Concern

To date, the Company has relied upon selling equity securities to generate the funds needed to finance its operations. As of June 30, 2006, the Company had working capital of $1,202,452. The Company will require substantial additional capital to meet our long-term operating needs and to carry out our business plan if we acquire the new technology described in Item 5 of this Quarterly Report. We believe that the net proceeds from the January 2006 private placement will be sufficient to meet our capital requirements for carrying out our business plan for this technology during the 2006 fiscal year, although there is no assurance that such proceeds will be sufficient for this purpose. Our existing working capital, however, will be insufficient to meet our capital requirements for the 2006 fiscal year if we are required to repurchase a substantial amount of our securities under the circumstances described in Item 5 of this Quarterly Report and subsequently seek to develop applications of any new technology.

Interim Results

The accompanying condensed financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2005 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-KSB/A for the year ended December 31, 2005. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had $1,102,551 of cash equivalents, consisting of a certificate of deposit with an original maturity of 90 days or less, at June 30, 2006. The Company had no cash equivalents at December 31, 2005.

Restricted Cash and Offsetting Liability – As of December 31, 2005, the Company had received cash in connection its private placement (Note 5), which was fully refundable until the private placement closed. Accordingly, the Company classified the cash received as Restricted Cash and Subscription Payable in the accompanying balance sheet as of December 31, 2005. The Company had zero and $1,325,000 restricted cash at June 30, 2006 and December 31, 2005, respectively.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line methods based on the estimated useful lives (generally three to five years) of the related assets. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and are expensed as incurred.

Stock Based Compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash and accounts payable approximate their fair values.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2,008,887 shares and 330,000 shares at June 30, 2006 and December 31, 2005, respectively.

3. Property and Equipment

	June 30, 2006	December 31, 2005
Research equipment	$40,000	$40,000
Computer and office equipment	—	—

	40,000	40,000
Less: accumulated depreciation	(—)	(—)

Property and equipment, net	$40,000	$40,000

As of June 30, 2006 and December 31, 2005, no equipment had been placed into service. Depreciation expense was zero for the period from February 25, 2004 (date of inception) to June 30, 2006.

4. Related-Party Transactions

Legal Costs

At June 30, 2006 and December 31, 2005, the Company was indebted to a shareholder for legal services for $7,332 and $38,834, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder for the period from February 25, 2004 (date of inception) to June 30, 2006 was $151,376.

Rent

From February 25, 2004 (date of inception) to June 30, 2006, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

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

Common Stock Subject to Redemption

In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology and subsequently announced that for a two-week period in June 2006 and again for a two-week period commencing in August 2006, it would repurchase the units (each consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock) at a repurchase price of $0.90 per unit from the investors who originally acquired those units in the Company’s $1,400,000 private placement in January 2006. Accordingly, the shares of common stock included in the foregoing units have been classified in a caption outside of permanent equity, in accordance with Regulation S-X, Rule 5-0228 and ASR 268. In the first round of the repurchase offer, one investor elected to have his units repurchased by the Company, and the Company acquired the 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock included in his units for $18,000.

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

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of June 30, 2006, the Company has reserved 1,000,000 shares of common stock for issuance under the plan and options to purchase approximately 330,000 common shares have been granted under the stock option plan. The following table summarizes stock option activity for all of stock option plans during the three months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2005	330,000	$0.32
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding June 30, 2006	330,000	$0.32	5.2

Vested or expected to vest at June 30, 2006	311,182	$0.32	5.2

A summary of the status of unvested employee stock options as of June 30, 2006 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	129,055	$0.33
Granted	—	$—
Vested	110,237	$0.33
Forfeited	—	$—

Unvested at June 30, 2006	18,818	$0.35

As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $11,292, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Stock Based Compensation

Stock-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was $48,562. Stock-based compensation had a $48,562 effect on our net loss, no effect on cash flow from operations or financing activities and had a $(0.01) effect on basic and diluted net loss per share.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. There would have been $10,636 of stock-based compensation expense related to employee stock options recognized during the six months ended June 30, 2005.

The weighted average fair value of employee stock options granted in the six months ended June 30, 2005 was $0.34. No options were granted during the six months ended June 30, 2006.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

For the Six Months ended June 30, 2005
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

Warrant Derivatives

In connection with the January 2006 Private Placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and issued a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 Private Placement, approximately $914,000 was initially allocated to the freestanding warrants associated with the debentures based upon the fair value of the Warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet. The carrying value of each warrant derivative at June 30, 2006 has not been adjusted as the assumptions have not been modified as the initial assumptions are still valid.

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

Overview

On January 31, 2006, we completed the merger (the “Merger”) pursuant to which Spectral Molecular Imaging, Inc. (“SMI”) became our wholly owned subsidiary. At the time of the Merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the Merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of SMI. We currently do not conduct any business other than the business that SMI has conducted since its organization. As described in Item 5 of this Quarterly Report, we are reviewing a potential acquisition of exclusive rights to a new technology to be developed for the treatment of brain cancers and with potential additional therapeutic applications for the treatment of other neurological diseases, which would be developed in lieu of our current spectral imaging technology. We have reached a preliminary agreement with one of our co-founders and a co-inventor of our spectral imaging technology to assign this technology to him as described in Item 5 of this Quarterly Report.

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

Plan of Operation

We are a development stage company that was formed to seek to develop imaging devices with medical diagnostic applications based upon our technology related to spectral optical imaging.

Since SMI’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property related to, and the design of, these potential products and the assembly of a prototype for one of these products and have not generated any revenues. As a result, we have incurred operating losses and, as of June 30, 2006, we had an accumulated deficit of $500,164, including $48,562 of non-cash expenses related to common stock issued for services. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our original plan of business operation, see Item 1 in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, entitled “Description of Business.” As described in the “Overview” above and in Item 5 of this Quarterly Report, we are in the process of revising our original business plan.

Revenues

We had no revenues during the period for the three months ended June 30, 2005 and 2006, respectively. We incurred a net loss of $242,419 for the six months ended June 30, 2006 and a net loss of $18,756 for the six months ended June 30, 2005. We do not expect to generate any operating revenues during 2006.

Expenses

General and administrative expenses for the six months ended June 30, 2005 and 2006 were $18,756 and $196,192, respectively. Research and development expenses for the six months ended June 30, 2005 and 2006 were $0 and $16,200, respectively. Merger costs for the six months ended June 30, 2006 were $34,859. Stock based compensation for the six months ended June 30, 2006 were $48,562. We expect both our general and administrative as well as our research and development expenses to continue to increase substantially during 2006 as compared to prior periods if we continue with research and development of potential applications of our spectral imaging technology or acquire and then develop a new stem cell-based technology for the potential treatment of various forms of cancer.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital of $1,202,452 compared to a negative working capital of $22,238 on December 31, 2005. The increase in our working capital is a result of SMI’s completion of a private placement of securities on January 30, 2006.

We will require substantial additional capital to meet our long-term operating needs and to carry out our business plan if we acquire the new technology described in Item 5 of this Quarterly Report. We believe that the net proceeds from the January 2006 private placement will be sufficient to meet our capital requirements for carrying out our business plan for this technology during the 2006 fiscal year, although there is no assurance that such proceeds will be sufficient for this purpose. Our existing working capital, however, will be insufficient to meet our capital requirements for the 2006 fiscal year if we are required to repurchase a substantial amount of our securities under the circumstances described in Item 5 of this Quarterly Report and subsequently seek to develop applications of any new technology. See “Risk Factors” below for additional information regarding our need for capital.

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

As of June 30, 2006, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

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

As of the end of the fiscal quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and (ii) to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

In May 2006, our Board conducted a strategic review of company management and the status and plans for the research and development activities on our proposed applications of our spectral imaging technology, which are primarily in the field of cancer detection. Also discussed by the Board was the possible acquisition of exclusive rights to a new stem cell-based technology to be developed for the treatment of brain cancers and with potential additional therapeutic applications for the treatment of neurological diseases such as stroke, spinal cord injury and Parkinson’s disease. Our Board authorized a suspension of our spectral imaging research and development activities, pending a further due diligence review of the new technology and a determination as to whether this technology could be acquired by us.

We then authorized one of our major shareholders, who identified the new technology to us, to conduct the preliminary negotiations on our behalf to acquire exclusive rights to this technology. This technology is in various stages of development and is owned by a leading medical center in the United States.

At this time, we have negotiated the principal business and financial terms for acquiring an exclusive worldwide license for the new technology from the leading medical center that owns the technology. The terms envision a broad-based alliance with this institution, which has agreed to take our stock in lieu of an industry-standard substantial upfront cash licensing fee. The institution also has agreed to permit the two neurosurgeon/scientists who are directly responsible for the development of this new technology to serve as officers and directors of our company. The proposed agreements in principle for OMI’s license of the technology, and the participation of the neurosurgeon/scientists and the acquisition of significant OMI equity stakes by the licensor and the two scientists are with the medical institution’s legal department for review and approval. Nothing will be binding on the institution or its neurosurgeon/scientists unless and until the agreements in principle are signed.

In addition, we have reached a preliminary agreement with Dr. Daniel Farkas, a co-founder of OMI and co-inventor of the spectral imaging technology, for the spin-off to Dr. Farkas of this technology. Under this agreement, 100% ownership of the spectral imaging technology will be assigned to Dr. Farkas and one other unaffiliated party in consideration for the cancellation of approximately 1,900,000 shares of OMI common stock owned by Dr. Farkas (approximately 90% of his OMI holdings) and his agreement to take over all future development responsibilities and financial obligations and liabilities for the spectral imaging technology. This will free up all of our capital and other resources to complete the acquisition of the stem cell technology and commence our development activities for this new technology. We are in the process of preparing a definitive agreement with Dr. Farkas covering this spin-off transaction, although there can be no assurance that we will be able to reach a definitive agreement with him.

In light of our decision to suspend and eventually spin-off our spectral imaging research and development activities, we offered in early June 2006, for a period of two weeks, to reacquire the shares of our common stock and stock purchase warrants at $0.90 for each unit (consisting of 1 share and 1 warrant) from the investors who originally acquired those shares and warrants in our SMI subsidiary’s $1,400,000 private placement that closed in January 2006. Those investors held a total of 1,400,000 shares of our common stock and warrants to purchase an additional 1,400,000 shares of our common stock. To fund the repurchase, we made available substantially all of our working capital of approximately $1,200,000, less a reserve to fund the legal, accounting and other expenses associated with maintaining our public company status through approximately December 31, 2006. All but one investor elected to continue with their investment. Accordingly, we were only required to expend $18,000 for a single repurchase of 20,000 shares and warrants to purchase 20,000 shares.

Our objective is to complete an agreement in principle to acquire exclusive rights to the new technology by September 5, 2006. If we can do so, we will provide details of the transaction to our remaining investors from the January 2006 private placement for their evaluation. Subsequently, those investors will have two weeks to decide whether to remain a shareholder or to sell their stock and warrants back to us at the $0.90 per unit price used in our June 2006 repurchase offer. The amount these investors would receive for their securities would be based on our then available funds, less the reserve described above.

In the event we are able to acquire rights to the new technology, we intend to devote our available funds to developing the new technology for the purpose of commercialization. If we are unable to acquire rights to the new technology, we anticipate repurchasing all or a substantial portion of the securities of the remaining investors from the January 2006 private placement.

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

Dated: August 11, 2006	OPTICAL MOLECULAR IMAGING, INC.

	By:	/s/ David Wohlberg
		Name:	David Wohlberg
		Title:	President (Principal Executive Officer)

By:	/s/ C. Kirk Peacock
	Name:	C. Kirk Peacock
	Title:	Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

EXHIBIT INDEX

OPTICAL MOLECULAR IMAGING, INC.

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2006

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