Form 10QSB
period 2006-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2006-11-13
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 033-17264-NY

IMMUNOCELLULAR THERAPEUTICS, LTD.

(Exact name of small business issuer as specified in its charter)

DELAWARE	11-2856146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1999 Avenue of the Stars, 11th Floor

Los Angeles, California 90067

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

Yes ☐    No ☒

Transitional Small Business Disclosure Format (Check one)

Yes ☐    No ☒

The Issuer had 7,470,717 shares of its common stock outstanding as of November 6, 2006.

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-QSB

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2006 (unaudited) and 2005 (unaudited), for the Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited) and from February 25, 2004 (Inception) to September 30, 2006 (unaudited)	2
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited) and from February 25, 2004 (Inception) to September 30, 2006 (unaudited)	3
	Notes to Unaudited Financial Statements	4
Item 2.	Management’s Discussion and Analysis or Plan of Operation.	10
Item 3.	Controls and Procedures	24

PART II	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

SIGNATURES		27
EXHIBIT LIST		28

- i -

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,119,916	$30,538
Restricted Cash	—	1,325,000
Other assets	17,196	1,200

Total current assets	1,137,112	1,356,738
Property and equipment, net	—	40,000
Other assets	—	2,500

Total assets	$1,137,112	$1,399,238

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,958	$15,142
Subscription payable	—	1,325,000
Accrued liabilities	31,529	38,834

Total current liabilities	40,487	1,378,976

Warrant derivatives	895,600	—

Common stock subject to redemption	468,440	—

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 26,000,000 shares authorized; 7,500,517 shares and 7,146,600 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	7,501	7,147
Additional paid in capital	301,867	270,860
Deficit accumulated during the development stage	(576,783)	(257,745)

Total shareholders’ equity (deficit)	(267,415)	20,262

Total liabilities and shareholders’ equity (deficit)	$1,137,112	$1,399,238

The accompanying notes are an integral part of these unaudited financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	February 25, 2004 (Inception) to September 30, 2006
Revenues	$—	$—	$—	$—	$—
Expenses:
In process research and development	152,760	—	152,760	16,200	174,482
Merger costs	3,916	—	3,916	34,859	73,977
General and administrative	12,885	89,912	31,641	286,104	346,449

Total expenses	169,561	89,912	188,317	337,163	594,908

Loss from operations	(169,561)	(89,912)	(188,317)	(337,163)	(594,908)
Other income (expense)—
Interest income	—	13,293	—	18,125	18,125

Loss before income taxes	(169,561)	(76,619)	(188,317)	(319,038)	(576,783)
Income taxes	—	—	—	—	—

Net loss	$(169,561)	$(76,619)	$(188,317)	$(319,038)	$(576,783)

Weighted average number of shares:
Basic and diluted	6,993,501	9,023,699	6,773,259	9,043,356	7,356,128

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)	$(0.08)

The accompanying notes are an integral part of these unaudited financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	February 25, 2004 (Inception) to September 30, 2006
Cash flows from operating activities:
Net loss	$(188,317)	$(319,038)	$(576,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Stock-based compensation	—	59,854	59,854
Common stock issued for services	152,760	36,547	189,307
Changes in assets and liabilities:
Other assets	(3,503)	(13,496)	(17,196)
Accounts payable	416	(6,184)	8,958
Accrued liabilities	(5,223)	(7,305)	31,529

Net cash used in operating activities	(43,867)	(249,622)	(304,331)

Cash flows from investing activities—
Purchase of property and equipment	(40,000)	—	(40,000)

Net cash used in investing activities	(40,000)	—	(40,000)

Cash flows from financing activities:
Repurchase of common stock under redemption plan	—	(36,000)	(36,000)
Repurchase of Common Stock	—	(25,000)	(25,000)

Proceeds from issuance of common stock	124,899	1,400,000	1,525,247

Net cash provided by financing activities	124,899	1,339,000	1,464,247

Increase in cash	41,032	1,089,378	1,119,916
Cash at beginning of period	101	30,538	—

Cash at end of period	$41,133	$1,119,916	$1,119,916

The accompanying notes are an integral part of these unaudited financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Financial Statements

1. Nature of Organization and Development Stage Operations

ImmunoCellular Therapeutics, Ltd. (the “Company” or “ICT”) is a Delaware corporation that was incorporated and commenced operations on February 25, 2004. The Company is a development stage company that was formed to seek to develop imaging devices with medical diagnostic applications based upon the technology of its former wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”), related to spectral optical imaging. In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology, and on September 11, 2006, the Company sold all of the outstanding capital stock of SMI to Dr. Daniel Farkas, a co-founder of SMI and inventor of this technology. On September 15, 2006, the Company entered into a binding Memorandum of Agreement with Cedars-Sinai Medical Center (“Cedars-Sinai”) to acquire an exclusive, worldwide license for a cancer vaccine therapy technology that the Company will be developing. The Company expects to complete its acquisition of the cancer vaccine therapy technology license from Cedars-Sinai in November 2006. The Company anticipates commencing a Phase I clinical trial of a vaccine product for the treatment of brain tumors based on this technology in the first quarter of 2007.

Going Concern

To date, the Company has relied upon selling equity securities to generate the funds needed to finance its operations. As of September 30, 2006, the Company had working capital of $1,096,625. The Company will require substantial additional capital to meet its long-term operating needs and to carry out its business plan of developing the new cancer vaccine therapy technology. The Company believes that the net proceeds from the Company’s January 2006 private placement, together with the Company’s sale of $125,000 of equity securities in October 2006, will be sufficient to meet the Company’s capital requirements for carrying out its business plan for this technology through approximately September 30, 2007, although there is no assurance that such proceeds will be sufficient for this purpose.

Interim Results

The accompanying condensed financial statements at September 30, 2006 and for the three and nine month periods ended September 30, 2005 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2005 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had $1,065,845 of cash equivalents, consisting of a certificate of deposit with an original maturity of 90 days or less, at September 30, 2006. The Company had no cash equivalents at December 31, 2005.

Restricted Cash and Offsetting Liability – As of December 31, 2005, the Company had received cash in connection its private placement (Note 5), which was fully refundable until the private placement closed. Accordingly, the Company classified the cash received as Restricted Cash and Subscription Payable in the accompanying balance sheet as of December 31, 2005. The Company had zero and $1,325,000 restricted cash at September 30, 2006 and December 31, 2005, respectively.

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

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under this transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 1,913,615 shares and 330,000 shares at September 30, 2006 and December 31, 2005, respectively.

3. Property and Equipment

	September 30, 2006	December 31, 2005
Research equipment	$—	$40,000
Computer and office equipment	—	—

	—	40,000
Less: accumulated depreciation	( —)	( —)

Property and equipment, net	$—	$40,000

As of September 30, 2006 and December 31, 2005, no equipment had been placed into service. On September 11, 2006, the Company sold all of the outstanding capital stock of SMI, which owned all of the research equipment that had been previously acquired by SMI for $40,000 from a third party. Depreciation expense was zero for the period from February 25, 2004 (date of inception) to September 30, 2006.

4. Related-Party Transactions

Legal Costs

At September 30, 2006 and December 31, 2005, the Company was indebted to a shareholder for legal services for $31,529 and $38,834, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder for the period from February 25, 2004 (date of inception) to September 30, 2006 were $194,545.

Rent

From February 25, 2004 (date of inception) to September 30, 2006, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Shareholders’ Equity

Sale of SMI

On September 11, 2006, the Company sold all of the outstanding capital stock of its SMI subsidiary to Dr. Daniel Farkas, a co-founder of SMI, in exchange for $25,000 in cash, research equipment with a book value of $40,000 and the return of 1,904,300 shares of common stock of the Company held by Dr. Daniel Farkas. No gain or loss was recognized on this transaction.

Private Placement

On January 30, 2006, the Company raised $1,400,000 (before offering expenses) from the sale of 1,400,000 of its units, each unit after the Company’s stock split consisting of one share of common stock and one warrant, to accredited investors in a private placement. The Company granted warrants to purchase 300,000 shares of its common stock for services rendered by two individuals who located investors to make investments in the private placement. In October 2006, the Company raised an additional $125,000 before offering expenses from the sale of additional units having the same terms as the units sold in January 2006.

Common Stock Subject to Redemption

In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology and subsequently announced that for a two-week period in June 2006 and again for a two-week period commencing in August 2006 (which was subsequently delayed until September 2006), it would repurchase the units (each consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock) at a repurchase price of $0.90 per unit from the investors who originally acquired those units in the Company’s $1,400,000 private placement in January 2006. Accordingly, the shares of common stock included in the foregoing units have been classified in a caption outside of permanent equity, in accordance with Regulation S-X, Rule 5-0228 and ASR 268. In the first round of the repurchase offer, one investor elected to have his units repurchased by the Company, and the Company acquired the 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock included in his units for $18,000 in June 2006. In the second round of the repurchase offer, one other investor elected to have his units repurchased by the Company, and the Company acquired the 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock included in his units for $18,000 in September 2006. The repurchase offer expired in October 2006 with no other investors electing to accept the repurchase offer.

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

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of September 30, 2006, the Company has reserved 1,000,000 shares of common stock for issuance under the plan and options to purchase approximately 330,000 common shares have been granted under the stock option plan. The following table summarizes stock option activity for all of stock option plans during the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2005	330,000	$0.32
Granted	—	$—
Exercised	—	$—
Forfeited or expired	76,385	$0.35

Outstanding September 30, 2006	253,615	$0.32	4.7

Vested or expected to vest at September 30, 2006	253,615	$0.32	4.7

A summary of the status of unvested employee stock options as of September 30, 2006 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	129,055	$0.33
Granted	—	$—
Vested	110,237	$0.33
Forfeited	18,818	$0.35

Unvested at September 30, 2006	—	$—

As of September 30, 2006, there are no remaining unrecognized compensation costs related to unvested stock options.

Stock Based Compensation

Stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $59,854. Stock-based compensation had a $59,854 effect on the Company’s net loss, no effect on cash flow from operations or financing activities and had a $(0.01) effect on basic and diluted net loss per share.

SFAS 123(R) requires the disclosure of pro-forma information for periods prior to the adoption. There would have been $23,296 of stock-based compensation expense related to employee stock options recognized during the nine months ended September 30, 2005.

The weighted average fair value of employee stock options granted in the nine months ended September 30, 2005 was $0.34. No options were granted during the nine months ended September 30, 2006.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

For the Nine Months ended September 30, 2005
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

Warrants

In connection with the Company’s January 2006 private placement, the Company issued a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. The shares of the Company’s common stock issuable upon exercise of any of the finders fee warrants will be registered but will be subject to a lock-up provision restricting the quantities and times at which such shares may be sold. The finders will be entitled under certain circumstances to additional compensation in the event investors who they introduce to the Company purchase units and subsequently make further investments in the Company.

Warrant Derivatives

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and issued a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, approximately $914,000 was initially allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represent a derivative liability that has been recorded in the accompanying balance sheet. The carrying value of each warrant derivative at September 30, 2006 has not changed as the Black Scholes model has determined the fair value of the warrants has not changed.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-QSB, the terms “ICT,” “we,” “us,” “our,” “our company” and “the Registrant” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc.

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

Overview

On January 31, 2006, we completed a merger (the “Merger”) pursuant to which Spectral Molecular Imaging, Inc. (“SMI”) became our wholly owned subsidiary. At the time of the Merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the Merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of SMI. In May 2006, we decided to suspend our research and development activities on SMI’s spectral imaging technology, and on September 11, 2006, we sold all of the outstanding capital stock of SMI to Dr. Daniel Farkas, a co-founder of SMI and inventor of its technology.

On September 15, 2006, we entered into a binding Memorandum of Agreement with Cedars-Sinai Medical Center to acquire an exclusive, worldwide license for a cancer vaccine therapy technology that we will be developing for the potential treatment of brain tumors and other forms of cancer. The Company expects to complete its acquisition of the cancer vaccine therapy technology license from Cedars-Sinai in November 2006. The Company anticipates commencing a Phase I clinical trial of a vaccine product for the treatment of brain tumors based on this technology in the first quarter of 2007.

We currently do not conduct any business other than planning and preliminary development activities relating to our cancer therapy technology.

Although we acquired SMI in the Merger, for accounting purposes the Merger was treated as a reverse merger since the stockholders of SMI acquired a majority of our outstanding shares of common stock and the directors and executive officers of SMI became our directors and executive officers. Accordingly, our financial statements contained in this Quarterly Report and the description of our results of operations and financial condition, reflect the operations of SMI for the time period up until we sold all of the outstanding stock of SMI.

Plan of Operation

We are a development stage company that was formed, at first, to seek to develop imaging devices with medical diagnostic applications based upon our technology related to spectral optical imaging.

From SMI’s inception on February 25, 2004 until we sold all of the outstanding stock of SMI on September 11, 2006, we had been primarily engaged in the acquisition of certain intellectual property related to, and the design of, these potential products and the assembly of a prototype for one of these products and did not generate any revenues. Beginning on September 15, 2006, when we entered into a binding Memorandum of Agreement with Cedars-Sinai to acquire an exclusive, worldwide license for a cancer vaccine therapy technology, we have been primarily engaged in negotiating the definitive license agreement for this technology and certain planning and preliminary activities for the development of this technology.

As a result, we have incurred operating losses and, as of September 30, 2006, we had an accumulated deficit of $576,783, including $249,161 of non-cash expenses related to common stock issued for services and stock-based compensation. We expect to incur significant research, development and administrative expenses before such time, if ever, that any of our products can be launched and revenues generated.

For additional information about our original plan of business operation, see Item 1 in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, entitled “Description of Business.” For additional information concerning the terms of our acquisition of the license for the cancer vaccine therapy technology, a description of that technology and our new plan of business operation, see Item 1.01 in our Current Report on Form 8-K, dated September 20, 2006, which we incorporate herein by this reference.

Revenues

We had no revenues during the period for the three months ended September 30, 2005 and 2006, respectively. We incurred a net loss of $319,038 for the nine months ended September 30, 2006 and a net loss of $188,317 for the nine months ended September 30, 2005. We do not expect to generate any operating revenues during 2006.

Expenses

General and administrative expenses for the nine months ended September 30, 2005 and 2006 were $31,641 and $286,104, respectively. Research and development expenses for the nine months ended September 30, 2005 and 2006 were $152,760 and $16,200, respectively. Merger costs for the nine months ended September 30, 2005 and 2006 were $3,916 and $34,859, respectively. Stock based compensation expense for the nine months ended September 30, 2006 was $59,854. We expect both our general and administrative as well as our research and development expenses to continue to increase substantially over the next twelve months as compared to prior periods, due primarily to the costs associated with our completing the technology license acquisition from Cedars-Sinai and our commencing an anticipated Phase I clinical trial for our lead cancer vaccine product candidate.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $1,096,625 compared to a negative working capital of $22,238 on December 31, 2005. The increase in our working capital is a result of our completion of a private placement of securities on January 30, 2006.

We will require substantial additional capital to meet our long-term operating needs and to carry out our business plan of developing the new cancer vaccine therapy technology. We believe that the net proceeds from our January 2006 private placement, together with our sale of equity securities in October 2006, will be sufficient to meet our capital requirements for carrying out our business plan for this technology through approximately September 30, 2007, although there is no assurance that such proceeds will be sufficient for this purpose. See “Risk Factors” below for additional information regarding our need for capital.

We do not have any bank credit lines. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of September 30, 2006, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company. The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

Risks Related To Our Business

We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

We are a recently formed development-stage company that has not generated any revenues to date. There can be no assurance that we will be able to satisfactorily develop the dendritic cell-based cancer vaccine technology, which we recently acquired, and to market our proposed product candidates or that our proposed product candidates will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. Further, we do not expect to generate any such revenues for at least several years.

Our lead product candidate for the treatment of brain tumors is in an early stage of development, and will require extensive testing and regulatory marketing approvals before commercialization. Our dendritic cell-based vaccine technology initially will be our sole platform technology and our commercial prospects will be heavily dependent on the outcome of the clinical trials for our lead product candidate. We do not have any full-time employees and limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our lead product candidate or any other potential product candidates;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our lead product candidate or any other potential product candidates;

•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;

•	establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our lead product candidate or any other potential product candidates; and

•	market our lead product candidate or any other potential product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

We have a history of losses, expect future losses and cannot assure you that we will ever become or remain profitable.

We have not generated any revenues and have incurred operating losses since our inception and we expect to continue to incur operating losses for the foreseeable future. There can be no assurance that we will be able to develop or market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our proposed product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We have funded all of our activities to date through the sale of securities. As of September 30, 2006, we had working capital of $1,096,625, which we anticipate will only be sufficient to maintain our planned level of operations until approximately September 2007.

We will need significant funding to carry out our planned development work, and to expand the scope of our operations (including seeking to employ a CEO and additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our lead or other potential product candidates could be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There can be no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels. We currently contemplate seeking SBIR or other government grants to conduct a portion of our planned research and development work in addition to or in lieu of certain equity financing. We have not yet submitted any requests for these grants and there can be no assurance that we will secure any grant finding on a timely basis or at all.

Government grant funding may be unavailable to us.

We are heavily dependent upon Dr. John Yu and his laboratory, both for past research and as we develop our lead product candidate or other potential product candidates. His laboratory has been financed in part by Cedars-Sinai Medical Center (which is the licensor of our initial cancer vaccine therapy technology) and the National Institutes of Health (“NIH”). Cedars-Sinai or the NIH or other governmental agencies could promulgate new rules and regulations that might interfere with our product development or ownership rights if we wish to continue to access Dr. Yu’s laboratory at Cedars-Sinai in connection with our research and development activities.

Our lead product candidate and other potential product candidates will be based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, the FDA has limited experience with dendritic cell-based therapeutics, and the pathway to regulatory approval for our lead product candidate or any other potential product candidates may accordingly be more complex and lengthy than the pathway for new conventional drugs. In addition, dendritic cells appear to be subject to donor-to-donor variability, which may make standardization of procedures or product manufacture more difficult. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

We may elect to delay or discontinue preclinical studies or clinical trials based on unfavorable results. Any product candidate using a cellular therapeutic technology may fail to:

•	survive and persist in the desired location;

•	provide the intended therapeutic benefits;

•	properly integrate into existing tissue in the desired manner; or

•	achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing.

In addition, our product candidates may cause undesirable side effects. Results of preclinical research may not be indicative of the results that will be obtained in later stages of preclinical or clinical research. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because dendritic cells represent a new form of therapy, the marketplace may not accept any products we may develop. If we do succeed in developing products, we will face many potential obstacles, such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks, such as product liability claims.

Because of the early stage of development of our lead product candidate, we do not know if we will be able to generate data that will support the filing of a biologics license or new drug application for this product candidate or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of this product candidate or the development of any of our other potential product candidates. Delays in clinical trials could reduce the commercial viability of our lead product candidate and any other potential product candidates.

We are required to pay substantial royalties under our license agreement with Cedars-Sinai, and we must meet certain milestones to maintain our license rights.

Under our license agreement with Cedars-Sinai for our cancer vaccine therapy technology, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the Cedars- Sinai license agreement, we will need to meet certain specified milestones in the development of our product candidate and in the raising of funding, and there is no assurance that we will be successful in meeting these milestones on a timely basis or at all.

Before we can market our lead product candidate or any other potential product candidates, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Our lead product candidate and any other potential product candidates that we will be developing will require approval of the U.S. Food and Drug Administration (“FDA”) before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high and no dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing. We do not anticipate that we will be required to perform any significant pre-clinical research work for our lead product candidate but the FDA may require such work, which could require significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for this vaccine.

The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay or failure in obtaining required approvals would have a material adverse effect on our ability to generate revenues from the particular product. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

Our proposed lead product candidate and other potential product candidates may not be eligible for Orphan Drug status.

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. Although another potential dendritic cell-based brain tumor vaccine has received orphan drug status, we may seek orphan drug status for our brain tumor vaccine product candidate or other potential product candidates if we believe they meet the eligibility criterion for this status. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

The Fast Track designation for development of our lead product candidate or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidate will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our lead brain tumor vaccine candidate or other potential product candidates, but there can be no assurance that the FDA will grant this status to any of our proposed product candidates.

Because our lead product candidate represents and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third party reimbursement coverage and the commercial potential of our product candidates.

There can be no assurance that the approaches offered by our lead product candidate or other potential product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our lead product candidate or other potential product candidates. Since our lead product candidate and our other potential product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially, adversely affect the value of our common stock.

Other factors that we believe will materially affect market acceptance of our lead product candidate or other potential product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our product candidates, particularly as compared to alternative treatments; and

•	the availability of alternative effective forms of treatments, at that time, for the diseases that the product candidates we are developing are intended to treat.

Adverse publicity regarding cellular therapies could impact our business.

Although we are not utilizing embryonic stem cells, adverse publicity due to the ethical and social controversies surrounding the use of such cells or any adverse reported side effects from any dendritic or other cell therapy clinical trials could materially, adversely affect our ability to raise capital or recruit managerial or scientific personnel or obtain research grants.

As an early stage small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, we will be at a competitive disadvantage.

The pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that we focus on that could lead to the development of new products which could compete with and be superior to our product candidates.

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our lead product candidate or other potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have commenced clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors), and other companies may also be developing vaccines of this type.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our lead product candidate or other potential product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our lead product candidate or any other potential product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our lead product candidate or any other potential product candidates, and do not have the capability and resources to manufacture, market or sell our lead product candidate or any other potential product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our product candidates. Accordingly, we will seek to enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have not yet identified or entered into discussions with any company for any strategic alliances or other licensing or contract arrangements. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any other potential product candidates could be delayed or terminated.

To the extent that we rely on other companies to manage the day-to-day conduct of our clinical trials and to manufacture, sell or market our lead product candidate or any other potential product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies and commercial quantities of our lead product candidate and any other potential product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our lead product candidate and any other potential product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our lead product candidate or any other potential product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The very nature of the product may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, Institutional Review Board, or the Institutional Biosafety Committee; which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee may stop a trial or deem a product unsafe to continue testing. This may have significant negative repercussions on the value of the product and may have negative repercussions on the company and on the shareholders.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review.

Following any initial regulatory approval of any products we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks, including the continuation of a contractual or other relationship with the third party manufacturer, and reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising is also subject to regulatory requirements and continuing FDA review.

The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

Our patents may not protect the proprietorship of our products.

Our ability to compete successfully will depend significantly, on our ability to defend patents that have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others. Although our licensor is seeking patent coverage for our cancer vaccine technology, we do not currently own or have licensed rights to any issued patents.

Even if we are able to obtain patent protection for our lead product candidate or other potential product candidates, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties or protect us against our infringement of the proprietary rights of third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources. Dr. John Yu, a co-inventor of our cancer vaccine therapy technology who has agreed to serve as our Chief Scientific Officer on a part-time basis, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights.

Nondisclosure agreements with employees and third parties may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we will also rely in part on nondisclosure agreements with our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we will rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

The manufacture, use or sale of our lead product candidate or other potential product candidates may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

Should third parties patent specific cells or receptors that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy field, we anticipate that many parties will be seeking patent rights for many cellular technologies and that licensing and cross licensing of these rights among various competitors may arise. It may be necessary for us to license certain rights from others for their technologies so that we can develop our lead product candidate or other potential product candidates, but we may not be able to do so on attractive terms or at all. Cedars-Sinai has previously granted another institution rights to the use of certain peptide materials that we may seek to incorporate into one or more of our cancer vaccine therapy product candidates. We may be required to obtain a license from that other institution if we wish to use these materials. If we are unable to obtain this license, we would be required to develop vaccine products without the potential enhanced benefits that could be provided by these materials.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our lead product candidates or other potential product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our lead product candidate or other potential product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm to us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

We will be dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on certain of our officers and directors with scientific and managerial skills, including Dr. John Yu, who has agreed to become our Chief Scientific Officer and Dr. Manfred Mosk, who has agreed to become our Chairman of the Board, following our acquisition of our cancer vaccine therapy technology from Cedars-Sinai. However, these individuals are not our employees and will work for us on a part-time basis only. We do not currently maintain key man life insurance on either of these individuals. The loss of the services of either of these individuals would materially, adversely affect our business.

We plan to expand the scope of our operations, and therefore, we will need to obtain the full-time services of a CEO and additional personnel. Competition for these personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

The market success of our lead product candidate and any other potential product candidates will be dependent in part upon third-party reimbursement policies that have not yet been established for our product candidates.

Our ability to successfully commercialize and penetrate the market for our lead product candidate and any other potential product candidates is likely to depend significantly on the availability of reimbursement for our lead product candidate or any other potential product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow the price of our product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products, which currently is reimbursable, they may be unwilling to use our product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly-approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our lead proposed product candidate and any other potential product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed in recent years. These proposals have included prescription drug benefit legislation recently enacted in the United States and healthcare reform legislation recently enacted by certain states. Further federal and state legislative and regulatory developments are possible, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from any products that we may successfully develop.

We may be subject to product liability claims that could have a material negative effect on our operations and on our financial condition.

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our proposed lead product candidate or any other potential product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. There can be no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for any of the trials for our proposed lead product candidate or any other potential product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products notwithstanding our expectation that our product candidates will have an excellent safety profile, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

We may encounter difficulties in the development of technologies or operations of any other businesses we may acquire.

We may, from time to time, acquire technologies or businesses that are complimentary to our existing technologies or operations or that we otherwise believe offer an attractive opportunity for us in the future. We may encounter various types of unanticipated difficulties in connection with developing these technologies or operating these businesses; the risk of these occurring potentially being greater if these technologies or businesses are not directly related to any existing technology of operations. Any such difficulties could have a material adverse effect on our financial performance and condition.

Risks Related To Our Securities

The shares of our common stock and warrants to purchase our company stock (and the shares issuable upon exercise of the warrants) are restricted securities under the Securities Act and cannot be sold or transferred unless they are registered in the future or an exemption for such sale or transfer is available under the Securities Act. We have only a limited obligation to register the shares and the shares issuable upon exercise of the warrants that are received by the investors, and we may encounter unanticipated delays in completing this registration or thereafter maintaining the effectiveness of that registration.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

The shares of our common stock may trade infrequently and in low volumes on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small early stage company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could lose all or part of their investment.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of November 1, 2006, our directors and executive officers and their affiliates beneficially owned over 50% of our outstanding common stock. Following our acquisition of the cancer vaccine technology license, Dr. John Yu will hold a substantial amount of our equity securities and will be entitled to serve as a director and designate two of our other directors. These stockholders, if they act together, may be able to, and Dr. Yu, through his right to name three of our directors after our acquisition of the cancer vaccine technology, will be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of our common stock could cause our common stock price to fall.

We have agreed to file a registration statement covering (i) all of the shares of our common stock and shares issuable upon exercise of the warrants to purchase common stock issued to the securityholders of Spectral Molecular Imaging, Inc. in connection with our acquisition of that company, (ii) all of the shares of our common stock held by our founder and (iii) all of the shares of our common stock that we have agreed to issue to Cedars-Sinai and Dr. John Yu in connection with our acquisition of the cancer vaccine therapy technology license. Following the effectiveness of this registration statement, all of our outstanding shares of common stock will be eligible to be sold pursuant to that registration statement or Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are currently quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on Nasdaq or any other regional or national exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this report.

Item 3.	Controls and Procedures

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

We have not made any unregistered sales of our equity securities during the quarter ended September 30, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Pursuant to a written consent, dated September 11, 2006 the holders of 7,445,822 shares of our common stock (which constituted a majority of our then outstanding shares of common stock) approved our sale of all of SMI’s capital stock to Dr. Daniel Farkas and our agreements with Cedars-Sinai and Dr. John Yu in connection with our acquisition of the exclusive license to the Cedars-Sinai cancer vaccine therapy technology.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement, dated as of September 11, 2006, by and between Optical Molecular Imaging, Inc. and Daniel L. Farkas. (1)

10.1	Memorandum of Agreement, dated as of September 15, 2006, by and between Cedars-Sinai Medical Center and ICT.* (2)

10.2	Memorandum of Agreement, dated as of September 15, 2006, by and between Dr. John Yu and ICT. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.

(1)	Previously filed by the Registrant on September 15, 2006 as an exhibit to its Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed by the Registrant on September 20, 2006 as an exhibit to its Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ David Wohlberg
		Name:	David Wohlberg
		Title:	President (Principal Executive Officer)

	By:	/s/ C. Kirk Peacock
		Name:	C. Kirk Peacock
		Title:	Chief Financial Officer and Treasurer (Principal financial and accounting officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2006

Exhibit No.	Description

2.1	Agreement, dated as of September 11, 2006, by and between Optical Molecular Imaging, Inc. and Daniel L. Farkas. (1)

10.1	Memorandum of Agreement, dated as of September 15, 2006, by and between Cedars-Sinai Medical Center and ICT.* (2)

10.2	Memorandum of Agreement, dated as of September 15, 2006, by and between Dr. John Yu and ICT. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.

(1)	Previously filed by the Registrant on September 15, 2006 as an exhibit to its Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed by the Registrant on September 20, 2006 as an exhibit to its Current Report on Form 8-K and incorporated herein by reference.