Form 10KSB/A
period 2005-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2007-01-18
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 033-17264-NY

IMMUNOCELLULAR THERAPEUTICS, LTD.

(Name of small business issuer in its charter)

Delaware	11-2856146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1999 Avenue of the Stars Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), ImmunoCellular Therapeutics, Ltd. (which changed its name from Optical Molecular Imaging, Inc. in November 2006) is filing this Form 10-KSB/A (Amendment No. 2) to include the audited financial statements of Patco Industries, Ltd. In accordance with the rules of the SEC, the complete text of Item 7, “Financial Statements” of Part II of our Form 10-KSB and the accompanying financial statements have been set forth in this Form 10-KSB/A (Amendment No. 2), including those portions of that text and the accompanying financial statements that have not been amended from that set forth in our original Form 10-KSB, as amended by our Form 10-KSB/A (Amendment No. 1).

Except for the revised disclosures in Item 7, we have not undertaken in this Form 10-KSB/A (Amendment No. 2), to modify or update any other disclosures in our original report on Form 10-KSB, and this Form 10-KSB/A (Amendment No. 2) does not reflect any events occurring after the date of filing of the original Form 10-KSB.

T ABLE OF CONTENTS

ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto and the related reports of Stonefield Josephson, Inc. for each of Patco Industries, Ltd. (“Patco”) and Spectral Molecular Imaging, Inc., which merged with Patco are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference. Patco changed its name to Optical Molecular Imaging, Inc. in January 2006 and to ImmunoCellular Therapeutics, Ltd. in November 2006.

ITEM 13. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (2)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (2)

10.1	Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.2	Amendment No. 1 dated as of November 2, 2004 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.3	Amendment No. 2 dated as of October 20, 2005 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.4	License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University.* (2)

10.5	Amendment No. 1 dated November 9, 2005 to the License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University. (2)

10.6	2006 Equity Incentive Plan of the Registrant. (2)

Exhibit No.	Description
10.7	Form of Stock Option Agreement for the Registrant’s 2006 Equity Incentive Plan. (2)

10.8	Employment Agreement with Dr. Daniel L. Farkas dated April 22, 2005. (2)

10.9	Employment Agreement with David Wohlberg dated April 22, 2005. (2)

10.10	Employment Agreement with C. Kirk Peacock dated May 16, 2005. (2)

21.1	List of the Registrant’s subsidiaries. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the exhibit have been separately filed by us with the SEC.
**	Filed with this Annual Report on Form 10-KSB/A. (Amendment No. 2)
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 17, 2007	ImmunoCellular Therapeutics, Ltd.

	By:	/s/ David Wohlberg
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

Cash flows from investing activities:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Patco Industries, Ltd.

We have audited the accompanying balance sheet of Patco Industries, Ltd. as of December 31, 2004 and December 31, 2005, and the related statements of operations and stockholders’ deficit and cash flows for the three years then ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patco Industries, Ltd. as of December 31, 2004 and December 31, 2005, and the results of its operations and its cash flows for the three years in the period then ended in conformity with U.S. generally accepted accounting principles.

As set forth in Note 2 to the accompanying financial statements, the Company has not yet commenced operations and there are no other sources of financing to sustain its operations. Management’s plans are also discussed in Note 2. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. As set forth in Note 2 to the accompanying financial statements, in January 2006 the Company completed a reverse merger with Spectral Molecular Imaging, Inc. which was accounted for as the acquirer, thereby ending the Company’s existence for accounting purposes.

/s/ STONEFIELD JOSEPHSON INC.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
January 8, 2007

Patco Industries, Ltd.

Balance Sheet

(Amounts expressed in United States dollars unless otherwise stated)

	December 31,
	2005	2004
ASSETS

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—

Stockholders’ Equity:
Common Stock – 300,000,000 shares authorized; 825,124 issued and outstanding in 2005 and 775,120 issued and outstanding in 2004	190	179

Accumulated deficit	(190)	(179)

Total Stockholders’ Equity	—	—

Total Liabilities & Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.

Statement of Operations

(Amounts expressed in United States dollars unless otherwise stated)

For The Years Ended December 31,
	2005	2004	2003
Other Income (Expense):
Write off of organizational costs	$—	$—	$—
Forgiveness of demand note and accrued interest	—	—	—
Forgiveness of accrued professional fees payable	—	—	—

Total other income (expense)	—	—	—

Net loss	$—	$—	$—

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted average shares outstanding	800,139	775,120	775,120

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.

Statement of Cash Flows

(Amounts expressed in United States dollars unless otherwise stated)

For The Years Ended December 31,
	2005	2004	2003
Cash flows from operations:
Net loss	$—	$—	$—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write off of organizational costs	—	—	—
Forgiveness of demand note and accrued interest	—	—	—
Forgiveness of accrued professional fees payable	—	—	—

Net cash provided by (used in) operations	—	—	—

Cash flows from investing—	—	—	—

Cash flows from financing—	—	—	—

Increase (decrease) in cash	—	—	—

Cash, beginning balance	—	—	—

Cash, ending balance	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.

Statement of Stockholders’ Equity

(Amounts expressed in United States dollars unless otherwise stated)

	Common Stock		Accumulated Deficit
	Shares	Amount		Total
December 31, 2002	775,120	$179	$(179)	—

Net loss	—	—	—	—

December 31, 2003	775,120	179	(179)	—

Net loss	—	—	—	—

December 31, 2004	775,120	179	(179)	—

Issuance of common stock in connection with reorganization	50,004	11	(11)	—

Net loss	—	—	—	—

December 31, 2005	825,124	$190	$(190)	$—

The accompanying notes are an integral part of these financial statements.

Patco Industries, Ltd.

Notes to Financial Statements

December 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Description of Business

The Company has no operations and does not carry on business. It was incorporated in Delaware on March 20, 1987 under the name Redwing Ventures, Inc., and changed its name to Patco Industries, Ltd. on June 16, 1989.

Reorganization

The Company has entered into an Agreement and Plan of Reorganization (the “Agreement”) dated May 5, 2005 with Spectral Molecular Imaging, Inc., a Nevada corporation (“Spectral”), as amended effective as of June 30, 2005, pursuant to which, on the terms and subject to the conditions of the Agreement, the Company will acquire Spectral as a wholly-owned subsidiary. The acquisition will be accomplished through the merger (the “Merger”) of a newly formed subsidiary of the Company with and into Spectral, with Spectral as the surviving corporation and to issue shares of Company common stock to the stockholders of Spectral. It is anticipated that prior to the Merger, the Company will effect a reverse stock split of approximately .00434 for one of the outstanding shares of Company Common Stock so that the Company will have 825,000 shares of Company Common Stock issued and outstanding immediately prior to the Merger.

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

On January 30, 2006, Spectral raised $1,400,000 (before offering expenses) from the sale of 1,400,000 of its units, each unit after Spectral’s stock split consisting of one share of common stock and one warrant, to accredited investors in a private placement. The Merger was completed on January 31, 2006 and the Company no longer exists for accounting purposes.

Stock Split

All common stock share numbers and per share information for the Company have been restated to reflect a reverse stock split of .004340217 for 1 on January 30, 2006 in connection with the Company’s Merger.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2005.

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

Recent pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised and issued SFAS 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) eliminates the alternative of using the APB 25 intrinsic value method of accounting for stock options. This revised statement will require recognition of the cost of employee services received in exchange for awards of equity instruments based on the fair value of the award at the grant date. This cost is required to be recognized over the vesting period of the award. SFAS 123(R) applies to all awards granted, modified, repurchased, or cancelled after June 30, 2005. The Company will adopt SFAS 123(R) effective January 1, 2006, using the modified prospective method. The adoption of this statement is anticipated to have no effect on the Company’s compensation expense for share-based payments in 2005 since no awards of equity instruments were made.

In July, 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 provides guidance on the threshold for recognizing the financial statement effects of a tax position. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial statements or results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principles requires, or permits, assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact that SAB 108 may have on our financial statements and do not believe the impact of the application of this guidance will be material.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is a shell corporation with no operations or income. On January 31, 2006, the Company completed its Plan of Reorganization with Spectral Molecular Imaging, Inc., and the Company no longer exists for accounting purposes.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0)%
Valuation reserve	34.0%

Total	— %

As of December 31, 2005, the Company has a net operating loss carryforward of $190 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved.

NOTE 4 - FIXED ASSETS

The Company does not own or lease fixed assets. There were no fixed asset additions or deletions during the year ended December 31, 2005. The Company recorded no depreciation expense for the year ended December 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. The Company’s office services are provided without charge by its current Chief Executive Officer. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 6 - STOCKHOLDERS’ EQUITY

There were 825,124 shares of common stock outstanding on December 31, 2005. On July 1, 2005, the Company issued 50,004 shares of common stock to William Patridge, its Chief Executive Officer. The shares were issued in connection with the Agreement and Plan of Reorganization described in Note 1 and Mr. Patridge’s agreement to fund certain expenses of the Company incurred in connection with the transaction contemplated by the foregoing Agreement and Plan of Reorganization.

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

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Balance Sheets

As of December 31, 2005

	Optical Historical(1)	Spectral Historical(2)	Pro Forma Adjustments(3)	Financing Adjustments(4)	Optical Pro Forma
	(unaudited)
Assets
Current assets:
Cash	$—	$30,538	$—	$1,400,000	$1,430,538
Restricted Cash	—	1,325,000	—	(1,325,000)	—
Other assets	—	1,200	—	—	1,250

Total current assets	—	1,356,738	—	75,000	1,431,738

Property and equipment, net	—	40,000	—	—	40,000
Other assets	—	2,500	—	—	2,500

Total assets	$—	$1,399,238	$—	$75,000	$1,474,238

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$15,142	$—	$—	$15,142
Accounts payable – shareholders	—	—	—	—	—
Subscription payable	—	1,325,000	—	(1,325,000)	—
Accrued liabilities	—	38,834	—	—	38,834

Total current liabilities	—	1,378,976	—	(1,325,000)	53,976

Other liabilities	—	—	—	—	—

Commitments and contingencies	—	—	—	—	—

Shareholders’ equity:
Common stock	190	7,147	(190)	1,400	8,547
Additional paid in capital	—	270,860	—	1,398,600	1,669,460
Deficit accumulated during the development stage	(190)	(257,745)	190	—	(257,745)

Total shareholders’ equity	—	20,262	—	1,400,000	1,477,950

Total liabilities and shareholders’ equity	$—	$1,399,238	$—	$75,000	$1,474,238

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Year Ended December 31, 2004

	Optical Historical(5)		Spectral Historical(6)	Pro Forma Adjustments	Financing Adjustments	Optical Pro Forma
Revenues	$—		$—	$—	$—	$—

Expenses:
In process research and development	—		5,522	—	—	5,522
General and administrative	—		6,219	—	—	6,219

Total expenses	—		11,741	—	—	11,741

Loss before income taxes	—		(11,741)	—	—	(11,741)

Income taxes	—		—	—	—	—

Net loss	$—		$(11,741)	$—	$—	$(11,741)

Weighted average number of shares:
Basic and diluted	774,961	(7)				9,321,561 (8)

Earnings (loss) per share:
Basic and diluted	$—					$—

Pro Forma Optical Molecular Imaging

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Year Ended December 31, 2005

	Optical Historical(9)		Spectral Historical(10)	Pro Forma Adjustments	Financing Adjustments	Optical Pro Forma
	(unaudited)
Revenues	$—		$—	$—	$—	$—

Expenses:
In process research and development	—		152,760	—	—	152,760
Merger costs	—		39,118	—	—	39,118
General and administrative	—		54,126	—	—	54,126

Total expenses	—		246,004	—	—	246,004

Loss before income taxes	—		(246,004)	—	—	(246,004)

Income taxes	—		—	—	—	—

Net loss	$—		$(246,004)	$—	$—	$(246,004)

Weighted average number of shares:
Basic and diluted	791,628	(11)				9,338,228	(12)

Earnings (loss) per share:
Basic and diluted	$—					$(0.03)

Pro Forma Optical Molecular Imaging

Notes to the Unaudited Condensed Combined Pro Forma Financial Statements

1.	This column represents the historical financial position of Optical as of December 31, 2005.

2.	This column represents the historical financial position of Spectral as of December 31, 2005.

3.	These adjustments reflect the elimination of Optical’s shareholders’ equity accounts.

4.	These adjustments represent the issuance of $1,400,000 of Spectral common stock in January 2006.

5.	This column represents the results of operations of Optical for the year ended December 31, 2004.

6.	This column represents the results of operations of Spectral for the period from February 25, 2004 (date of inception) to December 31, 2004.

7.	Optical effected an approximately 0.00434 for 1 reverse stock split of its common stock, which resulted in its having approximately 774,961 weighted average number of shares outstanding.

8.	Pro forma per share data are based on the number of shares of Spectral common stock that would have been outstanding had the merger with Optical and the $1,400,000 private placement by Spectral taken place. Optical issued 8,546,600 shares in connection with the Spectral.

9.	This column represents the results of operations of Optical for the year ended December 31, 2005.

10.	This column represents the results of operations of Spectral for the year ended December 31, 2005.

11.	Optical effected an approximately 0.00434 for 1 reverse stock split of its common stock, which will resulted in its having approximately 791,628 weighted average number of shares outstanding.

12.	Pro forma per share data are based on the number of shares of Spectral common stock that would have been outstanding had the merger with Optical and the $1,400,000 private placement by Spectral taken place. Optical issued 8,546,600 shares in connection with the Spectral.

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (2)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (2)

10.1	Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.2	Amendment No. 1 dated as of November 2, 2004 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.3	Amendment No. 2 dated as of October 20, 2005 to the Assignment and License Agreement dated as of November 1, 2004 among Spectral Molecular Imaging, Inc., ChromoDynamics, Inc., Dr. Daniel Farkas and certain other individuals specified in said agreement.* (2)

10.4	License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University.* (2)

10.5	Amendment No. 1 dated November 9, 2005 to the License Agreement dated as of September 29, 2005 between Spectral Molecular Imaging, Inc. and Carnegie Mellon University. (2)

10.6	2006 Equity Incentive Plan of the Registrant. (2)

10.7	Form of Stock Option Agreement for the Registrant’s 2006 Equity Incentive Plan. (2)

10.8	Employment Agreement with Dr. Daniel L. Farkas dated April 22, 2005. (2)

Ex - 1

Exhibit No.	Description
10.9	Employment Agreement with David Wohlberg dated April 22, 2005. (2)

10.10	Employment Agreement with C. Kirk Peacock dated May 16, 2005. (2)

21.1	List of the Registrant’s subsidiaries. (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the SEC. The omitted portions of the exhibit have been separately filed by us with the SEC.
**	Filed with this Annual Report on Form 10-KSB/A (Amendment No. 2).
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Ex - 2