Form 10KSB
period 2006-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2007-04-02
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer’s revenues for its fiscal year ended December 31, 2006: $0

Aggregate market value of the common stock held by non-affiliates of the Issuer as of March 13, 2007 was approximately $12,426,516.

There were 8,999,779 shares of the Company’s common stock outstanding on March 13, 2007.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc. and Patco Industries, Ltd., and, unless the context indicates otherwise, also include our former subsidiary, Spectral Molecular Imaging, Inc., a Nevada corporation, which we sold in September 2006.

“SAFE HARBOR” STATEMENT

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including the forward-looking statements made in this Annual Report, as well as those made in our other filings with the SEC.

All statements in this Annual Report, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis or Plan of Operation,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in this Annual Report under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis or Plan of Operation,” all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

ImmunoCellular Therapeutics, Ltd. is a development stage company that is seeking to develop and commercialize new cellular-based products to treat cancers and neurodegenerative disorders.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center to certain technology for use as cellular-based therapies, including dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications.

We will be funding a Phase I clinical trial of a vaccine product candidate for the treatment of brain tumors based on our dendritic cell-based technology that we anticipate will commence during the first half of 2007.

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. The estimated cost of completing the development of our current product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to complete our planned Phase I clinical trial and to fund our currently planned level of operations through at least approximately September 2008. We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations.

History

We filed our original Certificate of Incorporation with the Secretary of State of Delaware on March 20, 1987 under the name Redwing Capital Corp. On June 16, 1989, we changed our name to Patco Industries, Ltd. and conducted an unrelated business under that name until 1994. On January 30, 2006, we amended our Certificate of Incorporation to change our name to Optical Molecular Imaging, Inc. in connection with our merger on January 31, 2006 with Spectral Molecular Imaging, Inc. On November 2, 2006, we amended our Certificate of Incorporation to change our name to ImmunoCellular Therapeutics, Ltd. to reflect our disposition of our Spectral Molecular Imaging subsidiary and our acquisition of our cellular-based technology from Cedars-Sinai.

Our principal executive offices are located at 1999 Avenue of the Stars, 11th Floor, Los Angeles, California 90067, and our telephone number at that address is (310) 789-1213.

Technology and Proposed Products

Overview

At this stage, our strategy is to concentrate on the development of cell-based vaccine products that could bolster the body’s natural tendency through its immune system to defend itself against malignant brain tumors. Dendritic cells (human derived cells responsible for antigen processing and presentation to the immune system) play a central role in the body’s immune response. They trigger the systems that help the body fight infection or foreign bodies, by initiating a T cell or T lymphocyte response to the infection or foreign body. The dendritic cells do this by recognizing, processing and presenting foreign antigens to the T cells, which then effectuate the immune response. The goal of a cell-based vaccine is to (1) make use of and enhance the dendritic cell’s ability to trigger the T cell response and (2) to stimulate the dendritic cell to focus the T cell response to specifically target the cancer cells for destruction.

Even though dendritic cells can be very potent, they are usually not present in sufficient numbers to permit a sufficiently potent immune response to fight cancer. What is more, dendritic cells often do not react aggressively to malignant tumors; they do not treat the tumor as a foreign body that needs to be destroyed or neutralized. Dendritic cell therapy generally involves harvesting dendritic cells from a patient, then culturing and processing them in a laboratory to produce more numerous and effective dendritic cells. In the laboratory, the dendritic cells are cultured with specific antigens that are on tumor cells to enable the dendritic cells to recognize cancer cells as targets for attack. When the newly cultured dendritic cells are injected back into the patient, they seek out remaining tumor cells and signal the T cells to destroy them.

Lead Cancer Vaccine Therapy Product Candidate for Brain Tumors

The high rate of mortality of patients diagnosed with brain cancers and in particular with glioblastoma multiforme (the most lethal and devastating form) is driving the scientific community to discover and develop improved treatments that could increase the survival time and enhance the quality of life of patients. Of the approximately 19,000 cases of malignant brain and spinal cord tumors that are diagnosed each year in the United States, there currently is no satisfactory treatment, and the two-year survival rates are only in the range of 26%. Neither surgery, radiation nor anti-cancer drugs, the standard treatment modalities, have shown to date any prospect of meaningful extension of patients’ lives. We and others in the medical research community believe that immunotherapy has the potential, in the not too distant future, to be teamed with other treatment modalities to become an integral part of mainstream medical practice in the treatment of patients with brain tumors.

Dr. John Yu, our Chairman of the Board and Director of Surgical Neurooncology at the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai, has previously completed two clinical trials at Cedars-Sinai prior to his association with our company using dendritic cells loaded with tumor lysates derived from the patient’s cancer to generate an immune response against intracranial tumors. The result of these early studies preliminarily demonstrated the safety of dendritic cell vaccination as well as biological efficacy in generating specific anti-tumor T cell responses. Based upon some additional pre-clinical research, Dr. Yu and his Cedars-Sinai team have developed what they believe could be a new, improved dendritic cell-based therapeutic vaccine. This vaccine has not yet undergone tests in humans.

Current treatment of glioblastoma multiforme and other brain cancers involves a combination of surgery, radiation treatment, and chemotherapy. A significant issue with chemotherapy is that even as the chemicals become more powerful and more specifically targeted at a tumor’s DNA, the tumor’s cells may “outmaneuver” the chemotherapy by mutating or otherwise repulsing the attack. However, by combining chemotherapy with a cell-based immunotherapy treatment regimen, it appears that this could potentially enhance chemotherapy sensitivity and thereby improve patient treatment.

In a number of laboratory and clinical trials, dendritic cell immunotherapy has succeeded in eliciting an immune response against brain tumor cells, but without achieving significant improvement in length of survival. Similarly, chemotherapy, even using agents specifically designed to attack the DNA of tumor cells and prevent their replication, becomes ineffective as the tumor cells develop drug resistance.

By combining chemotherapy and immunotherapy in a “two wave” approach, we believe that more promising results may be achievable. This would combine a first wave of a dendritic cell-based vaccine that is specifically formulated using highly immunogenic tumor antigens designed to destroy tumor cells and their ability to mutate, followed by a second wave of chemotherapy targeted against the remaining cancer cells that have had their ability to mutate significantly impaired or destroyed by the vaccine.

Our lead product candidate is a new dendritic cell-based therapeutic vaccine that consists of a number of specific tumor antigens which, when loaded onto the dendritic cells, are expected to stimulate the body’s T cells to target only these specific proteins on the patient’s tumor cells. This product candidate is an intradermal dendritic cell-based therapeutic vaccine that we plan to use with chemotherapy concomitantly or subsequent to conventional therapy in patients with first diagnosed or recurrent glioblastoma.

We will be funding a Phase I clinical trial with our lead product candidate that we anticipate will commence during the first half of 2007 at Cedars-Sinai. The investigational new drug application (“IND”) for this trial was originally submitted to the United States Food and Drug Administration (“FDA”) as a physician IND by Dr. John Yu. Since Dr. Yu subsequently became our Chairman of the Board, he will not be the investigator in this Phase I trial and will transfer the IND to another physician at Cedars-Sinai. We intend to subsequently have ownership of this IND transferred to our company. The primary objective of this first in human trial with our product candidate, which we anticipate will include a maximum of 25 patients and take approximately 12-18 months to complete, will be to evaluate safety, feasibility, dose limiting toxicity and an indication of an appropriate immune response. This trial may also give us some indication of the potential of increasing the sensitivity of brain tumors to chemotherapy through use of this therapy.

Multidrug resistance is a serious problem for patients associated with chemotherapy for cancers. Dr. Yu has included in our new vaccine formulation TRP2, a tumor associated protein. Dr. Yu characterized TRP2, which is expressed in glioblastoma cells, as a unique target molecule for tumor lysate vaccination that is a highly immunogenic tumor antigen and is also associated with chemotherapy resistance. He has previously demonstrated an important mechanism whereby targeting TRP2 with dendritic cells could make brain tumors more susceptible to chemotherapeutic agents. Dr Yu further has demonstrated the important role of TRP2 in the important synergy between chemotherapy and immunotherapy.

We will be seeking in the future the assistance of outside expert providers to manufacture our biological product candidate in compliance with cGMP (the FDA’s regulations governing good manufacturing practices) so as to make available enough clinical grade material for the future clinical development of this product candidate. We also have retained an FDA regulatory affairs consultant to assist us in planning and coordinating our pre-clinical and clinical development activities. Dr. Yu also has received two separate IND’s from the FDA to study dendritic cell vaccination along with temozolomide (Temodar), the most utilized anti-brain cancer drug, and separately with gliadel biodegradable wafer-based intracranial chemotherapy. These studies, if conducted, would be sponsored by third parties who are not associated with our company.

Development of Additional Products and Technology

Dr. Yu’s laboratory at Cedars-Sinai was instrumental in identifying the cancer stem cells in glioblastoma. The characterization of cancer stem cells from glioblastoma has provided an opportunity to study the etiology of this dreaded disease and to be engaged in the development of product candidates that would be able to target the cancer stem cells which are believed to be responsible for the initiation and maintenance of glioblastoma. We intend to continue, initially in a preclinical setting, the preliminary important development work started by Dr. Yu for a vaccine that could kill glioblastoma cancer stem cells.

The customized/personalized therapeutic approach of our lead product vaccine candidate can potentially be applicable to other types of cancers and other neurological disorders such as stroke, ALS and Parkinson’s disease.

Cedars-Sinai License Agreement

In November 2006, we entered into a license agreement with Cedars-Sinai under which we acquired an exclusive, worldwide license to our technology for use as cellular therapies, including dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications, and the term of the license will be until the last to expire of any patents that are issued covering this technology.

As an upfront licensing fee, we issued Cedars-Sinai 694,000 shares of our common stock and paid Cedars-Sinai $62,000. Additional specified milestone payments will be required to be paid by us to Cedars-Sinai when we initiate patient enrollment in our first Phase III clinical trial and when we receive FDA marketing approval for our first product.

We have agreed to pay Cedars-Sinai specified percentages of all of our sublicensing income and of our gross revenues from sales of products based on the licensed technology, subject to a reduction if we must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain our rights to the licensed technology, we must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008.

Intellectual Property

We have acquired exclusive worldwide rights from Cedars-Sinai to the inventions described below. Our lead product candidate and any future product candidates are currently covered by provisional patent applications that have been filed in the United States:

•

“Dendritic Cell Vaccine Comprising Tumor Associated Antigen TRP-2 to Treat Cancer or to Induce a Cancer’s Sensitivity to Chemotherapy and Methods of Producing and Using Same.” U.S. provisional patent application No. 60/821,385 was filed August 3, 2006, and relates to a dendritic cell-based vaccine for use against tumors. Patent applications are pending in the U.S., Europe and Japan for related intellectual property on the use of dendritic cell-based vaccines to sensitize patients to chemotherapy; these are titled “System and Method for the Treatment of Brain Tumors” and are based on International PCT Patent Application No. PCT/US04/034761.

•

“Cancer Vaccine Including Dendritic Cells Loaded with Tumor-Associated Antigens.” U.S. provisional patent application No. 60/827,260 was filed September 28, 2006 and relates to a vaccine including dendritic cells loaded with tumor-associated antigens.

•

“Cancer Vaccine Including Antigens Obtained From Cancer Stem Cells.” U.S. provisional patent application No. 60/826,955 was filed September 26, 2006 and relates to a vaccine including dendritic cells loaded with antigens obtained from cancer stem cells.

•

“Use of COX-2 Inhibitors to Prevent T-Cell Anergy Induced by Dendritic Cell Therapy.” U.S. patent application No. 10/598,486 was filed October 5, 2004, and relates to the use of COX-2 inhibitors in combination with a therapeutic dendritic cell vaccine for treating cancer.

•

“Intratumoral Delivery of Dendritic Cells.” Patent rights based on International PCT Patent Application No. PCT/US2004/001612 are pending in Europe and South Korea for intellectual property on the treatment of a tumor by administering dendritic cells either directly into the tumor or into its surrounding tissue.

Employees

We do not have any full-time employees. Our President spends more than one-half of his time on our affairs and our Chairman of the Board and Chief Financial Officer work part-time for us.

Competition

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

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our lead product candidate or any future product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors), and other companies may also be developing vaccines of this type.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our lead product candidate or any future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

Our competitive position will be significantly impacted by the following factors, among others:

•	our ability to obtain FDA marketing approval for our product candidates on a timely basis

•	the level of acceptance of our products by physicians, compared to those of competing products or therapies

•	our ability to have our products manufactured on a commercial scale

•	the effectiveness of sales and marketing efforts on behalf of our products

•	our ability to meet demand for our products

•	our ability to secure insurance reimbursement for our products candidates

•	the price of our products relative to competing products or therapies

•	our ability to recruit and retain appropriate management and scientific personnel

•	our ability to develop a commercial scale research and development, manufacturing and marketing infrastructure either on our own or with one or more future strategic partners.

Government Regulation

The United States and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The United States Food and Drug Administration, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, regulates pharmaceutical and biologic products.

To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy for the intended indication as well as detailed information on the manufacture and composition of the product candidate. In most cases, this will require extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA involve significant time and expense. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the therapeutic claims and commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing of our products.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug application (“IND”), must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

After the IND becomes effective, a company may commence human clinical trials. These are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase I trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase II trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application (“NDA”) or, in the case of a biologic, like dendritic cell-based vaccines for neurological disorders, a biologics license application (“BLA”).

The amount of time taken by the FDA for approval of an NDA or BLA will depend upon a number of factors, including whether the product candidate has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. The FDA has committed to reviewing standard BLAs in 10 months and priority BLAs in six months, but the actual time it takes to review any BLA that we may file could be substantially longer.

The FDA may, during its review of an NDA or BLA, ask for additional test data that may require the conduct of additional clinical trials. If the FDA does ultimately approve the product candidate for marketing, it may require post-marketing testing to monitor the safety and effectiveness of the product. The FDA also may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

The FDA may, in some cases, confer upon an investigational product the status of a fast track product. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. The FDA can base approval of an NDA or BLA for a fast track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast track product before the sponsor completes the application.

We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s cGMP, which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. We must ensure that any third-party manufacturers continue to comply with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse patient experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and United States Federal Trade Commission requirements, which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. We also will be subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. In addition, we will be subject to various laws and regulations governing laboratory practices and the experimental use of animals. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of product approvals, seize or recall products, and deny or withdraw approvals.

We also will be subject to federal regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal and state regulatory statutes, and may in the future be subject to other federal, state or local regulations.

GLOSSARY OF TERMS

Antibody:	any of a large body of proteins normally present in the body or produced in response to an antigen that it neutralizes, thus producing an immune response.

Antigen:	any substance that when introduced into the body can stimulate the production of antibodies and combine specifically with them.

Cellular differentiation:	the process by which a cell becomes specialized in order to perform a specific function.

Cytokine:	any of a class of immunoregulatory proteins (such as interleukin, tumor necrosis factor, and interferon) that are released by cells of the immune system and act as intercellular mediators in the generation of an immune response. Also called chemokine.

Dendritic cell:	a highly specialized white blood cell found in the skin, mucosa and lymphoid tissues that initiates a primary immune response by activating lymphocytes and secreting cytokines.

DNA:	a nucleic acid that carries the genetic information in the cell and is capable of self-replication and synthesis of RNA, which determines protein synthesis and the transmission of genetic information.

Immunogenic:	capable of inducing an immune response.

Lymphocyte:	any of various white blood cells, including B cells and T cells, that function in the body’s immune system by recognizing and deactivating antigens. B cells act by stimulating the production of antibodies. T cells contain receptors on their cell surfaces that are capable of recognizing and binding to specific antigens. Lymphocytes are found in the lymph nodes and spleen and circulate continuously in the blood and lymph.

Lysate:	the cellular debris and fluid produced by the disintegration of a cell resulting from the destruction of its membrane by a chemical substance, especially an antibody or enzyme.

Stem cell:	an unspecified cell that upon division replaces its own numbers and also gives rise to cells that differentiate further into one or more specialized cell type.

T cell:	any of several closely related lymphocytes, developed in the thymus, which circulate in the blood and lymph and orchestrate the immune system’s response to infected or malignant cells.

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

We are a recently formed development-stage company that has not yet conducted any significant research and development activity. There can be no assurance that we will be able to satisfactorily develop the dendritic cell-based cancer vaccine technology, which we recently acquired, and to market our proposed product candidates or that our proposed product candidates will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any revenues to date, and we do not expect to generate any such revenues for a number of years.

Our lead product candidate for the treatment of brain tumors is in an early stage of development, has not yet been subjected to human testing and will require extensive testing and regulatory marketing approvals before commercialization. Our dendritic cell-based vaccine technology initially will be our sole platform technology and our commercial prospects will be heavily dependent on the outcome of the clinical trials for our lead product candidate. We do not have any full-time employees, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our lead product candidate or any future product candidates;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our lead product candidate or any future product candidates;

•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;

•

establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our lead product candidate or any future product candidates; and

•	market our lead product candidate or any future product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

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

We believe that our existing cash balances will be sufficient to complete our planned Phase I clinical trial and to fund our currently planned level of operations until at least approximately September 2008. We will need significant funding to carry out all of our planned development work on our lead product candidate and future product candidates and to expand the scope of our operations (including seeking to employ a CEO and additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our lead or any future product candidates could be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. Our common stock has recently commenced trading under a new symbol (IMUC), but the volume and frequency of such trading has been limited to date. There can be no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels. We currently contemplate seeking SBIR or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. We have not yet submitted any requests for these grants, the competition for obtaining these grants is intense and there can be no assurance that we will secure any grant funding on a timely basis or at all.

Our access to Dr. Yu’s research laboratory at Cedars-Sinai may be limited.

We are heavily dependent upon Dr. John Yu, both for past research and as we develop our lead product candidate or any future product candidates. His laboratory at Cedars-Sinai has been financed in part by Cedars-Sinai (which is the licensor of our cellular-based therapy technology) and the National Institutes of Health (“NIH”). Cedars-Sinai or the NIH or other governmental agencies could promulgate new rules and regulations that might interfere with our product development or ownership rights if we wish to access on a contractual basis Dr. Yu’s laboratory at Cedars-Sinai in connection with our research and development activities.

Our lead product candidate and any future product candidates will be based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, the FDA has limited experience with dendritic cell-based therapeutics, and the pathway to regulatory approval for our lead product candidate or any future product candidates may accordingly be more complex and lengthy than the pathway for new conventional drugs. In addition, the manufacture of biological products, including dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

In addition, our product candidates may cause undesirable side effects. Results of preclinical research with our lead or any future product candidates or clinical results with formulations used in earlier trials that are similar but not identical to our lead product candidate formulation may not be indicative of the results that will be obtained in later stages of preclinical or clinical research on our product candidates. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because dendritic cells represent a new form of therapy, the marketplace may not accept any products we may develop. If we do succeed in developing products, we will face many potential obstacles, such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks, such as product liability claims.

Because of the early stage of development of our lead product candidate, we do not know if we will be able to generate data that will support the filing of a biologics license or new drug application for this product candidate or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of this product candidate or the development of any of our any future product candidates. Delays in clinical trials could reduce the commercial viability of our lead product candidate and any future product candidates.

We are required to pay substantial royalties under our license agreement with Cedars-Sinai, and we must meet certain milestones to maintain our license rights.

Under our license agreement with Cedars-Sinai for our cellular-based therapy technology, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the Cedars-Sinai license agreement, we will need to meet certain specified milestones in the development of our product candidate and in the raising of funding, and there is no assurance that we will be successful in meeting these milestones on a timely basis or at all.

Before we can market our lead product candidate or any future product candidates, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Our lead product candidate and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high and no dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing. The FDA may require additional pre-clinical work for our lead product candidate, which could necessitate significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for this vaccine. The formulation of our lead product candidate has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this vaccine product candidate.

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

Any delay or failure in our clinical trial program and in obtaining required approvals would have a material adverse effect on our ability to generate revenues from the particular product. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

Our lead product candidate and any future product candidates may not be eligible for Orphan Drug status.

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. Although another investigational dendritic cell-based brain tumor vaccine being developed by another company has received orphan drug status, we may seek orphan drug status for our brain tumor vaccine product candidate or any future product candidates if we believe they meet the eligibility criterion for this status. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

The Fast Track designation for development of our lead product candidate or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidate will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our lead brain tumor vaccine candidate or any future product candidates, but there can be no assurance that the FDA will grant this status to any of our proposed product candidates.

Because our lead product candidate represents and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third party reimbursement coverage and the commercial potential of our product candidates.

There can be no assurance that the approaches offered by our lead product candidate or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our lead product candidate or any future product candidates. Since our lead product candidate and our any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our lead product candidate or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially, adversely affect the value of our common stock.

Other factors that are presently unknown to us that we believe will materially affect market acceptance of our lead product candidate or any future product candidates include:

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

Although we are not utilizing embryonic stem cells, adverse publicity due to the ethical and social controversies surrounding the use of such cells or any adverse reported side effects from any dendritic or other cell therapy clinical trials or to the failure of such trials to demonstrate that these therapies are efficacious could materially, adversely affect our ability to raise capital or recruit managerial or scientific personnel or obtain research grants.

As an early stage small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, we will be at a significant competitive disadvantage.

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

Most of the companies with which we compete have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases including brain cancers that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience and expertise in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our lead product candidate or other future potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cellular and stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors), and other existing and new companies that may enter the field, may also be developing vaccines of this type.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our lead product candidate or any future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, also can be expected to compete with us in recruiting qualified scientific personnel.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our lead product candidate or any future product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our lead product candidate or any future product candidates, and do not have the capability and resources to manufacture, market or sell our lead product candidate or any future product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. Accordingly, we will seek to enter, at the appropriate time, into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have not yet identified or entered into discussions with any company for any strategic alliances or other licensing or contract arrangements. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product is delayed or sales of an approved product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates could be delayed or terminated.

To the extent that we rely on third party individuals or other companies to manage the day-to-day conduct of our clinical trials and to manufacture, sell or market our lead product candidate or any future product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we might utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our lead product candidate and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our lead product candidate and any future product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our lead product candidate or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The very nature of the product may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, Institutional Review Board, or the Institutional Biosafety Committee; which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee may stop a trial or deem a product unsafe to continue testing. This may have significant negative repercussions on the value of the product and may have negative repercussions on the company and on the shareholders.

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

Our ability to compete successfully will depend significantly, on our ability to defend patents that may have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others or others infringing on our proprietary rights. Although our licensor has filed applications relative to our cancer vaccine technology, we are responsible going forward to prosecute these patent applications, we do not currently own or have licensed rights to any issued patents, and there is no guarantee that these patent applications will lead to issued patents.

Even if we are able to obtain patent protection for our lead product candidate or any future product candidates, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties or protect us against our infringement of the proprietary rights of third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources. Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves as our Chairman of the Board, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights.

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

The manufacture, use or sale of our lead product candidate or any future product candidates may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

Should third parties patent specific cells, systems, receptors, or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy field, we anticipate that many parties will be seeking patent rights for many cellular technologies and that licensing and cross licensing of these rights among various competitors may arise. It may be necessary for us to license certain rights from others for their technologies so that we can develop our lead product candidate or any future product candidates, but we may not be able to do so on attractive terms or at all. Cedars-Sinai has previously granted another institution rights to the use of certain peptide materials that we may seek to incorporate into one or more of our cellular-based therapy product candidates. We may be required to obtain a license from that other institution if we wish to use these materials. If we are unable to obtain this license, we would be required to develop vaccine products without the potential enhanced benefits that could be provided by these materials.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our lead product candidates or any future product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our lead product candidate or any future product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm to us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

We will be dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We do not have any full-time management personnel. We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board. We do not currently maintain key man life insurance on Dr. Yu, and the loss of his services would materially, adversely affect our business.

We plan to expand the scope of our operations, and therefore, we will need to obtain the full-time services of a Chief Executive Officer. Competition for such a person is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

The market success of our lead product candidate and any future product candidates will be dependent in part upon third-party reimbursement policies that have not yet been established for our product candidates.

Our ability to successfully commercialize and penetrate the market for our lead product candidate and any future product candidates is likely to depend significantly on the availability of reimbursement for our lead product candidate or any future product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow the price of our product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products, which currently is reimbursable, they may be unwilling to use our product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly-approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our lead proposed product candidate and any future product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

We may be subject to product liability and other claims that could have a material negative effect on our operations and on our financial condition.

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our proposed lead product candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities. There can be no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for any of the trials for our proposed lead product candidate or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

We may encounter delays and difficulties in the development of technologies or operations of any other businesses we may acquire.

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

You may have difficulty selling our shares because they are deemed “penny stocks.”

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

As of March 1, 2007, our directors and executive officers and their affiliates beneficially owned approximately 64% of our outstanding common stock. Dr. John Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name three of our directors, may be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Potential conflicts of interest could arise for certain members of our management team in the performance of their services for us.

Dr. John Yu, our Chairman of the Board, and Dr. Keith Black, the Chairman of our Scientific Advisory Board, are full-time employees of Cedars-Sinai, which owns shares of our common stock and where we plan to conduct certain research and development work. Potential conflicts of interest could arise as a result, including for Dr. Yu and Dr. Black in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Sanford Hillsberg, one of our directors, and David Wohlberg, our President and Chief Operating Officer, are a member and of counsel, respectively, of Troy & Gould Professional Corporation, which owns shares of our common stock and performs certain legal services for us. Potential conflicts of interest could arise as a result, including for Mr. Hillsberg in performing services for us and for Troy & Gould, in establishing the terms under which Troy & Gould provides services for us, and in Troy & Gould conducting work for us.

Substantial sales of our common stock could cause our common stock price to fall.

Currently approximately 6,582,624 shares of our common stock are eligible to be sold in the public market under Rule 144 of the Securities Act. Following the effectiveness of a registration statement that we filed with the SEC in February 2007, 8,199,779 shares of our currently outstanding shares of common stock and another 9,393,424 shares of our common stock issuable upon exercise of warrants and options will be eligible to be sold pursuant to that registration statement or Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this report.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently maintain our corporate office in Los Angeles, California under a month-to-month lease at a monthly rental rate of $100. We do not lease or own any other real property.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By a Written Consent of a Majority of the Stockholders, dated October 30, 2006, stockholders owning 65% of the outstanding shares of our common stock voted to change the name of our company from Optical Molecular Imaging, Inc. to ImmunoCellular Therapeutics, Ltd. and to increase the number of shares available for grant under our 2006 Equity Incentive Plan from 1,000,000 shares to 1,500,000 shares.

By a Written Consent of a Majority of the Stockholders, dated November 13, 2006, stockholders owning 53% of the outstanding shares of our common stock approved an Agreement, a Securities Purchase Agreement and a Stock Option Agreement between Dr. John Yu and our company whereby Dr. Yu assigned his royalty interest in the cellular-based technology to Cedars Sinai to facilitate Cedar-Sinai’s license of that technology to us under a License Agreement, for which assignment Dr. Yu was granted an option to purchase 150,000 shares of our common stock and an option to purchase 5,783,424 shares of our common stock in consideration for Dr. Yu agreeing to serve as our Chief Scientific Officer on a part-time basis for one year Both options have an exercise price of $1.00 per share, a term of ten years and were fully vested upon grant.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since December 7, 2006, under the symbol “IMUC.” Our common stock had been listed since August 18, 2006 on the OTC Bulletin Board over-the-counter market under the symbol “OPMO,” and before that was listed in the over-the-counter market under the symbol “PCOI” and “PCOI.PK.”

There was little or no trading in our common stock prior to our merger with Spectral Molecular Imaging in January 2006, and there has only been very limited trading since then. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
March 31, 2006(1)	—	—
June 30, 2006(1)	—	—
September 30, 2006(1)	—	—
December 31, 2006	2.00	1.00
January 1, 2007 through March 1, 2007	2.50	0.85

(1)	To our knowledge, trading activity first commenced during the calendar quarter ended December 31, 2006.

Stockholders

As of March 1, 2007, there were approximately 226 holders of record of our common stock, not including any persons who hold their stock in “street name.”

Dividend Policy

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In December 2006 we issued 10,062 shares of our common stock pursuant to the exercise of a stock option by Dr. Daniel L. Farkas. The issuance of the shares in exchange for a cash payment of $3,522 was exempt from registration pursuant to the exemption provided by Section 4(2) under the Securities Act.

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

Overview

On January 31, 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. In May 2006, we decided to suspend our research and development activities on Spectral Molecular Imaging’s spectral imaging technology, and on September 11, 2006, we sold all of the outstanding capital stock of Spectral Molecular Imaging to Dr. Daniel Farkas, a co-founder of Spectral Molecular Imaging and inventor of its technology.

On September 15, 2006, we entered into a binding Memorandum of Agreement with Cedars-Sinai Medical Center to acquire an exclusive, worldwide license for a cellular-based therapy technology that we will be developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We completed the acquisition of this technology license from Cedars-Sinai on November 17, 2006. We will be funding a Phase I clinical trial of a vaccine product candidate for the treatment of brain tumors based on this technology that we anticipate will commence during the first half of 2007.

We currently do not conduct any business other than planning and preliminary development activities relating to our cellular-based therapy technology.

Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this prospectus and the description of our results of operations and financial condition, reflect the operations of Spectral Molecular Imaging.

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new cellular-based products to treat cancers and neurodegenerative disorders.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property and have not generated any revenues. As a result, we have incurred operating losses and, as of December 31, 2006, we have an accumulated deficit of $5,410,458. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

We will be funding a Phase I clinical trial of a vaccine product candidate for the treatment of brain tumors based on our dendritic cell-based technology that we anticipate will commence during the first half of 2007.

For additional information about our plan of business operation, see Item 1 of this Annual Report, entitled “Description of Business.”

Revenues

We had no revenues during the twelve months ended December 31, 2005 or during the twelve months ended December 31, 2006. We incurred a net loss of $246,004 for the twelve months ended December 31, 2005, and a net loss of $5,152,713 for the twelve months ended December 31, 2006. We do not expect to generate any operating revenues during 2007.

Expenses

General and administrative expenses for the twelve months ended December 31, 2005 and for the twelve months ended December 31, 2006 were $54,126 and $459,263, respectively. Research and development expenses for the twelve months ended December 31, 2005 and for the twelve months ended December 31, 2006 were $152,760 and $772,200, respectively. We also had $4,797,645 of non-cash expense for the twelve months ended December 31, 2006. We expect both our general and administrative as well as our research and development expenses to increase substantially during 2007 as compared to prior periods.

Liquidity and Capital Resources

As of December 31, 2006, we had working capital of $966,962, compared to a negative working capital of $22,238 on December 31, 2005.

The estimated cost of completing the development of our current product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to complete our planned Phase I clinical trial and to fund our currently planned level of operations through at least approximately September 2008, although there is no assurance that such proceeds will be sufficient for this purpose.

We do not have any bank credit lines. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of December 31, 2006, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the period from February 25, 2004 to December 31, 2006 included in this Annual Report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During 2006, 2005 and 2004, we recorded an expense of $772,200, $152,760 and $5,522, respectively, related to research and development activities.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in our consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under this transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

ITEM 7.	FINANCIAL STATEMENTS

Our consolidated financial statements and notes thereto and the related report of Stonefield Josephson, Inc. are attached to this Annual Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
John S. Yu, M.D.(2)	43	Chairman of the Board
David J. Wohlberg	53	President and Chief Operating Officer
C. Kirk Peacock	38	Treasurer and Chief Financial Officer
Sanford J. Hillsberg(2)	58	Director and Secretary
Robert L. Martuza, M.D.(2)	58	Director
Manfred Mosk, Ph.D.(2)	73	Director
Rudolph Nisi, M.D.(1)	73	Director
Jacqueline Brandwynne(1)	69	Director

(1)	Members of our Audit Committee
(2)	Members of our Compensation Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. Our Board of Directors has determined that all of our directors are independent directors as defined in the Nasdaq rules governing members of boards of directors. Under his current right to designate two other members of our Board of Directors, Dr. Yu designated Dr. Robert Martuza in December 2006 and Jacqueline Brandwynne in January 2007 to serve as two of our directors.

John S. Yu, M.D., Chairman of the Board (age 43)

Dr. Yu served as our Chief Scientific Officer and as a director from November 2006 to January 2007, when he became our Chairman of the Board. He is a member of the full-time faculty in the Department of Neurosurgery at Cedars-Sinai Medical Center. An internationally renowned neurosurgeon, Dr. Yu’s clinical focus is on the treatment of malignant and benign brain and spinal tumors. He is also conducting extensive research in immune and gene therapy for brain tumors. He has also done extensive research in the use of neural stem cells as delivery vehicles for brain cancers and neurodegenerative diseases. He was inducted into Castle and Connelly’s America’s Top Doctors in 2005. Dr. Yu has published articles in a number of prestigious journals, including The Lancet, Cancer Research, Cancer Gene Therapy, Human Gene Therapy, Journal of Neuroimmunology, Journal of Neurological Science and Journal of Neurosurgery. Dr. Yu earned his bachelor’s degree in French literature and biological sciences from Stanford University and spent a year at the Sorbonne in Paris studying French literature. He also pursued a fellowship in immunology at the Institut Pasteur in Paris. He earned his medical degree from Harvard Medical School and master’s degree from the Harvard University’s Department of Genetics. He completed his neurosurgical residency at Massachusetts General Hospital in Boston. In addition, he was a Neuroscience Fellow at the National Institutes of Mental Health in the Neuroimmunology Unit at Massachusetts General Hospital from 1988 to 1989 and was a Culpepper Scholar at the Molecular Neurogenetics Unit at that hospital from

1993 to 1995. His other honors include the Preuss Award, Joint Section on Tumors, American Association of Neurological Surgeons and Congress of Neurologic Surgeons in 1995. He received the Academy Award from the American Academy of Neurological Surgery at its 1996 annual meeting. Other honors include the Young Investigator Award from the Congress of Neurological Surgeons in 2000, the National Brain Tumor Foundation Grant in 2001, and the Mahaley Clinical Research award from the American Association of Neurological Surgeons in 2005.

David J. Wohlberg, President and Chief Operating Officer (age 53)

Mr. Wohlberg has served as our President and Chief Operating Officer since January 2006 on a part-time basis and as a director from January 2006 through November 2006, having served in these capacities on a part-time basis for our predecessor company from April 2005 until September 2006.

Mr. Wohlberg has been a business and legal advisor to emerging and high tech companies for over twenty years and is of counsel with Troy & Gould Professional Corporation. From 1997 to 2000, Mr. Wohlberg was a director of Sqribe Technologies, a business intelligence software company that was acquired by Brio Technologies. Currently, Mr. Wohlberg is a director of Look-Look, Inc., a youth culture information and research firm. Mr. Wohlberg serves on the Board of Directors of the Los Angeles Chapter of the Juvenile Diabetes Research Foundation and is Treasurer and Director of the Synagogue for the Performing Arts. Mr. Wohlberg is a graduate of the University of California at Santa Cruz and Yale Law School.

C. Kirk Peacock, Chief Financial Officer (age 38)

Mr. Peacock has served as our Chief Financial Officer on a part-time basis since January 2006 and previously served in that capacity from May 2005 until September 2006 for our predecessor company on a part-time basis. Mr. Peacock is a Certified Public Accountant and previously was Chief Financial Officer with CytRx Corporation, a ribonucleic acid interference and biopharmaceutical company focused on the development and commercialization of high-value human therapeutics from August 2003 through July 2004. Mr. Peacock has experience as Chief Financial Officer with several start-up companies including DigitalMed, Inc., a venture-backed subsidiary of Tenet Healthcare, and Ants.Com, Inc., a venture-backed company of Bertelsmann Ventures. Mr. Peacock was also a manager with a large, international accounting firm for a number of years. Mr. Peacock serves as a director on the Board of Directors and a member of the Audit Committee of Laird Norton Company LLC. Mr. Peacock is a graduate of Claremont McKenna College.

Jacqueline Brandwynne, Director (age 69)

Ms. Brandwynne has served as a director since January 2007. Since 1981, Ms. Brandwynne served as President and CEO of Brandwynne Corporation, which has co-founded and assisted in the development of several healthcare and biotech companies. Ms. Brandwynne is a business strategist with more than 25 years of experience working with companies such as American Cyanimid, Bristol Myers/Clairol, National Liberty Life, Seagram & Sons and Neutrogena. From 1974 to 1981 she was in charge of developing Citicorp’s global business strategy From 2000 to 2006, Ms. Brandwynne was a director of Microvision, Inc., a public company that develops sophisticated miniature displays. She has served in multiple advisory roles in several administrations, including as an Advisor to the Council of Economic Advisors, a member of the US Trade Representatives Services Policy Advisory Committee, a negotiator of the North American Trade Agreement, a participant in GATT negotiations and a member of The Committee on Critical Choices for America, and Chair of an Economic Summit at the White House. She currently serves on the boards of Pacific Union Bank, the Proteus Venture Biotech Fund and on several non-profit boards, including the Cedars-Sinai Health Systems Board of Governors and the California Institute of the Arts.

Sanford J. Hillsberg, Director and Secretary (age 58)

Mr. Hillsberg is a co-founder of our predecessor company and served on a part-time basis as its secretary and a director from its founding in 2004 until September 2006, and has served in those capacities on a part-time basis for us since January 2006. He has been an attorney with Troy & Gould Professional Corporation, a law firm in Los Angeles specializing in corporate and securities laws, since 1976. Troy & Gould served as counsel to our predecessor company and has served as our corporate legal counsel since January 2006. Mr. Hillsberg served from August 2004 to January 2006 as a director of Duska Therapeutics, Inc., a publicly traded biopharmaceutical company, and as Secretary on a part-time basis. Mr. Hillsberg also serves as Chairman of the Board of RXi Pharmaceuticals Corporation, a biopharmaceutical company, and as a director of Tempra Technology, Inc., a thermal research and development company. He previously served as a director and Vice President of Medco Research, Inc. Mr. Hillsberg is a member of the Board of Governors of Cedars-Sinai Medical Center and has also previously served as a Commissioner of the Quality and Productivity Commission of the City of Los Angeles. Mr. Hillsberg holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Harvard Law School.

Robert L. Martuza, M.D., Director (age 58)

Dr. Martuza has served as a director since December 2006. He has been Chief of Neurosurgery Service at Massachusetts General Hospital and Higgins Professor of Neurosurgery at Harvard Medical School since 2000. Dr. Martuza has held appointments at Massachusetts General Hospital and Georgetown University Hospital since 1980 and academic appointments at Harvard Medical School and Georgetown University also since 1980. Dr. Martuza is presently Director of the Pappas Center for Neuro-Oncology at Massachusetts General Hospital and on the Board of Trustees for the Massachusetts General Physicians Organization, Inc. Dr. Martuza currently serves on the Managed Care Committee, Executive Committee on Research, and General Executive Committee at the Massachusetts General Hospital. In addition, he serves as a Director of the American Board of Neurological Surgery; serves on the Board of Scientific Counselors at the National Institute of Neurological Disorders and Stroke; and is coordinating reviewer and serves on the Program Committee for the American Society of Gene Therapy. Dr. Martuza is a recognized authority on neurosurgery, has published numerous articles and books in the field of neurology and has 11 patents issued or pending involving cell therapy. Dr. Martuza has received many grants for research with major research interests in central nervous system tumors, neurofibromatosis, cancer therapy with viral vectors and molecular neurosurgery. Dr. Martuza holds a B.A. degree from Bucknell University and a M. D. from Harvard Medical School. Dr. Martuza was a post-doctoral fellow at Massachusetts General Hospital.

Manfred Mosk, Ph.D., Director (age 73)

Dr. Mosk served as our Non-Executive Chairman of the Board from November 2006 to January 2007 when he voluntarily stepped down and Dr. Yu became our Chairman of the Board. He continues to serve as a director of the Company. Dr. Mosk was a co-founder in 2004 and served as the Interim President on a part time basis until April 2005 and a director until November 2005 of our predecessor company. Dr. Mosk has been the President of Technomedics Management & Systems, Inc. (“Technomedics”), a privately held independent health care economics consulting firm, for more than the past five years. He currently serves on the Board of Directors of Oncotx, Inc., UCLA’s Jonsson Cancer Center Foundation, The University Kidney Disease Research Associates at USC and the Board of Governors at Cedars-Sinai Medical Center. Dr. Mosk previously served as the Non Executive Chairman of Duska Therapeutics, Inc. and on the Board of Directors of Arbios Systems, Inc., The College of Naturopathic Medicine and The California State University Foundation. Dr. Mosk was the co-founder, former President and CEO of Medco Research, Inc. He voluntarily retired from these positions in 1992 and later rejoined the Board and served again as a director for one year. Medco was subsequently acquired by King Pharmaceuticals, Inc. Under Dr. Mosk’s leadership Medco acquired licenses, raised funds, became a public company and developed the first ever approved and marketed adenosine based drug in the US. Dr. Mosk holds B.S., M.S. and Ph.D. degrees in business administration from The California State University and California Western University. Dr. Mosk is a member of a number of professional organizations including the International Society of Stem Cell Research, The New York Academy of Sciences, The National Association of Business Economists, The American Society of Health Economists and the International Society of Pharmacoeconomics and Outcomes Research.

Rudolph Nisi, M.D., Director (age 73)

Dr. Nisi served as a director of our predecessor company from April 2005 until September 2006 and as a director since January 2006. Mr. Nisi has been an Active Attending Physician at the Albert Einstein College of Medicine and Cardiology since 1981 and an Assistant Clinical Professor of Medicine at Albert Einstein College of Medicine since 1981. Dr. Nisi has held various positions at Westchester Square Medical Center of Internal Medicine and Cardiology including Active Attending Physician since 1963, Director of Medicine since 1975, Chief of Cardiology since 1975, Chairman of Medical Critical Care Unit since 1975, President of the Medical Board from 1977 to 1978, Chairman of the Board of Directors since 1983 and from 1976 to 1978, Chairman of the ER Committee since 1984, and Vice-President of Medical Affairs since 1993. From 1997 to the present Dr. Nisi has been Assistant Attending Physician at New York Hospital, Clinical Assistant Professor of Medicine at Cornell University Medical College, and since 2000 has been Assistant Dean at Weill Medical College. Dr. Nisi serves as a director of Tempra Technology, Inc. He served as a director of Duska Therapeutics, Inc. from August 2004 to February 2006. From 1980 to 1987, Dr. Nisi served as Chairman of the Board of Directors of Medco Research, Inc.

Committees of the Board

Our Board of Directors has established an Audit Committee consisting of Dr. Rudolph Nisi, as Chairman, and Jacqueline Brandwynne.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of our financial statements and reports;

•	the independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee appoints the outside auditors, reviews with the outside auditors the plans and results of the audit engagement, approves permitted non-audit services provided by our independent auditors and reviews the independence of the auditors. While each of the members of the Audit Committee has significant knowledge of financial matters, neither of the Audit Committee members has been designated as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-B of the Exchange Act. Given the limited nature of our business operations and financial statements, the Board of Directors believes that there is not currently a need to have an audit committee financial expert.

Our Board of Directors has established a Compensation Committee consisting of Dr. Manfred Mosk, as Chairman, and Dr. John Yu, Sanford Hillsberg and Dr. Robert Martuza. The Compensation Committee reviews, and makes recommendations to the full Board of Directors relating to, the compensation of our officers and directors, including our officers' annual salaries and bonuses and the terms and conditions of option grants to our officers and directors under our stock incentive plan.

Scientific Advisory Board

We have established a Scientific Advisory Board to assist our management in the areas of expertise of the members of our Scientific Advisory Board. Dr. Keith Black has been appointed the Chairman of our Scientific Advisory Board, and with Dr. Black we are in the process of identifying and recruiting other individuals to serve on this board.

Keith L. Black, M.D.

Dr. Black has served on our Scientific Advisory Board since January 2007. Dr. Black serves as Chairman of the Department of Neurosurgery and Director of the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai Medical Center . An internationally renowned neurosurgeon and scientist, Dr. Black joined Cedars-Sinai Medical Center in July 1997 and was awarded the Ruth and Lawrence Harvey Chair in Neurosciences in November of that year. Prior to joining Cedars-Sinai, Dr. Black served on the University of California, Los Angeles (UCLA) faculty for 10 years where he was a Professor of Neurosurgery. In 1992 he was awarded the Ruth and Raymond Stotter Chair in the Department of Surgery and was Head of the UCLA Comprehensive Brain Tumor Program.

Dr. Black serves on the editorial boards of Neurological Research, Gene Therapy and Molecular Biology, Neurosurgery Quarterly and Frontiers In Bioscience. He was on the National Institutes of Health’s Board of Scientific Counselors for Neurological Disorders and Stroke and was appointed to the National Advisory Neurological Disorders and Stroke Council of the National Institutes of Health from 2000 to 2004. He was also selected as a committee member of the California Institute for Regenerative Medicine Independent Citizens Oversight Committee from 2004-2006.

Dr. Black pioneered research on designing ways to open the blood-brain barrier, enabling chemotherapeutic drugs to be delivered directly into the tumor for which he received the Jacob Javits award from the National Advisory Neurological Disorders and Stroke Council of the National Institutes of Health in June 2000. Other groundbreaking research done by Dr. Black focused on developing a vaccine to enhance the body’s immune response to brain tumors, use of gene arrays to develop molecular profiles of tumors, the use of optical technology for brain mapping, and the use of focused microwave energy to noninvasively destroy brain tumors.

Dr. Black has published extensively and has five patents issued or pending. Dr. Black was featured on the cover of Time magazine in the Fall 1997 special edition “Heroes of Medicine” and was profiled in 1996 on the PBS program, The New Explorers, in an episode called “Outsmarting the Brain.”

Code of Ethics

Our Board of Directors adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, ImmunoCellular Therapeutics, Ltd., 1999 Avenue of the Stars, 11th Floor, Los Angeles, California 90067.

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

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2006 to David Wohlberg, our President and Chief Operating Officer. The information set forth below includes all compensation paid to Mr. Wohlberg by Spectral Molecular Imaging before its merger with us in January 2006. Our company did not pay any compensation to any officer for services in 2004 or 2005, and neither we nor Spectral Molecular Imaging paid any other person compensation that collectively exceeded $100,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Wohlberg President and Chief Operating Officer	2006	$16,734	(1)	—	—	$118,400	(3)	—	—	—	$135,134
	2005	—		—	—	33,105	(4)	—	—	—	33,105

(1)	Includes $2,000 per month for the period from May 1, 2006 through November 16, 2006 and $2,500 per month for the period November 17, 2006 through December 31, 2006 for services rendered us as President and Chief Operating Officer.
(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the named executive, in 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to Note 2 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.
(3)	Includes (i) a seven-year option to purchase 90,000 shares of our common stock granted October 30, 2006 at an exercise price of $1.00 per share, vesting upon grant, for services rendered as President and Chief Operating Officer from May 1, 2006 through October 29, 2006 and (ii) a seven-year option to purchase 95,000 shares of our common stock granted October 30, 2006, at an exercise price of $1.00 per share, vesting quarterly over a one-year period following the date of grant, for services rendered as President and Chief Operating Officer commencing October 30, 2006. Also includes a fully vested option to purchase 40,000 shares of our common stock granted on October 30, 2006 at an exercise price of $1.00 per share for prior service as a director of our predecessor company and our company through October 30, 2006.
(4)	These seven-year options were granted on April 21, 2005 by Spectral Molecular Imaging, Inc. at an exercise price of $0.35 per share, vesting quarterly commencing on May 1, 2005 for services rendered from April 21, 2005 to April 30, 2006 as President and Chief Operating Officer. These options were assumed by us when we merged with that company.

Stock Option Grants

The following table sets forth information as of December 31, 2006 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officer named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2006

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Wohlberg President and Chief Operating Officer	150,479(1) 40,000(2) 90,000(3)	— — — 95,000	(4)		$0.35 1.00 1.00 1.00	04-20-12 10-29-13 10-29-13 10-29-13

(1)	Vested 25% quarterly commencing on May 1, 2005.
(2)	Vested upon grant, October 30, 2006.
(3)	Vested upon grant, October 30, 2006.
(4)	Vests 25% quarterly commencing on October 30, 2006.

Compensation of Directors

During the fiscal year ended December 31, 2006, we did not pay any of our directors any cash compensation for serving on the Board of Directors. We did, however, grant each of our directors (other than Dr. Mosk and Dr. Yu) seven-year options to purchase 50,000 shares of our common stock. All of the foregoing options, granted to the directors in October 2006 or December 2006, have an exercise price of $1.00 per share. In October 2006, we also compensated three of our directors for prior service as directors of our company and predecessor company by granting to each director seven-year options to purchase 40,000 shares at an exercise price of $1.00 per share. In November 2006, we granted an affiliate of Dr. Manfred Mosk a seven-year option to purchase 300,000 shares of our common stock in consideration of Dr. Mosk agreeing to serve as our Non-Executive Chairman of the Board. Upon his voluntary resignation in January 2007 as Non-Executive Chairman of the Board, 150,000 unvested options were cancelled. Dr. Mosk did not receive an option to purchase 50,000 shares that was granted to our other directors as noted above.

The following table sets forth information concerning the compensation paid to each of our directors during 2006 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sanford J. Hillsberg	—	—	$25,600	(2)	—	—	—	$25,600
Robert L. Martuza	—	—	$0	(3)	—	—	—	$0
Manfred Mosk	—	—	$96,000	(4)	—	—	—	$96,000
Rudolph Nisi	—	—	$25,600	(2)	—	—	—	$25,600

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the named director in fiscal year 2006, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to Note 2 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.
(2)	On October 30, 2006 we granted a fully vested option to purchase 40,000 shares each of the Company’s common stock at an exercise price of $1.00 per share to Mr. Hillsberg and Dr. Nisi for prior service as directors of our predecessor company and our company through October 30, 2006; and granted an option to purchase 50,000 shares each of our company’s common stock of $1.00 per share, vesting quarterly over a one-year period, for their services as directors for the one-year period commencing October 30, 2006.
(3)	An option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share, vesting quarterly following the grant date of December 1, 2006, was granted for services as a director for a one-year period.
(4)	An option to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share was granted on November 17, 2006 to Technomedics for Dr. Mosk to serve as our Non-Executive Chairman of the Board on a part-time basis for a one-year term. These options vested as to 150,000 shares upon grant and quarterly over a one-year period following grant as to the remaining 150,000 shares. Upon Dr. Mosk’s voluntary resignation as the Non-Executive Chairman of the Board in January 2007, the 150,000 unvested shares were cancelled. Dr. Mosk continues to serve us as a director. Dr. Mosk is President and controlling stockholder of Technomedics.

Stock Incentive Plan

We have adopted an equity incentive plan, the 2006 Equity Incentive Plan, pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 1,500,000 shares of common stock to our employees, officers, directors, consultants and advisors. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The 2006 Equity Incentive Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2006 Equity Incentive Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant. The maximum number of options that may be granted in any fiscal year to any participant is 400,000.

The plan also permits the grant of freestanding stock appreciation rights or in tandem with option awards. The grant price of a stock appreciation right shall be no less than the fair market value of a share on the date of grant of the stock appreciation right. No stock appreciation right shall be exercisable later than the tenth anniversary of its grant. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive common stock at a fair market value equal to the benefit to be received by the exercise.

The plan also provides us with the ability to grant or sell shares of common stock that are subject to certain transferability, forfeiture, repurchase or other restrictions. The type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by our Board of Directors or its committee.

Unless otherwise determined by our Board of Directors or its committee, awards granted under the 2006 Equity Incentive Plan are not transferable other than by will or by the laws of descent and distribution.

The 2006 Equity Incentive Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) our Board of Directors or its committee shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (i) a liquidation or dissolution of the company; (ii) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of the company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of the company by one person or by more than one person acting in concert.

Our Board of Directors may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

During the fourth quarter of 2006, the Company granted options for 530,000 shares at an exercise price of $1.00. As of December 31, 2006, there were outstanding options under our 2006 Equity Incentive Plan to purchase approximately 730,660 shares of our common stock at a weighted- average exercise price of approximately $0.82 per share. In January 2007, an additional option to purchase 50,000 shares of our common stock at an exercise price of $1.15 per share was granted under our 2006 Equity Incentive Plan.

Employment Agreements

On November 17, 2006, Dr. Yu and the Company entered into a definitive Agreement, dated as of November 17, 2006, and a related Securities Purchase Agreement, dated as of November 17, 2006, Non-qualified Stock Option Agreement, dated as of November 17, 2006 and Registration Rights Agreement, dated as of November 17, 2006. Under the Agreement, Dr. Yu agreed to serve as our Chief Scientific Officer for an initial one-year term on a part-time basis and will not receive any compensation for these services except the grant of the stock option described below. Under the terms of the Agreement and the Non-Qualified Stock Option Agreement, the Company granted Dr. Yu (i) an option to purchase 150,000 shares of its common stock in consideration for his relinquishment of his royalty interest in the cellular-based therapy technology and (ii) an option to purchase 5,783,424 shares of its common stock in consideration of his agreeing to serve as its Chief Scientific Officer for a one-year term. Both options have an exercise price of $1.00 per share, a term of ten years and were fully vested upon grant.

For so long as Dr. Yu owns Company shares or fully vested immediately exercisable options to purchase Company shares totaling at least 2,000,000 shares, the Company has agreed to use commercially reasonable efforts to enable Dr. Yu to continue to serve on its Board of Directors. For so long as Dr. Yu owns Company shares or fully vested immediately exercisable options to purchase Company shares totaling at least 4,000,000 shares or at least 5,000,000 shares, the Company has agreed to use commercially reasonable efforts to enable Dr. Yu and either one or two, respectively, of his designees to serve on its Board of Directors.

Effective as of October 30, 2006, the Company entered into a new agreement with David Wohlberg under which Mr. Wohlberg agreed to continue to serve as President and Chief Operating Officer for a one-year term, subject to earlier termination by the Company or Mr. Wohlberg on 30 days notice. Mr. Wohlberg will provide his services to the Company on a part-time basis, spending a majority of his business time on Company affairs. Under the agreement with Mr. Wohlberg, Mr. Wohlberg was retroactively paid $2,000 per month for his prior services as President and Chief Operating Officer from April 22, 2006 through October 29, 2006 and was granted a fully vested option to purchase 90,000 shares of common stock for these prior services. Mr. Wohlberg received a salary of $2,000 per month from October 30, 2006 through the date the Company entered into a definitive License Agreement with Cedars-Sinai and $2,500 per month thereafter, and he was granted an option to purchase 95,000 shares of common stock, which will vest quarterly over a one-year period, with one-half of his remaining unvested shares becoming vested if the Company terminates him without cause.

Effective as of October 30, 2006, the Company entered into a new agreement with C. Kirk Peacock under which Mr. Peacock agreed to continue to serve as Chief Financial Officer for a one-year term, subject to earlier termination by the Company or Mr. Peacock on 30 days notice. Mr. Peacock will provide his services to the Company on a part-time basis. Under the agreement with Mr. Peacock, Mr. Peacock was retroactively paid $2,000 per month for his prior services as Chief Financial Officer from May 16, 2006 through October 29, 2006 and was granted a fully vested option to purchase 25,000 shares of the Company’s common stock for these prior services. Mr. Peacock received a salary of $2,000 per month from October 30, 2006 through the date of the Company’s entering into a definitive License Agreement with Cedars-Sinai and $2,500 per month thereafter, and he was granted an option to purchase 50,000 shares of common stock, which will vest quarterly over a one-year period, with one-half of his remaining unvested shares becoming vested if the Company terminates him without cause.

On October 30, 2006, the Company granted a fully vested option to purchase 40,000 shares of its common stock to each of Sanford J. Hillsberg (for his services as a director of the predecessor company and the Company from February 26, 2004 through October 30, 2006), Dr. Rudolph Nisi (for his services as a director of the predecessor company and the Company from April 21, 2005 through October 30, 2006) and David Wohlberg (for his services as a director of our predecessor company and the Company from April 21, 2005 through October 30, 2006). On October 30, 2006, the Company also granted an option to purchase 50,000 shares of common stock, vesting quarterly over a one-year period, to each of Mr. Hillsberg, Dr. Nisi and Mr. Wohlberg for their services as a director for the one-year period commencing October 30, 2006. The option granted to Mr. Wohlberg covering 50,000 shares of common stock for his services as a director for the one-year period commencing October 30, 2006 was cancelled upon his voluntary resignation as a director in November 2006. On December 1, 2006, the Company granted an option to purchase 50,000 shares of common stock to Dr. Robert Martuza for his service as a director for the one-year period commencing December 1, 2006. Each of the options granted to officers and directors described above has a term of seven years, has an exercise price of $1.00 per share and may be exercised within their term during the period the grantee provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause. The options previously granted to Mr. Wohlberg and Mr. Peacock under their prior agreements with the Company also were revised to provide for the same period of exercisability within their original respective terms.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table under “Executive Compensation” and our directors and (c) by all executive officers and directors of this company as a group. As of March 1, 2007 there were 8,999,779 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percentage of Class
John S. Yu, M.D.	5,933,424	(3)	39.73%

Sanford J. Hillsberg	1,604,350	(4)	17.68%

Manfred Mosk, Ph.D.	1,432,850	(5)	15.66%

Keith Black, M.D.(1) Chair, Department of Neurosurgery Director, Maxine Dunitz Neurosurgical Institute Suite 800E 8631 West Third Street Los Angeles, CA 90048	1,500,000	(3)	14.29%

RAB Special Situations (Master) Fund Limited C/O RAB Capital Plc 1 Adam Street London WC2N 6LE United Kingdom	901,000	(10)	9.90%

Cedars-Sinai Medical Center Davis 4021 8700 Beverly Blvd. Los Angels, CA 90048	694,000		7.71%

William C. Patridge 295 E. Main St., Suite 1 Ashland, Oregon 97520	500,000	(6)	5.56%

Rudolph Nisi, M.D.	452,000	(7)	4.99%

David J. Wohlberg	425,379	(8)	4.56%

Robert L. Martuza, M.D.	12,500	(3)	*

Jacqueline Brandwynne	152,500	(9)	1.69%

All executive officers and directors as a group (7 persons)	10,013,003		64.24%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons shown is c/o ImmunoCellular Therapeutics, Ltd., 1999 Avenue of the Stars, 11th Floor, Los Angeles, California 90067.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(3)	All of the shares shown are subject to options.
(4)	Includes 1,529,350 shares and 75,000 shares subject to warrants and options. Excludes 266,593 shares owned beneficially by Troy & Gould Professional Corporation, of which Mr. Hillsberg is a member.
(5)	Includes 128,871 shares of common stock, and 150,000 shares subject to options, owned of record by Technomedics Management & Systems, Inc., of which Dr. Mosk is the controlling stockholder.
(6)	Includes 65,948 shares of common stock held in joint tenancy with Barbara Patridge.
(7)	Includes 387,000 shares owned of record and 65,000 shares subject to options.
(8)	Includes 87,400 shares owned of record and 337,979 shares subject to warrants and options.
(9)	Includes 140,000 shares owned of record and 12,500 shares subject to options.
(10)	Includes 800,000 shares owned of record and 101,000 shares subject to warrants. RAB holds warrants to exercise up to 1,333,334 shares, but the exercise of these warrants is limited by their terms so that RAB’s beneficial ownership shall not exceed at any time 9.9% of the common shares outstanding.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2006, (1) the number of shares of our common stock that are issuable upon the exercise of outstanding options, warrants and other rights, (2) the weighted-average exercise price of such options, warrants and rights, and (3) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	730,660		$0.82	759,278

Equity compensation approved by stockholders	5,933,424	*	$1.00	—

Equity compensation not approved by stockholders	450,000	*	$0.43	—

Total	7,114,084	*	$0.95	759,278

*	Does not include warrants attached to units that were sold to investors in private placements.

Our stockholders approved our 2006 Equity Incentive Plan. The only awards that are outstanding under that plan as of March 1, 2007 are options to acquire 780,660 shares of our common stock.

In November 2006, we granted to Dr. John Yu (i) an option to purchase 150,000 shares of our common stock in consideration for his relinquishment of his royalty interest in the cellular-based therapy technology that we licensed and (ii) an option to purchase 5,783,424 shares of our common stock in consideration of his agreeing to serve as our Chief Scientific Officer for a one-year term. Both options have an exercise price of $1.00 per share, a term of ten years and were fully vested upon grant. In November 2006, our stockholders approved these option grants to Dr. Yu.

In November 2006, we granted to Technomedics Management & Systems, Inc. an option to purchase 300,000 shares of our common stock for a term of seven years at an exercise price of $1.00 per share in consideration for Dr. Mosk agreeing to serve as our Non-Executive Chairman of the Board on a part-time basis for one year. Upon grant, 150,000 shares of the option vested, with the balance of the shares to vest in four equal quarterly installments following the date of grant. Dr. Mosk voluntarily resigned as our Non-Executive Chairman of the Board in January 2007 but remains a director. The balance of Technomedics’ 150,000 unvested option shares were cancelled as a result of Dr. Mosk’s voluntary resignation.

In March 2005, SMI issued warrants to purchase 300,000 shares of its common stock to two individuals for services rendered in introducing investors to make investments in a private placement of SMI’s securities. We assumed those warrants in the merger with SMI without the approval of our stockholders, which was not required under applicable law. The warrants are exercisable at a purchase price of $0.15 per share, vest over a period of two years and expire on January 29, 2009.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Between Us and Our Affiliates

Dr. Manfred Mosk is a greater than 10% beneficial owner of our common stock. In July 2006, we entered into an agreement with Technomedics, of which Dr. Mosk is the controlling shareholder, pursuant to which that company was retained as our consultant in connection with identifying and assisting us to complete our acquisition of the cellular-based therapy technology license from Cedars-Sinai. We agreed to pay Technomedics a total of $80,000 in four equal monthly installments for these services and $20,000 of this fee was paid in 2006. At the time we retained Technomedics and the services were performed, Dr. Mosk was not an officer or director of our company. In November 2006, we entered into an agreement with Technomedics pursuant to which Dr. Mosk agreed to serve as our Non-Executive Chairman of the Board on a part-time basis for a one-year term. Under this agreement, we granted Technomedics options with a seven-year term to purchase a total of 300,000 shares of our common stock at an exercise price of $1.00 per share, with the option fully vested upon grant as to 150,000 shares and the option for the balance of the shares to vest in four equal quarterly installments following the date of grant. Dr. Mosk voluntarily resigned as Non-Executive Chairman of the Board in January 2007 but remains a director. Our agreement with Technomedics has terminated. As a result of this termination, 150,000 unvested option shares out of a total of 300,000 option shares were cancelled and the 150,000 vested option shares survive the termination and continue to be exercisable during the term for up to two years following Dr. Mosk’s ceasing to serve as a director. Dr. Mosk did not receive a further grant of options covering 50,000 shares of our common stock that were granted to certain of our other directors during the fourth quarter of 2006 for their future services as directors. Dr. Mosk as a director of our company is permitted to provide consulting services to, or become employed by, and serve on the board of directors and in any other capacity with other persons or entities engaged in investment, financing and/or medical and pharmaceutical corporate or other patent and research activities and be compensated for such activities, and any such activities shall not be deemed to constitute an usurpation of a corporate opportunity of us or a breach of Dr. Mosk’s obligations, provided that such companies are not developing or marketing products or potential products based on our products being developed, products for neurodegenerative diseases, and dendritic cell-based vaccines for brain tumors and other cancers.

Sanford J. Hillsberg is our corporate Secretary and one of our directors and a greater than 10% beneficial owner of our common stock. He is a member of Troy & Gould Professional Corporation, which has been our corporate law firm since January 2006 and was the corporate law firm for our predecessor company. David Wohlberg, our President and Chief Operating Officer, also is of counsel to that law firm but does not provide any legal services to our company through Troy & Gould Professional Corporation or otherwise. Troy & Gould Professional Corporation beneficially owns 266,593 shares of our common stock. During 2006 and 2005, we paid Troy & Gould $153,653 and $2,647 and 73,093 shares of our common stock, respectively, for legal services. Mr. Hillsberg was not paid for the services he rendered as our corporate Secretary.

On September 11, 2006, we entered into an agreement covering the sale of all of the outstanding capital stock of our wholly-owned subsidiary, Spectral Molecular Imaging, Inc. to Dr. Daniel L. Farkas and concurrently completed this transaction on the same date. Dr. Farkas was at that time our Chairman of the Board and a greater than 10% beneficial owner of our common stock. Spectral Molecular Imaging owns certain spectral imaging technology and certain equipment originally acquired by it for $40,000.

Dr. Farkas paid for the Spectral Molecular Imaging shares by delivering to us 1,904,300 shares of our common stock for cancellation. We paid Dr. Farkas $25,000 in cash as part of the transaction and an additional $7,500 in cash when Carnegie Mellon University delivered to us for cancellation 154,800 shares of our common stock without payment by us of any consideration for these shares. Under our agreement with Dr. Farkas, he purchased 125,000 shares of our common stock from Dr. Manfred Mosk and 125,000 shares of our common stock from Sanford Hillsberg for a total of $7,500. The purchase price for the Spectral Molecular Imaging shares was established by negotiation between Dr. Farkas and us. In establishing this price, we took into account the early stage of development of Spectral Molecular Imaging’s technology, the substantial time and expenditures that would be required to advance development of Spectral Molecular Imaging’s technology (and the risks attendant thereto) and the assumption of all of the development responsibilities and liabilities of Spectral Molecular Imaging by Dr. Farkas under our agreement with him following the closing.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

2.2	Agreement, dated as of September 11, 2006, by and between Optical Molecular Imaging, Inc. and Daniel L. Farkas. (2)

3.1	Amended and Restated Certificate of Incorporation of the Company. (3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company. (3)

3.3	Amended and Restated Bylaws of the Registrant. (4)

4.1	Form of Common Stock Certificate. (6)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (4)

10.1	Exclusive License Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ICT.† (5)

10.2	Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT.* (5)

10.3	Stock Purchase Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ICT. (5)

10.4	Registration Rights Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ICT. (5)

10.5	Securities Purchase Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT. (5)

10.6	Nonqualified Stock Option Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT.* (5)

10.7	Registration Rights Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT. (5)

10.8	2006 Equity Incentive Plan of the Registrant. (4)

10.9	Agreement, dated July 7, 2006, by and between Technomedics Management & Systems, Inc. and ICT.**

10.10	Agreement, dated November 17, 2006, by and between Technomedics Management & Systems, Inc. and ICT.* (6)

10.11	Agreement, dated April 22, 2005, by and between David Wohlberg and ICT.* (4)

10.12	Agreement, dated October 30, 2006, by and between David Wohlberg and ICT.* **

10.13	Agreement, dated May 16, 2005, by and between Kirk Peacock and ICT.* (4)

10.14	Agreement, dated October 30, 2006, by and between Kirk Peacock and ICT.* **

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-KSB.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on September 15, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(6)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The following table shows the fees that were paid or accrued by us (including by SMI) for audit and other services provided by Stonefield Josephson, Inc. for the 2005 and 2006 fiscal years.

	2005	2006
Audit Fees (1)	$16,909	$58,483

Audit-Related Fees (2)	—	—

Tax Fees (3)	—	—

All Other Fees	—	—

Total	$16,909	$58,483

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2005 and 2006 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by Stonefield Josephson, Inc. were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by Stonefield Josephson, Inc.. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee. All pre-approval decisions must be reported to the Audit Committee at its next meeting. The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Stonefield Josephson, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD

By:	/s/ David Wohlberg
David Wohlberg
President

In accordance with the Securities Exchange Act of 1934,, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wohlberg David Wohlberg	President & Chief Operating Officer (Principal Executive Officer)	March 30, 2007

/s/ C. Kirk Peacock C. Kirk Peacock	Treasurer & Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ Jacqueline Brandwynne Jacqueline Brandwynne	Director	March 30, 2007

/s/ Sanford J. Hillsberg Sanford J. Hillsberg	Director	March 30, 2007

/s/ Robert L. Martuza, M.D. Robert L. Martuza, M.D.	Director	March 30, 2007

/s/ Manfred Mosk, Ph.D. Manfred Mosk, Ph.D.	Director	March 30, 2007

/s/ Rudolph Nisi, M.D. Rudolph Nisi, M.D.	Director	March 30, 2007

/s/ John Yu, M.D. John Yu, M.D.	Director	March 30, 2007

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors

ImmunoCellular Therapeutics, Ltd.

Los Angeles, California

We have audited the accompanying balance sheets of ImmunoCellular Therapeutics, Ltd. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, shareholders equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and period from inception of operations (February 25, 2004) to December 31, 2004 and for the period from inception of operations (February 25, 2004) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and period from inception of operations (February 25, 2004) to December 31, 2004 and for the period from inception of operations (February 25, 2004) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company has suffered recurring losses from operations, has a deficit accumulated during the development stage of $5,410,458 and has been dependent on outside equity to finance operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
March 28, 2007

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2005	December 31, 2006
Assets
Current assets:
Cash	$30,538	$82,567
Cash equivalents	—	977,774
Restricted Cash	1,325,000	—
Other assets	1,200	9,399

Total current assets	1,356,738	1,069,740

Property and equipment, net	40,000	—
Other assets	2,500	100

Total assets	$1,399,238	$1,069,840

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,142	$75,200
Subscription payable	1,325,000	—
Accrued liabilities	38,834	27,578

Total current liabilities	1,378,976	102,778

Warrant derivatives	—	777,400

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.0001 par value; 25,000,000 shares authorized; 7,146,600 shares and 8,199,779 shares issued and outstanding as of December 31, 2005 and 2006, respectively	7,147	8,200
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2005 and 2006, respectively	0	—
Additional paid in capital	270,860	5,591,920
Deficit accumulated during the development stage	(257,745)	(5,410,458)

Total shareholders’ equity	20,262	189,662

Total liabilities and shareholders’ equity	$1,399,238	$1,069,840

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

	February 25, 2004 (Inception) to December 31, 2004	For the Year Ended December 31, 2005	For the Year Ended December 31, 2006	February 25, 2004 (Inception) to December 31, 2006
Revenues	$—	$—	$—	$—

Expenses:
Research and development	5,522	152,760	772,200	930,482
Merger costs	—	39,118	34,859	73,977
Stock based compensation	—	—	4,103,645	4,103,645
General and administrative	6,219	54,126	459,263	519,608

Total expenses	11,741	246,004	5,369,967	5,627,712

Loss before other income and income taxes	(11,741)	(246,004)	(5,369,967)	(5,627,712)

Other income:
Interest income	—	—	30,054	30,054
Change in fair value of warrant liability	—	—	187,200	187,200

	—	—	217,254	217,254

Loss before income taxes	(11,741)	(246,004)	(5,152,713)	(5,410,458)

Income taxes	—	—	—	—

Net loss	$(11,741)	$(246,004)	$(5,152,713)	$(5,410,458)

Weighted average number of shares:
Basic and diluted	6,450,000	6,867,620	8,733,072	7,369,822

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.04)	$(0.50)	$(0.73)

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97

Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)

Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262

Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	$8,200	$5,591,920	$(5,410,458)	$189,662

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Cash Flows

	February 25, 2004 (Inception) to December 31, 2004	For the Year Ended December 31, 2005	For the Year Ended December 31, 2006	February 25, 2004 (Inception) to December 31, 2006
Cash flows from operating activities:
Net loss	$(11,741)	$(246,004)	$(5,152,713)	$(5,410,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—	—
Change in fair value of warrant liability	—	—	(187,200)	(187,200)
Sale of OMI	—	—	(65,000)	(65,000)
Stock based compensation	—	—	4,103,645	4,103,645
Common stock issued for services	—	—	36,546	36,546
Common stock issued for research and development	—	152,760	694,000	846,760
Changes in assets and liabilities:
Other assets	—	(3,700)	(5,799)	(9,499)
Accounts payable	—	15,142	60,058	75,200
Accrued liabilities	11,741	27,093	(11,256)	27,578

Net cash used in operating activities	—	(54,709)	(527,719)	(582,428)

Cash flows from investing activities—
Purchase of property and equipment	—	(40,000)	—	(40,000)

Cash flows from financing activities:
Advances from shareholders	101	(101)	—	—
Exercise of stock options	—	—	3,522	3,522
Proceeds from issuance of common stock under private placement	—	—	1,554,000	1,554,000
Proceeds from issuance of common stock	—	125,247	—	125,247

Net cash provided by financing activities	101	125,146	1,557,522	1,682,769

Increase in cash and cash equivalents	101	30,437	1,029,803	30,538
Cash and cash equivalents at beginning of period	—	101	30,538	—

Cash and cash equivalents at end of period	$101	$30,538	$1,060,341	$1,060,341

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—	$—

Income taxes paid	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Period From February 25, 2004 (Date of Inception) to December 31, 2006

1. Nature of Organization and Development Stage Operations

In January 2006, Spectral Molecular Imaging, Inc., a Nevada corporation (“SMI”) that was incorporated and commenced operations on February 25, 2004, merged with Patco Industries, Ltd., which had no operations, assets or liabilities at the time of the merger. For accounting purposes, the financial statements of Patco Industries, Ltd. (now known as ImmunoCellular Therapeutics, Ltd.) reflect the operations of SMI (the “Company”).

In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology, and on September 11, 2006, the Company sold all of the outstanding capital stock of SMI to Dr. Daniel Farkas, a co-founder of SMI and inventor of this technology. In November 2006, the Company acquired from Cedars-Sinai Medical Center (“Cedars-Sinai”) an exclusive, worldwide license for a cancer vaccine therapy technology that the Company will be developing.

Going Concern

To date, the Company has relied primarily upon selling equity securities to generate the funds needed to finance its operations. Currently, the Company does not have sufficient cash on hand to sustain operations and is seeking to obtain additional capital from investors. As of December 31, 2006, current assets exceed current liabilities by $966,962. Unless the Company raises significant amounts of cash in the near future, the Company will not be able to continue as a going concern. Subsequent to December 31, 2006, the Company raised $1,200,000 (before offering expenses) in a private placement (Note 8).

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

Stock Split

All common stock share numbers and per share information for the Company have been restated to reflect the 6,450-for-1 stock split which took place in January 2006 in connection with the Company’s private placement (Note 6).

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had $977,774 of cash equivalents, consisting of certificates of deposit with an original maturity of 90 days or less, at December 31, 2006. The Company had no cash equivalents at December 31, 2005.

Restricted Cash and Offsetting Liability – As of December 31, 2005, the Company had received cash in connection with its private placement (Note 6), which was fully refundable until the private placement closed. Accordingly, the Company classified the cash received as Restricted Cash and Subscription Payable in the accompanying balance sheet as of December 31, 2005. The Company had zero and $1,325,000 restricted cash at December 31, 2006 and December 31, 2005, respectively.

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

Stock Based Compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting for all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

The following table illustrates the pro forma effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	February 25, 2004 (Inception) to December 31, 2004	Year Ended December 31, 2005	February 25, 2004 (Inception) to December 31, 2005
Net loss as reported	$(11,741)	$(246,006)	$(257,745)
Deduct: Total employee stock-based compensation expense determined under the fair value method	—	23,405	23,405

Pro forma net loss	$(11,741)	$(269,411)	$(281,150)

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2006
Risk-free interest rate	3.625%	3.65%
Expected dividend yield	None	None
Expected life	3.0 years	3.0 years
Expected volatility	100.0%	100.0%

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 328,887 shares and 8,624,084 shares at December 31, 2005 and December 31, 2006, respectively.

Recently Issued Accounting Standards – In July 2006, the FASB issued FASB Interpretation Number, or FIN, 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation will require that we recognize the effect of a tax position in our financial statements, if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We are currently evaluating the impact of implementation on our consolidated financial statements, however we do not believe that the adoption of FIN 48 will have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS 158 are effective as of the end of fiscal year 2006 and the adoption of SFAS 158 did not have a material impact on our results of operations and financial position.

In December 2006, the FASB issued FASB Staff Position, or FSP, EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FSP EITF 00-19-2 and have not yet determined the impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS 159. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on the financial statements.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

	December 31, 2005	December 31, 2006
Research equipment	$40,000	$—
Computer and office equipment	—	—

	40,000	—

Less: accumulated depreciation	( —)	( —)

Property and equipment, net	$40,000	$—

As of December 31, 2005 and 2006, no equipment had been placed into service. On September 11, 2006, the Company sold all of the outstanding capital stock of SMI, which owned all of the research equipment that had been previously acquired by SMI for $40,000 from a third party. Depreciation expense was zero for the period from February 25, 2004 (date of inception) to December 31, 2006.

4. Related-Party Transactions

Cedars-Sinai Medical Center License Agreement

In November 2006, the Company entered into a license agreement with Cedars-Sinai Medical Center (“Cedars-Sinai”) under which the Company acquired an exclusive, worldwide license to its technology for use as cellular therapies, including dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications, and the term of the license will be until the last to expire of any patents that are issued covering this technology.

As an upfront licensing fee, the Company issued Cedars-Sinai 694,000 shares of its common stock and paid Cedars-Sinai $62,000. Additional specified milestone payments will be required to be paid to Cedars-Sinai when the Company initiates patient enrollment in its first Phase III clinical trial and when it receives FDA marketing approval for its first product.

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008.

Technomedics Management & Systems Agreement

In July 2006, the Company retained Technomedics Management & Systems, Inc. (“Technomedics”) to assist it in identifying and acquiring new technologies and agreed to pay Technomedics a total of $80,000 in four equal monthly installments commencing upon the closing of the Cedars-Sinai licensing transaction. Dr. Manfred Mosk, the controlling shareholder of Technomedics, was not an officer or director of the Company at the time it retained Technomedics and the services were performed. He voluntarily resigned as interim part-time president in April 2005 and as a director in November 2005 of the predecessor company, and rejoined the Board of the Company in November 2006. He was a greater than 5% shareholder of the Company at the time it retained Technomedics.

The Company and Technomedics entered into an Agreement, dated as of November 17, 2006, pursuant to which Dr. Mosk agreed to serve as the Company’s Non-Executive Chairman of the Board on a part-time basis for a one-year term. Dr. Mosk was permitted to step down upon 30 days written notice to the Company. Pursuant to the terms of this Agreement, Technomedics was granted options with a seven-year term to purchase a total of 300,000 shares of common stock at an exercise price of $1.00 per share, with the option fully vested upon grant as to 150,000 shares and the option for the balance of the shares to vest in four equal quarterly installments following the date of grant. His fully vested options will be exercisable during their term for up to two years following his ceasing to serve as a director. Dr. Mosk voluntarily resigned as Non Executive Chairman of the Board in January 2007 but remains a director. The balance of Technomedics’ 150,000 unvested shares from the November 2006 option grant were cancelled as a result of Dr. Mosk’s voluntary resignation. Dr. Mosk did not receive a further grant of options covering 50,000 shares of common stock that were granted to certain other directors during the fourth quarter of 2006 for their future service as directors.

CDI Agreement

In November 2004, the Company entered into an assignment and license agreement (the “CDI Agreement”) with ChromoDynamics, Inc. (“CDI”), Dr. Daniel Farkas, who was at that time the

Chairman, Chief Scientist, and a principal shareholder of SMI, and certain other individuals. Under this agreement Dr. Farkas and the other individuals assigned an invention in the spectral imaging field to the Company and CDI granted an exclusive worldwide sublicense to SMI of rights under United States Patents Nos. 5,796,512 issued in 1998 to Carnegie Mellon University to use the optical imaging technology covered by such patents for medical imaging clinical applications. In September 2005, the Company reached an agreement with Carnegie Mellon University to receive a direct license of the technology from that institution in lieu of the sublicense from CDI. Under the CDI Agreement, the Company was obligated to pay Dr. Farkas and the other individuals a royalty based on the Company’s sales of products incorporating their technology.

In April 2005, the Company purchased from CDI $40,000 of research equipment. In September 2006 in connection with the sale of OMI, the Company sold the research equipment purchased from CDI.

Legal Costs

At December 31, 2005 and 2006, the Company was indebted to a shareholder for legal services for $38,834 and $27,578, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder for the period from February 25, 2004 (date of inception) to December 31, 2006 was approximately $227,000.

Rent

From February 25, 2004 (date of inception) to December 31, 2006, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Commitments and Contingencies:

Operating Lease

The Company currently is utilizing a portion of the office space of a related party at no cost and without a lease agreement so that either party may terminate this arrangement at any time. Total rent expense was zero for the periods from February 25, 2004 (date of inception) to December 31, 2006.

Executive Compensation and Employment Agreements

On November 17, 2006, Dr. Yu and the Company entered into a definitive Agreement, dated as of November 17, 2006, and a related Securities Purchase Agreement, dated as of November 17, 2006, Non-qualified Stock Option Agreement, dated as of November 17, 2006 and Registration Rights Agreement, dated as of November 17, 2006. Under the Agreement, Dr. Yu agreed to serve as our Chief Scientific Officer for an initial one-year term on a part-time basis and will not receive any compensation for these services except the grant of the stock option described below. Under the terms of the Agreement and the Non-Qualified Stock Option Agreement, the Company granted Dr. Yu (i) an option to purchase 150,000 shares of its common stock in consideration for his relinquishment of his royalty interest in the cellular-based therapy technology and (ii) an option to purchase 5,783,424 shares of its common stock in consideration of his agreeing to serve as its Chief Scientific Officer for a one-year term. Both options have an exercise price of $1.00 per share, a term of ten years and were fully vested upon grant.

For so long as Dr. Yu owns Company shares or fully vested immediately exercisable options to purchase Company shares totaling at least 2,000,000 shares, the Company has agreed to use commercially reasonable efforts to enable Dr. Yu to continue to serve on its Board of Directors. For so long as Dr. Yu owns Company shares or fully vested immediately exercisable options to purchase Company shares totaling at least 4,000,000 shares or at least 5,000,000 shares, the Company has agreed to use commercially reasonable efforts to enable Dr. Yu and either one or two, respectively, of his designees to serve on its Board of Directors.

Effective as of October 30, 2006, the Company entered into a new agreement with David Wohlberg under which Mr. Wohlberg agreed to continue to serve as President and Chief Operating Officer for a one-year term, subject to earlier termination by the Company or Mr. Wohlberg on 30 days notice. Mr. Wohlberg will provide his services to the Company on a part-time basis, spending a majority of his business time on Company affairs. Under the agreement with Mr. Wohlberg, Mr. Wohlberg was retroactively paid $2,000 per month for his prior services as President and Chief Operating Officer from April 22, 2006 through October 29, 2006 and was granted a fully vested option to purchase 90,000 shares of common stock for these prior services. Mr. Wohlberg received a salary of $2,000 per month from October 30, 2006 through the date the Company entered into a definitive License Agreement with Cedars-Sinai and $2,500 per month thereafter, and he was granted an option to purchase 95,000 shares of common stock, which will vest quarterly over a one-year period, with one-half of his remaining unvested shares becoming vested if the Company terminates him without cause.

Effective as of October 30, 2006, the Company entered into a new agreement with C. Kirk Peacock under which Mr. Peacock agreed to continue to serve as Chief Financial Officer for a one-year term, subject to earlier termination by the Company or Mr. Peacock on 30 days notice. Mr. Peacock will provide his services to the Company on a part-time basis. Under the agreement with Mr. Peacock, Mr. Peacock was retroactively paid $2,000 per month for his prior services as Chief Financial Officer from May 16, 2006 through October 29, 2006 and was granted a fully vested option to purchase 25,000 shares of the Company’s common stock for these prior services. Mr. Peacock received a salary of $2,000 per month from October 30, 2006 through the date of the Company’s entering into a definitive License Agreement with Cedars-Sinai and $2,500 per month thereafter, and he was granted an option to purchase 50,000 shares of common stock, which will vest quarterly over a one-year period, with one-half of his remaining unvested shares becoming vested if the Company terminates him without cause.

On October 30, 2006, the Company granted a fully vested option to purchase 40,000 shares of its common stock to each of Sanford J. Hillsberg (for his services as a director of the predecessor company and the Company from February 26, 2004 through October 30, 2006), Dr. Rudolph Nisi (for his services as a director of the predecessor company and the Company from April 21, 2005 through October 30, 2006) and David Wohlberg (for his services as a director of our predecessor company and the Company from April 21, 2005 through October 30, 2006). On October 30, 2006, the Company also granted an option to purchase 50,000 shares of common stock, vesting quarterly over a one-year period, to each of Mr. Hillsberg, Dr. Nisi and Mr. Wohlberg for their services as a director for the one-year period commencing October 30, 2006. The option granted to Mr. Wohlberg covering 50,000 shares of common stock for his services as a director for the one-year period commencing October 30, 2006 was cancelled upon his voluntary resignation as a director in November 2006. Each of the options granted to officers and directors described above has a term of seven years, has an exercise price of $1.00 per share and may be exercised within their term during the period the grantee provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause. The options previously granted to Mr. Wohlberg and Mr. Peacock under their prior agreements with the Company also were revised to provide for the same period of exercisability within their original respective terms.

6. Shareholders’ Equity (Deficit)

Equity Investments

In April 2005, three individuals purchased a total of 541,800 shares of the Company’s common stock for an aggregate purchase price of $125,000.

In September 2005, the Company issued 154,800 shares of the Company’s common stock in connection with a licensing agreement valued at $152,760. These shares were cancelled in November 2006 in connection with the Company’s sale to Dr. Daniel Farkas of all of the outstanding stock of its SMI subsidiary.

Private Placement

On January 30, 2006, the Company raised $1,400,000 (before offering expenses) from the sale of 1,400,000 of its units, each unit after the Company’s stock split consisting of one share of common stock and one warrant, to accredited investors in a private placement. The Company granted warrants to purchase 300,000 shares of its common stock for services rendered by two individuals who located investors to make investments in the private placement. During 2006, two investors elected to have their units repurchased by the Company, and the Company acquired the 40,000 shares of common stock and warrants to purchase an additional 40,000 shares of common stock included in their units for $36,000. In October and November 2006, the Company raised an additional $150,000 before offering expenses from the sale of additional units having the same terms as the units sold in January 2006.

Sale of SMI

On September 11, 2006, the Company sold all of the outstanding capital stock of its SMI subsidiary to Dr. Daniel Farkas, a co-founder of SMI, in exchange for $25,000 in cash and research equipment with a net book value of $40,000 and return of 1,904,300 shares of common stock of the Company held by Dr. Daniel Farkas. No gain or loss was recognized on this transaction.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of December 31, 2006, the Company has reserved 1,500,000 shares of common stock for issuance under the plan and options to purchase 730,660 common shares have been granted under the stock option plan. In February 2005, the Company issued stock options totaling approximately 45,000 shares at an exercise price of $0.15 per share to certain of its Board members.

The following table summarizes stock option activity for the Company stock option plan during the years ended December 31, 2005 and 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2004	—	$—
Granted	328,887	$0.32
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding December 31, 2005	328,887	$0.32	5.8	$—
Granted	530,000	$1.00
Exercised	(10,062)	$0.35

Forfeited or expired	(118,165)	$0.28
Outstanding December 31, 2006	730,660	$0.82	6.4	$524,985

Vested or expected to vest at December 31, 2006	435,660	$0.70	6.5	$365,685

A summary of the status of unvested employee stock options as of December 31, 2005 and 2006 and changes during the years then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2004	—	$—
Granted	328,887	$0.32
Vested	(199,832)	$0.32
Forfeited	—	$—
Unvested at December 31, 2005	129,055	$0.34
Granted	530,000	$1.00
Vested	(345,237)	$0.79
Forfeited	(18,818)	$0.35

Unvested at December 31, 2006	295,000	$0.56

As of December 31, 2005 and 2006, the total unrecognized compensation cost related to unvested stock options amounted to $59,854 and $188,800, respectively, which will be amortized over the weighted-average remaining requisite service period of less than one year. During 2005 the Company recorded no stock based compensation under APB 25.

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

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and issued a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, approximately $914,000 was initially allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represent a derivative liability that has been recorded in the accompanying balance sheet. The carrying value of each warrant derivative at December 31, 2006 was determined using the Black Scholes model.

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

As of December 31, 2006, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Deferred taxes consisted of the following:

	December 31, 2005	December 31, 2006
Net operating loss carryforwards	$103,100	$579,605
Stock based compensation	—	1,641,458
Less valuation allowance	(103,100)	(2,239,063)

Net deferred tax asset	$—	$—

At December 31, 2005 and December 31, 2006, the Company had approximately $103,100 and $579,605, respectively, of net operating loss carryforwards, subject to certain limitations. Such losses expire in 2024 through 2026 as of December 31, 2006. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

8. Subsequent Events

Private Placement

In February 2007, the Company raised $1,200,000 (before offering expenses) from the sale of 800,000 shares of common stock and warrants to purchase 1,333,334 shares of common stock at $2.50 per share, to an institutional investor in a private placement.

Scientific Advisory Board

In January 2007, the Company granted an option to purchase 1,500,000 shares of its common stock at an exercise price of $1.10 per share to the Chairman of the Company’s Scientific Advisory Board.

Director

In January 2007, the Company granted an option to purchase 50,000 shares of its common stock at exercise price of $1.15 per share to a member of the Board of Directors.

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

2.2	Agreement, dated as of September 11, 2006, by and between Optical Molecular Imaging, Inc. and Daniel L. Farkas. (2)

3.1	Amended and Restated Certificate of Incorporation of the Company. (3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company. (3)

3.3	Amended and Restated Bylaws of the Registrant. (4)

4.1	Form of Common Stock Certificate. (6)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by the Registrant. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by the Registrant. (4)

10.1	Exclusive License Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ICT.† (5)

10.2	Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT.* (5)

10.3	Stock Purchase Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ICT. (5)

10.4	Registration Rights Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ICT. (5)

10.5	Securities Purchase Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT. (5)

10.6	Nonqualified Stock Option Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT.* (5)

10.7	Registration Rights Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ICT. (5)

10.8	2006 Equity Incentive Plan of the Registrant. (4)

10.9	Agreement, dated July 7, 2006, by and between Technomedics Management & Systems, Inc. and ICT.**

10.10	Agreement, dated November 17, 2006, by and between Technomedics Management & Systems, Inc. and ICT.* (6)

10.11	Agreement, dated April 22, 2005, by and between David Wohlberg and ICT.* (4)

10.12	Agreement, dated October 30, 2006, by and between David Wohlberg and ICT.* **

10.13	Agreement, dated May 16, 2005, by and between Kirk Peacock and ICT.* (4)

10.14	Agreement, dated October 30, 2006, by and between Kirk Peacock and ICT.* **

Ex - 1

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-KSB.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on September 15, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(6)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

Ex - 2