Form 10QSB
period 2007-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2007-05-15
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The Issuer had 11,731,382 shares of its common stock outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

ImmunoCellular Therapeutics, Ltd.

FORM 10-QSB

- i -

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2006	March 31, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,060,341	$1,905,942
Restricted Cash	—	1,047,420
Other assets	9,399	58,850

Total current assets	1,069,740	3,012,212
Property and equipment, net	—	—
Other assets	100	100

Total assets	$1,069,840	$3,012,312

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$75,200	$20,570
Subscription payable	—	1,047,420
Accrued liabilities	27,578	74,885

Total current liabilities	102,778	1,142,875

Warrant derivatives	777,400	2,749,400

Commitments and contingencies	–	–

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 25,000,000 shares authorized; 8,999,779 shares and 8,199,779 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	8,200	9,000
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid in capital	5,591,920	7,792,320
Deficit accumulated during the development stage	(5,410,458)	(8,681,283)

Total shareholders’ equity (deficit)	189,662	(879,963)

Total liabilities and shareholders’ equity	$1,069,840	$3,012,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2007	February 25, 2004 (Inception) to March 31, 2007
Revenues	$—	$—	$—

Expenses:
Research and development	16,200	—	930,482
Merger costs	34,859	—	73,977
Stock based compensation	29,599	1,097,200	5,200,845
General and administrative	94,619	218,561	738,169

Total expenses	175,277	1,315,761	6,943,473

Loss before other income and income taxes	(175,277)	(1,315,761)	(6,943,473)

Other income:
Interest income	—	16,936	46,990
Change in fair value of warrant liability	—	(1,972,000)	(1,784,800)

	—	(1,955,064)	(1,737,810)

Loss before income taxes	(175,277)	(3,270,825)	$(8,681,283)

Income taxes	—	—	—

Net loss	$(175,277)	$(3,270,825)	$(8,681,283)

Weighted average number of shares:
Basic and diluted	8,648,910	8,739,105	7,503,347

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.37)	$(1.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placement at $1.50 per share	800,000	800	1,103,200	—	1,104,000
Stock based compensation (options)	—	—	1,097,200	—	1,097,200
Net loss	—	—	—	(3,270,825)	(3,270,825)

Balance at March 31, 2007 (unaudited)	8,999,779	$9,000	$7,792,320	$(8,681,283)	$(879,963)

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2007	February 25, 2004 (Inception) to March 31, 2007
Cash flows from operating activities:
Net loss	$(175,277)	$(3,270,825)	$(8,681,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Change in fair value of warrant liability	—	1,972,000	1,784,800
Sale of OMI	—	—	(65,000)
Stock-based compensation	29,599	1,097,200	5,200,845
Common stock issued for services	36,547	—	36,546
Common stock issued for research and development	—	—	846,760
Changes in assets and liabilities:
Other assets	(41,790)	(49,451)	(58,950)
Accounts payable	10,521	(54,630)	20,570
Accrued liabilities	13,919	47,307	74,885

Net cash used in operating activities	(126,481)	(258,399)	(840,827)

Cash flows from investing activities—
Purchase of property and equipment	—	—	(40,000)

Cash flows from financing activities:
Exercise of stock options	—	—	3,522
Proceeds from issuance of common stock under private placements	1,400,000	1,104,000	2,658,000
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	1,400,000	1,104,000	2,786,769

(Decrease) increase in cash	1,273,519	845,601	1,905,942
Cash at beginning of period	30,538	1,060,341	—

Cash at end of period	$1,304,057	$1,905,942	$1,905,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

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

Interim Results

The accompanying condensed financial statements at March 31, 2007 and for the three month periods ended March 31, 2006 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2006 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2007 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-KSB for the year ended December 31, 2006. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had cash equivalents at March 31, 2007 and December 31, 2006 of $1,885,478 and $977,774, respectively.

Restricted Cash and Offsetting Liability – As of March 31, 2007, the Company had received cash in connection with a pending private placement (Note 4), which was fully refundable until the private placement closed. Accordingly, the Company classified the cash received as Restricted Cash and Subscription Payable in the accompanying balance sheet as of March 31, 2007. The Company had no restricted cash at December 31, 2006.

Property and Equipment –Property and equipment are stated at cost and depreciated using the straight-line methods based on the estimated useful lives (generally three to five years) of the related assets. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and are expensed as incurred.

Stock Based Compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting for all share-based payment transactions be recognized in the Company’s condensed financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended March 31, 2006	Three months Ended March 31, 2007
Risk-free interest rate	3.65%	4.75%
Expected dividend yield	None	None
Expected life	3.0 years	3.0 years
Expected volatility	100.0%	100.0%

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on market prices of traded options for comparable entities within our industry.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 10,223,214 shares and 8,624,084 shares at March 31, 2007 and December 31, 2006, respectively.

Recently Issued Accounting Standards – The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Related-Party Transactions

Legal Costs

At March 31, 2007 and December 31, 2006, the Company was indebted to a shareholder for legal services for $74,886 and $27,578, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder for the period from February 25, 2004 (date of inception) to March 31, 2007 was $352,000.

Rent

From February 25, 2004 (date of inception) to March 31, 2007, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

4. Shareholders’ Equity

Private Placement

In February 2007, the Company raised $1,200,000 (before offering expenses) from the sale of 800,000 shares of common stock and warrants to purchase 1,333,334 shares of common stock at $2.50 per share, to an institutional investor in a private placement. The warrants have a term of two years from the date of issuance. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the Company did not allocate amounts to the warrants that represent a derivative liability as no monetary damages will result as long as the Company uses its best efforts. The Company commenced a second private placement of its securities in February 2007. These securities were sold in April and May 2007.

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of March 31, 2007, the Company has reserved 1,500,000 shares of common stock for issuance under the plan and options to purchase approximately 780,660 common shares have been granted under the stock option plan.

The following table summarizes stock option activity under the Plan during the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2006	730,660	$0.82
Granted	50,000	$1.15
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding March 31, 2007	780,660	$0.84	6.2	$1,332,952

Vested or expected to vest at March 31, 2007	509,410	$0.74	6.3	$920,015

A summary of the status of unvested employee stock options as of March 31, 2007 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2006	295,000	$1.00
Granted	50,000	$1.15
Vested	73,750	$1.00
Forfeited	—	$—

Unvested at March 31, 2007	271,250	$1.03

As of March 31, 2007 and 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $178,600 and $30,255, respectively, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Stock Option Not Under Plan

In addition to a grant under the Plan, the Company granted a stock option in January 2007 to acquire 1,500,000 shares of its common stock at an exercise price of $1.10 per share to the Chairman of its Scientific Advisory Board.

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

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and issued a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, approximately $914,000 was initially allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represent a derivative liability that has been recorded in the accompanying balance sheet. The carrying value of each warrant derivative at March 31, 2007 was determined using the Black Scholes model.

5. Subsequent Event

Private Placements

In April 2007, the Company raised $300,000 (before offering expenses) from the sale of 200,000 shares of common stock and warrants to purchase 333,334 shares of common stock at $2.50 per share in a private placement to the same institutional investor who acquired securities from the Company in its February 2007 private placement. The warrants are fully vested and exercisable over a term of two years. The Company agreed that for services rendered in connection with introducing the Company to this investor, the Company will make a cash payment to a third party totaling $24,000 and issue to this third party warrants to purchase a total of 24,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants are fully vested and exercisable over a term of two years.

In April and May 2007, the Company raised a total of $3,797,405 (before offering expenses) from the sale of 2,531,603 shares of common stock and warrants to purchase 2,531,603 shares of common stock at $2.50 per share, in a private placement made to a number of investors. The warrants are each fully vested and exercisable over a term of two years. The Company agreed that for services rendered in connection with introducing the Company to these investors, the Company will make a cash payment to third parties totaling $284,312 and issue to those third parties warrants to purchase a total of 284,312 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants are fully vested and exercisable over a term of two years.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

On September 15, 2006, we entered into a binding Memorandum of Agreement with Cedars-Sinai Medical Center to acquire an exclusive, worldwide license for a cellular-based therapy technology that we will be developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We completed the acquisition of this technology license from Cedars-Sinai on November 17, 2006. We will be funding a Phase I clinical trial of a vaccine product candidate for the treatment of brain tumors based on this technology that commenced in May 2007.

We currently do not conduct any business other than planning and preliminary development activities relating to our cellular-based therapy technology.

Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Form 10-QSB and the description of our results of operations and financial condition, reflect the operations of Spectral Molecular Imaging.

You should read the information in this Item 2 together with our condensed financial statements and notes thereto that appear elsewhere in this Report.

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new cellular-based products to treat cancers and neurodegenerative disorders.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property and have not generated any revenues. As a result, we have incurred operating losses and, as of March 31, 2007, we have an accumulated deficit of $8,692,763. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our plan of business operation, see Item 1 in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, entitled “Description of Business.”

Revenues

We had no revenues during the period for the three months ended March 31, 2007 and 2006, respectively. We incurred a net loss of $3,270,825 for the three months ended March 31, 2007 and a net loss of $175,277 for the three months ended March 31, 2006. We do not expect to generate any operating revenues during 2007.

Expenses

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $218,562 and $94,619, respectively. Research and development expenses for the three months ended March 31, 2007 and 2006 were none and $16,200, respectively. Merger costs for the three months ended March 31, 2006 were $34,859. Stock based compensation for the three months ended March 31, 2007 and 2006 were $1,097,200 and $29,599, respectively. We expect our general and administrative expenses to increase during 2007 as compared to 2006 as we initiate our Phase I clinical trial and expand the scope of our operations. We estimate that the cost of our Phase I clinical trial will be approximately $350,000 and we may incur significant additional research and development expenses should we expand our research and development work on additional potential applications for our existing vaccine technologies or should we acquire additional technologies from one or more third parties.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $1,869,337, compared to working capital of $966,962 on December 31, 2006. In February 2007, we raised net proceeds of approximately $1,104,000 and in April and May 2007, we raised net proceeds of approximately $3,788,487 through the sale of our securities in private placements.

The estimated cost of completing the development of our current product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to complete our current Phase I clinical trial and to fund our currently planned level of operations through at least December 2008, although there is no assurance that such proceeds will be sufficient for this purpose.

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

As of March 31, 2007, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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

In January 2007, we granted to Jacqueline Brandwynne a ten -year option at $1.15 per share to purchase 50,000 shares of our common stock under our 2006 Equity Incentive Plan as consideration for her services as a director. These securities were issued by us in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Other issuances were previously reported in our Form 8-K dated January 8, 2007 and Form 8-K dated February 16, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

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

Dated: May 15, 2007	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ David Wohlberg
	Name:	David Wohlberg
	Title:	President (Principal Executive Officer)

	By:	/s/ C. Kirk Peacock
	Name:	C. Kirk Peacock
	Title:	Chief Financial Officer and Treasurer (Principal financial and accounting officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2007

Exhibit No.	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.