Form 10QSB
period 2007-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2007-08-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The Issuer had 11,731,382 shares of its common stock outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

ImmunoCellular Therapeutics, Ltd.

FORM 10-QSB

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited) and from February 25, 2004 (Inception) to June 30, 2007 (unaudited)	2
	Condensed Statements of Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2007 (unaudited) and from February 25, 2004 (Inception) to December 31, 2006	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited) and from February 25, 2004 (Inception) to June 30, 2007 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Controls and Procedures	24

PART II	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

SIGNATURES		27
EXHIBIT LIST		28

- i -

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2006	June 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,060,341	$5,445,154
Other assets	9,399	72,725

Total current assets	1,069,740	5,517,879
Other assets	100	100

Total assets	$1,069,840	$5,517,979

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$75,200	$57,450
Accrued liabilities	27,578	58,410

Total current liabilities	102,778	115,860

Warrant derivatives	777,400	—

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 11,782,493 shares and 8,199,779 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	8,200	11,782
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Additional paid in capital	5,591,920	13,868,074
Deficit accumulated during the development stage	(5,410,458)	(8,477,737)

Total shareholders’ equity (deficit)	189,662	5,402,119

Total liabilities and shareholders’ equity	$1,069,840	$5,517,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	February 25, 2004 (Inception) to June 30, 2007
Revenues	$—	$—	$—	$—	$—

Expenses:
Research and development	—	65,571	16,200	65,571	996,053
Merger costs	—	—	34,859	—	73,977
Stock based compensation	—	56,450	—	1,153,650	5,257,295
General and administrative	67,143	239,211	196,192	457,772	977,380

Total expenses	67,143	361,232	247,251	1,676,993	7,304,705

Loss before other income and income taxes	(67,143)	(361,232)	(247,251)	(1,676,993)	(7,304,705)

Interest income	—	48,978	4,832	65,914	95,968
Change in fair value of warrant liability	—	515,800		(1,456,200)	(1,269,000)

Loss before income taxes	(67,143)	203,546	(242,419)	(3,067,279)	(8,477,737)

Income taxes	—	—	—	—	—

Net income (loss)	$(67,143)	$203,546	$(242,419)	$(3,067,279)	$(8,477,737)

Weighted average number of shares:
Basic	9,444,597	11,065,345	9,051,174	9,903,673	7,767,344

Diluted	9,444,597	13,461,907	9,051,174	9,903,673	7,767,344

Earnings (loss) per share:
Basic	$(0.01)	$0.02	$(0.03)	$(0.31)	$(1.09)

Diluted	$(0.01)	$0.02	$(0.03)	$(0.31)	$(1.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock based compensation (options)	—	—	1,153,650	—	1,153,650
Net loss	—	—	—	(3,067,279)	(3,067,279)

Balance at June 30, 2007 (unaudited)	11,782,493	$11,782	$13,868,074	$(8,477,737)	$5,402,119

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	February 25, 2004 (Inception) to June 30, 2007
Cash flows from operating activities:
Net loss	$(242,419)	$(3,067,279)	$(8,477,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Change in fair value of warrant liability	—	1,456,200	1,269,000
Sale of OMI	—	—	(65,000)
Stock-based compensation	48,562	1,153,650	5,257,295
Common stock issued for services	36,547	—	36,546
Common stock issued for research and development	—	—	846,760
Changes in assets and liabilities:
Other assets	(28,893)	(63,325)	(72,824)
Accounts payable	(6,567)	(17,750)	57,450
Accrued liabilities	(31,503)	30,831	58,409

Net cash used in operating activities	(224,273)	(507,673)	(1,090,101)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(40,000)

Cash flows from financing activities:
Exercise of stock options	—	—	3,522
Proceeds from issuance of common stock under private placements	1,382,000	4,892,486	6,446,486
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	1,382,000	4,892,486	6,575,255

Increase in cash	1,157,727	4,384,813	5,445,154
Cash at beginning of period	30,538	1,060,341	—

Cash at end of period	$1,188,265	$5,445,154	$5,445,154

Supplemental non-cash financing activities:
Reclassification of warrant derivative liability to additional paid-in capital	$—	$2,233,600	$2,233,600

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

Interim Results

The accompanying condensed financial statements at June 30, 2007 and for the three and six month periods ended June 30, 2006 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2006 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had cash equivalents at June 30, 2007 and December 31, 2006 of $5,397,654 and $977,774, respectively.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Six Months Ended June 30, 2006	Six months Ended June 31, 2007
Risk-free interest rate	3.65%	4.75%
Expected dividend yield	None	None
Expected life	3.0 years	3.0 years
Expected volatility	100.0%	100.0%

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents at June 30, 2007 totaled 2,396,562 shares which were included in the diluted weighted average number of shares outstanding for the three months ended June 30, 2007 and common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share totaled 8,624,084 shares at December 31, 2006.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Related-Party Transactions

Legal Costs

At June 30, 2007 and December 31, 2006, the Company was indebted to a shareholder for legal services for $58,410 and $27,578, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder for the period from February 25, 2004 (date of inception) to June 30, 2007 was $425,000.

Rent

From February 25, 2004 (date of inception) to June 30, 2007, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

4. Shareholders’ Equity

Authorized Shares

In May 2007, the Company increased the number of its authorized shares of common stock from 25,000,000 to 74,000,000.

Private Placements

In April 2007, the Company raised $300,000 (before offering expenses) from the sale of 200,000 shares of common stock and warrants to purchase 333,334 shares of common stock at $2.50 per share, to an institutional investor in a private placement. The warrants have a term of two years from the date of issuance. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument. Subject to EITF Issue No. 00-19,” the Company did not allocate amounts to the warrants that represent a derivative liability as no monetary damages will result as long as the Company uses its best efforts to register the shares underlying the warrants. These shares were registered in June 2007.

In April 2007, the Company raised $1,535,153 (before offering expenses) from the sale of 1,023,435 shares of common stock and warrants to purchase 1,023,435 shares of common stock at $2.50 per share, to various investors in a private placement. The warrants have a term of two years from the date of issuance. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument. Subject to EITF Issue No. 00-19,” the Company did not allocate amounts to the warrants that represent a derivative liability as no monetary damages will result as long as the Company uses its best efforts to register the shares underlying the warrants.

In May 2007, the Company raised $2,262,252 (before offering expenses) from the sale of 1,508,168 shares of common stock and warrants to purchase 1,508,168 shares of common stock at $2.50 per share, to various investors in a private placement. The warrants have a term of two years from the date of issuance. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument. Subject to EITF Issue No. 00-19,” the Company did not allocate amounts to the warrants that represent a derivative liability as no monetary damages will result as long as the Company uses its best efforts to register the shares underlying the warrants.

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the Plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of June 30, 2007, the Company has reserved 1,500,000 shares of common stock for issuance under the Plan and options to purchase approximately 836,660 common shares have been granted and remain outstanding under the Plan.

The following table summarizes stock option activity under the Plan during the three months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding December 31, 2006	730,660	$0.82
Granted	106,000	$1.26
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding June 30, 2007	836,660	$0.88	6.0	$396,160

Vested or expected to vest at June 30, 2007	595,660	$0.78	6.1	$337,035

A summary of the status of unvested stock options under the Plan as of June 30, 2007 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2006	295,000	$1.00
Granted	106,000	$1.26
Vested	160,000	$1.01
Forfeited	—	$—

Unvested at June 30, 2007	241,000	$1.10

As of June 30, 2007 and 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $170,310 and $11,292, respectively, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrant Derivatives

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and paid a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, approximately $914,000 was initially allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represented a derivative liability that was recorded in the Company’s prior balance sheets. For the six months ended June 30, 2007, the Company recorded a change in fair value of warrant liability totaling $1,456,200. Upon the declaration of effectiveness of the registration of the common shares underlying the warrants in June 2007, the carrying value of warrant derivatives was reclassified to additional paid in capital in the accompanying balance sheet for the period ended June 30, 2007, as the warrants no longer required derivative liability treatment under EITF Issue No. 00-19.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section below. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

On September 15, 2006, we entered into a binding Memorandum of Agreement with Cedars-Sinai Medical Center to acquire an exclusive, worldwide license for a cellular-based therapy technology that we will be developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We completed the acquisition of this technology license from Cedars-Sinai on November 17, 2006. We are funding a Phase I clinical trial of a vaccine product candidate for the treatment of brain tumors based on this technology that commenced in May 2007.

We currently do not conduct any business other than development activities relating to our cellular-based therapy technology.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property and have not generated any revenues. As a result, we have incurred operating losses and, as of June 30, 2007, we have an accumulated deficit of $8,477,737. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our plan of business operation, see Item 1 in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, entitled “Description of Business.”

Revenues

We had no revenues during the period for the six months ended June 30, 2007 and 2006, respectively. We incurred a net loss of $3,067,279 and $242,419 for the six months ended June 30, 2007 and 2006, respectively. We do not expect to generate any operating revenues during 2007.

Expenses

General and administrative expenses for the six months ended June 30, 2007 and 2006 were $457,772 and $196,192, respectively. Research and development expenses for the six months ended June 30, 2007 and 2006 were $65,571 and $16,200, respectively. Merger costs for the six months ended June 30, 2006 were $34,859. Stock based compensation for the six months ended June 30, 2007 and 2006 were $1,153,650 and none, respectively. We expect our general and administrative expenses to significantly increase during 2007 as compared to 2006 as we initiate our Phase I clinical trial and expand the scope of our operations. We estimate that the cost of our Phase I clinical trial will be approximately $350,000 and we may incur significant additional research and development expenses should we expand our research and development work on additional potential applications for our existing vaccine technologies or should we acquire additional technologies from one or more third parties.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of $5,402,019, compared to working capital of $966,962 on December 31, 2006. In 2007, we raised net proceeds of approximately $4,892,486 through the sale of our securities in private placements.

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

As of June 30, 2007, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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

We are a recently formed development-stage company that has not yet conducted any significant research and development activity. There is no assurance that we will be able to satisfactorily develop the dendritic cell-based cancer vaccine technology, which we recently acquired, and to market our proposed product candidates or that our proposed product candidates will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any revenues to date, and we do not expect to generate any such revenues for a number of years.

Our lead product candidate for the treatment of brain tumors is in an early stage of development, has only been subjected to very limited preliminary human testing and will require extensive testing and regulatory marketing approvals before commercialization. Our dendritic cell-based vaccine technology initially will be our sole platform technology and our commercial prospects will be heavily dependent on the outcome of the clinical trials for our lead product candidate. We have only one full-time employee, our President and Chief Operating Officer, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

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

We believe that our existing cash balances will be sufficient to complete our current Phase I clinical trial and to fund our currently planned level of operations until at least December 2008. We will need significant funding to carry out all of our planned development work on our lead product candidate and future product candidates and to expand the scope of our operations (including seeking to employ a CEO and additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our lead or any future product candidates could be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a Nasdaq market, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. Our common stock has recently commenced trading under a new symbol (IMUC), but the volume and frequency of such trading has been limited to date. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels. We may seek SBIR or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. We have not yet submitted any requests for these grants, the competition for obtaining these grants is intense and there is no assurance that we will secure any grant funding on a timely basis or at all.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, the FDA has limited experience with dendritic cell-based therapeutics and has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our lead product candidate or any future product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. In addition, the manufacture of biological products, including dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our lead brain tumor vaccine candidate or any future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

Because our lead product candidate represents and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third party reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our lead product candidate or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our lead product candidate or any future product candidates. Since our lead product candidate and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our lead product candidate or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially, adversely affect the value of our common stock.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cellular and stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors that has been approved for marketing in Switzerland), and other existing and new companies that may enter the field, may also be developing vaccines of this type.

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

Our ability to compete successfully will depend significantly, on our ability to defend patents that may have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others or others infringing on our proprietary rights. Although Cedars-Sinai as our licensor has filed applications relative to our cancer vaccine technology, we are responsible going forward to prosecute these patent applications, we do not currently own or have licensed rights to any issued patents, and there is no guarantee that these patent applications will lead to issued patents.

Issuance of patents based upon the various patent applications licensed from Cedars-Sinai will depend upon the U.S. and foreign patent agencies being able to determine that the claims made in these applications were not already publicly known or were not obvious from prior published patents and literature, including the extensive previous vaccine work performed and published by Dr. John Yu and other researchers at Cedars-Sinai. One of the provisional applications in the licensed portfolio covers the use of a specific antigen, TRP-2, in vaccines. We have decided that in light of our present research interests and commercial strategies, as well as prior published literature, we will not pursue this application. Although TRP-2 is one of the antigens used in our lead vaccine product candidate, we have been seeking patent protection for this vaccine through our licensed multiple antigen patent application and not through the withdrawn TRP-2 patent application. The TRP-2 patent application does not cover in any material respect the technology incorporated in any other potential vaccine product candidate that we are currently contemplating for future development.

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

Except for David Wohlberg, our President and Chief Operating Officer, we do not have any full-time management personnel. We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board. However, these individuals are associated with us on a part-time basis only. We do not currently maintain key man life insurance on Dr. Yu, and the loss of his services would materially, adversely affect our business.

We plan to expand the scope of our operations, and therefore, we will need to obtain the full-time services of a Chief Executive Officer. Competition for such a person is intense, and there is no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

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

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our proposed lead product candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We have obtained for our current clinical trial and plan to obtain for our future clinical trial activities product liability insurance coverage. There is no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for any of the trials for our proposed lead product candidate or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

As of August 10, 2007, our directors and executive officers and their affiliates beneficially owned approximately 52% of our outstanding common stock. Dr. John Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name three of our directors, may be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

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

Currently, approximately 6,655,717 shares of our common stock are eligible to be sold in the public market under Rule 144. In June 2007, two registration statements covering 8,915,704 shares of our common stock and an additional 10,960,092 shares of our common stock issuable upon the exercise of warrants and options became effective. Following the effectiveness of an additional registration statement that we have filed, 11,782,493 shares of our currently outstanding shares of common stock and another 13,896,007 shares of our common stock issuable upon exercise of warrants and options will be eligible to be sold pursuant to the registration statement or Rule 144 or other currently effective registration statements.

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

The Company did not issue any unregistered securities during the three month period ended June 30, 2007 that were not previously reported in a Current Report on Form 8-K except as follows.

In April, 2007, the Company sold 200,000 shares of common stock and two-year warrants to purchase an additional 333,334 shares of common stock at an exercise price of $2.50 per share to RAB Special Situations (Master) Fund Limited for total consideration of $300,000. In connection with this sale, the Company issued to an individual who assisted it in identifying this fund two-year warrants to purchase 24,000 shares of the its common stock at an exercise price of $2.50 per share. Both issuees of these securities were accredited investors. These securities were issued by the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

In May, 2007 the Company issued 51,111 shares of its common stock to Keith Black upon his exercising a portion of an option covering 100,000 shares of the Company’s common stock in a cashless exercise transaction. These securities were issued by us in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company. (2)
4.1	Subscription Agreement dated April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (1)
4.2	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (1)
4.3	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (1)
4.4	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement of the Registrant. (3)
4.5	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of the common stock of the Registrant. (3)
10.1	Amendment to Agreement, dated June 28, 2007, by and between David Wohlberg and Registrant.*(3)
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(2)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ David Wohlberg
	Name:	David Wohlberg
	Title:	President (Principal Executive Officer)

	By:	/s/ C. Kirk Peacock
	Name:	C. Kirk Peacock
	Title:	Chief Financial Officer and Treasurer
(Principal financial and accounting officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2007

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company. (2)
4.1	Subscription Agreement dated April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (1)
4.2	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (1)
4.3	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (1)
4.4	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement of the Registrant. (3)
4.5	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of the common stock of the Registrant. (3)
10.1	Amendment to Agreement, dated June 28, 2007, by and between David Wohlberg and Registrant.*(3)
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(2)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

28