Form 10QSB
period 2007-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2007-11-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(310) 423-0845

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

The Issuer had 11,782,493 shares of its common stock outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

ImmunoCellular Therapeutics, Ltd.

FORM 10-QSB

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2007 (unaudited) and December 31, 2006	1
	Condensed Statement of Operations for the Three and Nine Months Ended September 30, 2007 (unaudited) and 2006(unaudited) and from February 25, 2004 (Inception) to September 30, 2007 (unaudited)	2
	Condensed Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2007 (unaudited) and from February 25, 2004 (Inception) to December 31, 2006	3
	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2007 (unaudited) and 2006 (unaudited) and from February 25, 2004 (Inception) to September 30, 2007 (unaudited)	4
	Notes to Condensed Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Controls and Procedures	24

PART II	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27
EXHIBIT LIST		28

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2006	September 30, 2007

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,060,341	$5,365,392
Other assets	9,399	38,957

Total current assets	1,069,740	5,404,349
Other assets	100	100

Total assets	$1,069,840	$5,404,449

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$75,200	$91,807
Accrued liabilities	27,578	57,056

Total current liabilities	102,778	148,863

Warrant derivatives	777,400	—

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 8,199,779 shares and 11,782,493 shares issued and outstanding as of December 31, 2006 and September 30, 2007, respectively	8,200	11,782
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2006 and September 30, 2007, respectively	—	—
Additional paid in capital	5,591,920	13,943,814
Deficit accumulated during the development stage	(5,410,458)	(8,700,010)

Total shareholders’ equity (deficit)	189,662	5,255,586

Total liabilities and shareholders’ equity	$1,069,840	$5,404,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	February 25, 2004 (Inception) to September 30, 2007

Revenues	$—	$—	$—	$—	$—
Expenses:
Research and development	—	6,143	16,200	71,714	1,002,196
Merger costs	—	—	34,859	—	73,977
Stock based compensation	—	75,740	—	1,229,390	5,333,035
General and administrative	89,912	201,878	286,104	659,650	1,179,258

Total expenses	89,912	283,761	337,163	1,960,754	7,588,466

Loss before other income and income taxes	(89,912)	(283,761)	(337,163)	(1,960,754)	(7,588,466)
Interest income	13,293	61,488	18,125	127,402	157,456
Change in fair value of warrant liability	—	—	—	(1,456,200)	(1,269,000)

Loss before income taxes	(76,619)	(222,273)	(319,038)	(3,289,552)	(8,700,010)
Income taxes	—	—	—	—	—

Net income (loss)	$(76,619)	$(222,273)	$(319,038)	$(3,289,552)	$(8,700,010)

Weighted average number of shares:
Basic and diluted	9,023,699	11,782,493	9,043,356	10,539,156	8,048,894

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.31)	$(1.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share (unaudited)	3,531,603	3,531	4,888,955	—	4,892,486
Exercise of stock options (unaudited)	51,111	51	(51)	—	—
Reclassification of warrant derivative liability (unaudited)	—	—	2,233,600	—	2,233,600
Stock based compensation (options) (unaudited)	—	—	1,229,390	—	1,229,390
Net loss (unaudited)	—	—	—	(3,289,552)	(3,289,552)

Balance at September 30, 2007 (unaudited)	11,782,493	$11,782	$13,943,814	$(8,700,010)	$5,255,586

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	February 25, 2004 (Inception) to September 30, 2007
Cash flows from operating activities:
Net loss	$(319,038)	$(3,289,552)	$(8,700,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Change in fair value of warrant liability	—	1,456,200	1,269,000
Sale of OMI	—	—	(65,000)
Stock-based compensation	59,854	1,229,390	5,333,035
Common stock issued for services	36,547	—	36,546
Common stock issued for research and development	—	—	846,760
Changes in assets and liabilities:
Other assets	(13,496)	(29,558)	(39,057)
Accounts payable	(6,184)	16,607	91,807
Accrued liabilities	(7,305)	29,478	57,056

Net cash used in operating activities	(249,622)	(587,435)	(1,169,863)

Cash flows from investing activities—
Purchase of property and equipment	—	—	(40,000)

Cash flows from financing activities:
Exercise of stock options	—	—	3,522
Proceeds from issuance of common stock under private placements	1,339,000	4,892,486	6,446,486
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	1,339,000	4,892,486	6,575,255

Increase in cash	1,089,378	4,305,051	5,365,392
Cash at beginning of period	30,538	1,060,341	—

Cash at end of period	$1,119,916	$5,365,392	$5,365,392

Supplemental non-cash financing activities—
Reclassification of warrant derivative liability to additional paid in capital	$—	$2,233,600	$2,233,600

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

Interim Results

The accompanying condensed financial statements at September 30, 2007 and for the three and nine month periods ended September 30, 2006 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2006 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of September 30, 2007, the Company had cash and cash equivalents of $5,365,392, including $5,324,143 of cash equivalents.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Nine Months Ended September 30, 2006	Nine months Ended September 30, 2007
Risk-free interest rate	3.65%	4.75%
Expected dividend yield	None	None
Expected life	3.0 years	3.0 years
Expected volatility	100.0%	100.0%

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 14,732,667 shares and 1,913,615 shares at September 30, 2007 and September 30, 2006, respectively.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Related-Party Transactions

Legal Costs

At September 30, 2007 and December 31, 2006, the Company was indebted to a shareholder law firm for legal services for $57,056 and $27,578, respectively, which are included in accrued expenses on the accompanying balance sheets.

Legal services provided by a shareholder law firm for the period from February 25, 2004 (date of inception) to September 30, 2007 was $483,000.

Rent

From February 25, 2004 (date of inception) to September 30, 2007, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

4. Shareholders’ Equity

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the Plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of September 30, 2007, the Company has reserved 1,500,000 shares of common stock for issuance under the Plan and options to purchase approximately 836,660 common shares have been granted and remain outstanding under the Plan.

The following table summarizes stock option activity under the Plan during the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2006	730,660	$0.82
Granted	106,000	$1.26
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding September 30, 2007	836,660	$0.88	5.7	$61,496

Vested or expected to vest at September 30, 2007	695,910	$0.83	6.0	$86,984

A summary of the status of unvested stock options under the Plan as of September 30, 2007 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2006	295,000	$1.00
Granted	106,000	$1.26
Vested	260,250	$1.03
Forfeited	—	$—

Unvested at September 30, 2007	140,750	$1.13

As of September 30, 2007 and 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $101,820 and $0, respectively, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrant Derivatives

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and paid a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, approximately $914,000 was initially allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) expected life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represented a derivative liability that was recorded in the Company’s prior balance sheets. For the nine months ended September 30, 2007, the Company recorded a change in fair value of warrant liability totaling $1,456,200. Upon the declaration of effectiveness of the registration of the common shares underlying the warrants in June 2007, the carrying value of warrant derivatives was reclassified to additional paid in capital in the accompanying balance sheet for the period ended September 30, 2007, as the warrants no longer required derivative liability treatment under EITF Issue No. 00-19.

5. Subsequent Events

On October 29, 2007, as a result of the expiration of the term of the agreement dated as of October 30, 2006 between the Company and David Wohlberg, the employment of Mr. Wohlberg as the Company’s President and Chief Operating Officer terminated.

On November 5, 2007, the Company and C. Kirk Peacock entered into an agreement pursuant to which Mr. Peacock will serve on a part-time basis as the Company’s Interim President, and will continue to serve on a part-time basis as the Company’s Chief Financial Officer, until October 29, 2008 or until terminated earlier in accordance with the provisions of the agreement, with either party having the right to terminate on 30 days notice. Mr. Peacock will receive a salary of $8,000 per month, and Mr. Peacock will receive a seven-year option to purchase 50,000 shares of the Company common stock, such option to vest monthly on a pro rata basis over the term of the agreement, to be exercisable within the term during the period that Mr. Peacock provides services to the Company and for 24 months after Mr. Peacock ceases providing services for any reason other than termination by the Company for cause, and an exercise price equal to the last reported trading price of the Company’s common stock on the OTC Bulletin Board on November 5, 2007.

On November 5, 2007, the Company’s Board of Directors granted each of the Board’s six members an option to purchase 25,000 shares of the Company’s common stock for their services as directors and granted two of the directors another option to purchase 75,000 shares each of the Company’s common stock for their services in connection with the Company’s identifying and acquiring a potential new technology. All of the foregoing options have a seven-year term, an exercise price equal to the last reported trading price of the Company’s common stock on the OTC Bulletin Board on November 5, 2007, and are exercisable within the term during the period that the directors provide services to the Company and for 24 months after they cease providing services for any reason other than termination for cause.

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

On September 15, 2006, we entered into a binding Memorandum of Agreement with Cedars-Sinai Medical Center to acquire an exclusive, worldwide license for a cellular-based therapy technology that we will be developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We completed the acquisition of this technology license from Cedars-Sinai on November 17, 2006. We are funding a Phase I clinical trial of a vaccine product candidate for the treatment of brain tumors based on this technology that commenced in May 2007 and which we anticipate will be completed by early 2009.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property and have not generated any revenues. As a result, we have incurred operating losses and, as of September 30, 2007, we have an accumulated deficit of $8,700,010. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our plan of business operation, see Item 1 in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, entitled “Description of Business.”

Revenues

We had no revenues during the period for the nine months ended September 30, 2007 and 2006, respectively. We incurred a net loss of $3,289,552 and $319,038 for the nine months ended September 30, 2007 and 2006, respectively. We do not expect to generate any operating revenues during 2007.

Expenses

General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $659,650 and $286,104, respectively. The increase in general and administrative expenses is primarily due to our fund raising activities and related public company filings. Research and development expenses for the nine months ended September 30, 2007 and 2006 were $71,714 and $16,200, respectively. The increase in research and development expenses is due to the initiation of our current Phase I clinical trial. We estimate that the cost of our current Phase I clinical trial will be approximately $350,000 and we may incur significant additional research and development expenses should we expand our research and development work on additional potential applications for our existing vaccine technologies or should we acquire additional technologies from one or more third parties. Merger costs for the nine months ended September 30, 2006 were $34,859. Stock based compensation relating to our board of directors, independent consultants and officers for the nine months ended September 30, 2007 and 2006 were $1,229,390 and none, respectively.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $5,255,486, compared to working capital of $966,962 on December 31, 2006. In 2007, we raised net proceeds of approximately $4,892,486 through the sale of our securities in private placements.

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

As of September 30, 2007, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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

Our lead product candidate for the treatment of brain tumors is in an early stage of development, has only been subjected to very limited preliminary human testing, with five patients enrolled to date in our first clinical trial of this candidate. This product candidate will require extensive testing and regulatory marketing approvals before commercialization. Our dendritic cell-based vaccine technology initially will be our sole platform technology and our commercial prospects will be heavily dependent on the outcome of the clinical trials for our lead product candidate. We do not have any full-time employees, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cellular and stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells, and other existing and new companies that may enter the field, may also be developing vaccines of this type.

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

We plan to expand the scope of our operations, and therefore, we will need to obtain and are currently seeking the full-time services of a Chief Executive Officer. Competition for such a person is intense, and there is no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan. As we retain full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels.

Since our Chief Financial Officer also serves as our Interim President, the assessment and certification of our internal controls is limited to one individual and may be less reliable.

In November 2007, our Chief Financial Officer also became our Interim President and principal executive officer. Because our chief financial officer and principal executive officer are the same person, this may make the assessment of our internal control by our chief financial officer and principal executive officer less reliable. We are currently seeking to retain a full-time Chief Executive Officer who would then serve as our principal executive officer, but there can be no assurance that we will be able to retain this person in a timely manner or at all.

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

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our proposed lead product candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We have obtained for our current clinical trial and plan to obtain and maintain product liability insurance coverage for our future clinical trial activities. There is no assurance that we will be able to secure or maintain such insurance in the amounts we are seeking or at all for any of the trials for our proposed lead product candidate or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Dr. John Yu, our Chairman of the Board, and Dr. Keith Black, the Chairman of our Scientific Advisory Board, are full-time employees of Cedars-Sinai, which owns shares of our common stock and where we plan to conduct certain research and development work. Potential conflicts of interest could arise as a result, including for Dr. Yu and Dr. Black in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Sanford Hillsberg, one of our directors and a shareholder of our company, is a member of Troy & Gould Professional Corporation, which owns shares of our common stock and provides legal services for us. Potential conflicts of interest could arise as a result, including for Mr. Hillsberg in performing services for us and in Troy & Gould conducting work for us.

Substantial sales of our common stock could cause our common stock price to fall.

Currently, approximately 6,655,717 shares of our common stock are eligible to be sold in the public market under Rule 144. In June 2007, two registration statements covering 8,915,704 shares of our common stock and an additional 10,960,092 shares of our common stock issuable upon the exercise of warrants and options became effective. Following the effectiveness in September 2007 of an additional registration statement that we filed, 11,782,493 shares of our currently outstanding shares of common stock and another 13,896,007 shares of our common stock issuable upon exercise of warrants and options became eligible to be sold pursuant to the registration statement or Rule 144 or other currently effective registration statements.

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

The Company did not issue any unregistered securities during the three month period ended September 30, 2007 that were not previously reported in a Current Report on Form 8-K.

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

Dated: November 14, 2007	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ C. Kirk Peacock
		Name:	C. Kirk Peacock
		Title:	Interim President (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal financial and accounting officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2007

Exhibit No.	Description

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.