Form 10KSB
period 2007-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2008-03-25
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 033-17264-NY

IMMUNOCELLULAR THERAPEUTICS, LTD.

(Name of small business issuer in its charter)

Delaware	93-1301885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21900 Burbank Boulevard Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 992-2907

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

Issuer’s revenues for its fiscal year ended December 31, 2007: $0

Aggregate market value of the common stock held by non-affiliates of the Issuer as of March 1, 2008 was approximately $6,997,811.

There were 12,582,493 shares of the Company’s common stock outstanding on March 1, 2008.

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

Overview

ImmunoCellular Therapeutics, Ltd. is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Our product candidate portfolio includes cellular immunotherapies targeting cancer antigens and cancer stem cell antigens, and monoclonal antibodies to diagnose and treat several different cancers. Our lead product candidate is a dendritic cell based vaccine in a Phase I clinical trial to treat glioblastoma multiforme, the most common brain tumors, that was initiated in May 2007. Through two important acquisitions in the last two years, we are building capabilities to develop new cancer immunotherapeutic products harnessing mechanisms of immune system surveillance in the human body.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center (“Cedars-Sinai”) to certain technology for use as cellular-based therapies, including dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications.

In February 2008, we entered into an agreement with Molecular Discoveries LLC, a New York limited liability company (“Molecular Discoveries”), covering the Company’s acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The technology acquired under the Molecular Discoveries agreement and now owned by the Company consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of targets (antigens) and monoclonal antibodies for diagnosis and treatment of diverse human diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers.

We contemplate commencing the initial phase of development of a diagnostic/prognostic product for small cell lung cancer and a therapeutic product for the treatment of small cell lung and pancreatic cancers, based upon the acquired proprietary monoclonal antibody candidates. The monoclonal antibody technology is at a pre-clinical stage of development and will require further development before an IND can potentially be filed for human testing of any of the acquired product candidates.

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. The estimated cost of completing the development of our current lead product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to fund completion of the current Phase I clinical trial of our dendritic cell based vaccine and to fund our currently planned level of operations through at least June 2009. We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations.

Company History

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

Our principal executive offices are located at 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367, and our telephone number at that address is (818) 992-2907.

Technology and Proposed Products

Overview

The table below summarizes the status of our product candidates

Product candidate	Target Indication	Status
Cellular Immunotherapy:

ICT-107 (cancer antigen vaccine)	Glioblastoma	Phase I ongoing

ICT-111 (cancer stem cell antigen vaccine)	Glioblastoma and other cancers	Pre-clinical

Monoclonal Antibodies:

ICT-109 (Monoclonal Antibody)	Lung and pancreatic and colon cancer therapeutic	Pre-clinical

ICT-037 (Monoclonal Antibody)	colon, ovarian, multiple myeloma therapeutic and diagnostic	Pre-clinical

ICT-Diagnostic-SCLC	Diagnostic/Prognostic for small cell lung cancer	Pre-clinical

Cancer is caused by abnormal cells that grow in an uncontrolled manner. These cells proliferate and metastasize throughout the body causing tumors which can cause organ failure and death. The current treatments such as surgery, radiation and chemotherapy have limited therapeutic effects and significant undesirable side effects. Our approach is to harness the body’s immune system to provide therapeutics with the ability to fight cancer. There are two arms of the immune system that provide natural protection to the body: the cellular immune system (T-cell based) and the humoral immune system (B-cell based), which uses antibodies to fight foreign invaders. Our strategy is to utilize both of these mechanisms in our product development programs. We believe that the synergy between the two types of immunity can be powerful. Elicitation of a cellular immune response has the potential of long term protection against malignant diseases, while infusion of monoclonal antibodies (concentrated product of the humoral response) has the capacity to confer an immediate shield against the disease. The latter is especially important in cases where the patient’s immune system is compromised due to toxic treatment of the disease and cannot mount an adequate response to the active vaccine. In some situations a combination of a passive vaccine (monoclonal antibodies) aimed at halting the dissemination of cancer cells through the blood followed by an active vaccine when the patient recuperates may constitute an effective synergistic approach.

Cellular ImmunoTherapy

One of our product strategies is the development of cell-based vaccine products that could bolster the body’s natural tendency through its immune system to defend it against malignant brain tumors. Dendritic cells (human derived cells responsible for antigen processing and presentation to the immune system) play a central role in the body’s immune response. They trigger the systems that help the body fight infection or foreign bodies, by initiating a T cell or T cell response to the infection or foreign body. The dendritic cells do this by recognizing, processing and presenting foreign antigens to the T cells, which then effectuate the immune response. The goal of a cell-based vaccine is to (1) make use of and enhance the dendritic cell’s ability to trigger the T cell response and (2) to stimulate the dendritic cell to focus the T cell response to specifically target the cancer cells for destruction.

Even though dendritic cells can be very potent, they are usually not present in sufficient numbers to permit an adequately potent immune response to fight cancer. What is more, dendritic cells often do not react aggressively to malignant tumors; they do not treat the tumor as a foreign body that needs to be destroyed or neutralized. Dendritic cells are powerful potentiators of acquired immunity through an effective presentation of the cancer antigens to T cells which subsequently mediate the killing of the cancer cells. Thus, dendritic cells are critical facilitators of T cell response. Dendritic cell therapy generally involves harvesting dendritic cells from a patient, then culturing and processing them in a laboratory to produce more numerous and effective dendritic cells. In the laboratory, the dendritic cells are cultured with specific antigens that are on tumor cells to enable the dendritic cells to recognize cancer cells as targets for attack. When the newly cultured dendritic cells are injected back into the patient, they seek out remaining tumor cells and signal the T cells to destroy them.

Antibody ImmunoTherapy

The second strategy for our product development is to harness the other arm of the immune system, which uses antibodies that can bind and neutralize any foreign antigen. These antibodies are produced by the B-lymphocytes (B-cells), and each antibody recognizes only one antigen. The antibodies we have acquired from Molecular Discoveries have been created to recognize certain antigens primarily expressed on the cancer cells and not expressed on the normal cells, such that binding to those antigens can lead to death of the tumor cells. We also have acquired an antibody development platform called DIAAD from our technology acquisition from Molecular Discoveries, which may enable us to discover and develop novel antigens and antibodies for cancer cells.

Lead Product Candidate: Cancer Vaccine For Glioblastoma Multiforme

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

Dr. John Yu, our Chairman of the Board and Director of Surgical Neurooncology at the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai, has previously completed two clinical trials at Cedars-Sinai prior to his association with our company using dendritic cells loaded with tumor lysates derived from the patient’s cancer to generate an immune response against intracranial tumors. The result of these early studies preliminarily demonstrated the safety of dendritic cell vaccination as well as biological efficacy in generating specific anti-tumor T cell responses. Based upon some additional pre-clinical research, Dr. Yu and his Cedars-Sinai team have developed what they believe could be a new, improved dendritic cell-based therapeutic vaccine that is our lead product candidate.

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

In a number of laboratory and clinical trials, dendritic cell immunotherapy has succeeded in eliciting a powerful immune response against brain tumor cells, but without achieving significant improvement in length of survival. Similarly, chemotherapy, even using agents specifically designed to attack the DNA of tumor cells and prevent their replication, becomes ineffective as the tumor cells develop drug resistance.

By combining chemotherapy and immunotherapy in a “two wave” approach, we believe that more promising results may be achievable. This would combine a first wave of a dendritic cell-based vaccine that is specifically formulated using highly immunogenic tumor antigens designed to destroy tumor cells and their ability to mutate, followed by a second wave of targeted chemotherapy targeted against the remaining cancer cells that have had their ability to mutate significantly impaired or destroyed by the vaccine.

Our lead product candidate is a new generation dendritic cell-based therapeutic vaccine that consists of a number of specific tumor antigens which, when loaded onto the dendritic cells, are expected to stimulate the body’s T cells to target only these specific proteins on the patient’s tumor cells. This product candidate is an intradermal dendritic cell-based therapeutic vaccine that we plan to use with chemotherapy concomitantly or subsequent to conventional therapy in patients with first diagnosed or recurrent glioblastoma.

We are testing this product in a Phase I clinical trial in patients with glioblastoma. This trial commenced in May 2007 at Cedars-Sinai. Nine patients have been enrolled and treated to date. The IND for this trial was originally submitted to the United States Food and Drug Administration (“FDA”) as a physician IND but has been transferred to us. The primary objective of this first in-human trial with our product candidate, which we anticipate will include a maximum of 30 patients, will be to evaluate safety, feasibility, dose limiting toxicity and an indication of an appropriate immune response. There have been no serious adverse effects noted to date from the vaccine. We are planning to evaluate immune responses to the vaccine on an on-going basis. Enrollment of patients in the trial has been slower than anticipated, and we now anticipate completing this trial by the first half of 2009.

Multi-drug resistance is a serious problem for patients associated with chemotherapy for cancers. Dr. Yu has included in our new vaccine formulation TRP2, a tumor associated protein. Dr. Yu characterized TRP2, which is expressed in glioblastoma cells, as a unique target molecule for tumor lysate vaccination that is a highly immunogenic tumor antigen and is also associated with chemotherapy resistance. He has previously demonstrated an important mechanism whereby targeting TRP2 with dendritic cells could make brain tumors more susceptible to chemotherapeutic agents. Dr. Yu further has demonstrated the important role of TRP2 in the important synergy between chemotherapy and immunotherapy.

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

Immunotherapy Targeting Cancer Stem Cells for Brain and Other Cancers

Dr. Yu’s laboratory at Cedars-Sinai Medical Center was instrumental in identifying the cancer stem cells in glioblastoma. The characterization of cancer stem cells from glioblastoma has provided an opportunity to study the etiology of this dreaded disease and to be engaged in the development of product candidates that would be able to target the cancer stem cells which are believed to be responsible for the initiation and maintenance of glioblastoma. We have continued, initially in a preclinical setting, the preliminary important development work started by Dr. Yu for a vaccine that could kill glioblastoma cancer stem cells. We will seek, subject to successfully completing any necessary pre-clinical development work, to file an IND with the FDA for our stem cell cancer vaccine product candidate before the end of 2008.

Monoclonal Antibodies Targeting Cancer

We have acquired from Molecular Discoveries several MoAbs that react with small cell lung cancer (SCLC) cells, bind to the molecular structure and kill those cells in vitro. The survival rate is significantly higher when the disease is still localized, but only 16% of lung cancers are diagnosed at this early stage according to the American Cancer Society. Thus, the creation of new screening, monitoring and diagnostic tests for early detection and disease follow-up of SCLC may save many lives and prolong the survival of patients afflicted with this devastating disease.

We plan to conduct several studies at key academic institutions to further characterize the utility of these antibodies to screen patients with SCLC by testing serum and tissue samples. Such a diagnostic test can be used to screen patients who have the right epitopes on their cancer cells and are most likely to benefit from such a treatment.

SCLC is the most aggressive form of lung cancer tethered with cigarette smoking. SCLC cases are estimated to constitute about 13% of all lung cancer cases. In the United States, the American Cancer Society estimates 210,000 new lung cancer cases, as well as 161,000 deaths, are expected in 2008. Early diagnosis of SCLC is very difficult, and consequently, the vast majority of patients manifest an established cancer with metastasis at the time of diagnosis.

DIAAD utilizes immunological tolerization to accelerate the discovery of the molecular differences between diseased cells and their normal counterparts. The monoclonal antibodies (MoAbs) produced by DIAAD provide the basis for the discovery and development of our potential diagnostic and therapeutic products.

DIAAD enhances the antibody response of laboratory animals to disease-specific antigens. Antibodies are proteins produced by the body’s immune system that target and selectively bind antigens found on the surface of cancer cells or cells invaded by pathogens such as bacteria and viruses. There are billions of antibodies, each capable of recognizing and binding a different and specific antigen. Antibodies produced from a single B cell are termed “monoclonal” and represent one unique protein sequence with a unique specificity and affinity.

Conventional methods of monoclonal antibody discovery involve immunizing a laboratory animal with diseased cells. Since the majority of the antigens expressed by the diseased cells are also present on normal cells, the vast majority of the antibodies produced also bind to the normal cells. The discovery of antibodies that bind only to the diseased cell involves a lengthy screening process to remove antibodies reacting with normal tissues. Thus, the screen for such an antibody is often exhaustive and time consuming and entails testing thousands of antibodies for their ability to bind selectively to the diseased cell.

DIAAD focuses the immune response on the tumour antigens by first eliminating the immune response directed against antigens on the normal cells. This is done by a process immunologists call tolerization, which is followed by immunizing the tolerized animals with prostate cancer cells. This directs the immune response towards only those antigens that are present on the cancerous but not on the normal cells.

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

Molecular Discoveries Agreement

On February 14, 2008, we entered into an agreement with Molecular Discoveries covering our acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The Molecular Discoveries Agreement also was acknowledged and agreed to by Dr. Cohava Gelber, an inventor of the technology acquired by us under this agreement and an equity owner of Molecular Discoveries. We have retained Dr. Gelber as a consultant to assist us in developing the acquired technology.

The technology acquired under the Molecular Discoveries agreement and now owned by us consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of monoclonal antibodies to detect and treat cancer and other chronic diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers.

The consideration that we paid for the acquired technology consists of (i) the issuance of 800,000 shares of our common stock to Molecular Discoveries and (ii) our reimbursement to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses. We are required to register the shares that we have issued to Molecular Discoveries, who has agreed to not publicly resell more than 100,000 shares in any 90-day period. All of the shares issued to Molecular Discoveries have been placed in escrow to secure its obligations to us under the Molecular Discoveries agreement, with 400,000 shares subject to release in February 2009 and the remaining shares subject to release in February 2010.

We contemplate commencing the initial phase of development of a diagnostic/prognostic product for small cell lung cancer and a therapeutic product for the treatment of small cell lung and pancreatic cancers, based upon the acquired proprietary monoclonal antibody candidates. The monoclonal antibody technology is at a pre-clinical stage of development and will require further development before an IND can potentially be filed for human testing of any of the acquired product candidates.

Intellectual Property

We have acquired exclusive worldwide rights from Cedars-Sinai to the inventions described below. Our dendritic cell based vaccine and cancer stem cell vaccine product candidates are currently covered by patent applications that have been filed in the United States. Our current patent applications for our vaccine technology are as follows:

•

“Cancer Vaccine Including Dendritic Cells Loaded with Tumor-Associated Antigens.” A U.S. patent application has been filed relating to a vaccine including dendritic cells loaded with tumor-associated antigens.

•

“Cancer Vaccine Including Antigens Obtained From Cancer Stem Cells.” A U.S. patent application has been filed relating to a vaccine including dendritic cells loaded with antigens obtained from cancer stem cells.

•

“Use of COX-2 Inhibitors to Prevent T-Cell Anergy Induced by Dendritic Cell Therapy.” A U.S. patent application has been filed relating to the use of COX-2 inhibitors in combination with a therapeutic dendritic cell vaccine for treating cancer.

•

“Intratumoral Delivery of Dendritic Cells.” Patent rights based on an International PCT Patent Application are pending in Europe and South Korea for intellectual property on the treatment of a tumor by administering dendritic cells either directly into the tumor or into its surrounding tissue.

In addition, we have acquired exclusive worldwide ownership rights to four granted U.S. patents and 16 U. S. and foreign patent applications through our acquisition of the monoclonal antibody related technology from Molecular Discoveries. The issued patents relate to monoclonal antibodies targeting various cancers, including human myeloma, ovarian cancer and small cell lung cancer.

Employees

We have one full-time employee, our President and Chief Executive Officer. Our Chairman of the Board and Chief Financial Officer work part-time for us.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors that has been approved for marketing in Switzerland), and other companies may also be developing vaccines of this type.

A number of monoclonal antibody products currently are being marketed for the treatment of cancer, including Rituxan®, Herceptin®, Compath®, Avastin®, Erbitux®, Vectibix®, Zevatin®, and Bexxar®, and numerous other monoclonal antibody based products are under development for the treatment of cancer. In the monoclonal antibody space, we will be directly competing against a number of other well established pharmaceutical and biotech companies such as Genentech, Seattle Genetics, Immunomedica, Medarex, Immunogen and others. Several of these companies are also targeting lung, pancreatic and colon cancer.

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

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission, requirements, which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. We also will be subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. In addition, we will be subject to various laws and regulations governing laboratory practices and the experimental use of animals. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of product approvals, seize or recall products, and deny or withdraw approvals.

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

We are a recently formed development-stage company that has only recently commence any significant research and development activity. There is no assurance that we will be able to satisfactorily develop our dendritic cell-based cancer vaccine technology and to market our proposed product candidates or that our proposed product candidates will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any revenues to date, and we do not expect to generate any such revenues for a number of years.

Our lead product candidate for the treatment of glioblastoma multiforme is in an early stage of development, has been subjected to only very limited human testing and will require extensive testing and regulatory marketing approvals before commercialization. The enrollment of patients to date in our clinical trial of this product candidate has proceeded more slowly than anticipated and we may continue to enroll patients at a slower rate than we currently expect. Our dendritic cell-based vaccine technology and our recently acquired molecular antibody based technology currently are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of the clinical trials for our lead vaccine product candidate and our ability to successfully develop and then clinically test one or more molecular antibody product candidates. We have only one full-time employee, our President and Chief Executive Officer, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and molecular antibodies in particular. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our lead vaccine product candidate, our molecular antibody product candidates or any future product candidates;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our lead vaccine product candidate, our molecular antibody product candidates or any future product candidates;

•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;

•

establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our lead vaccine product candidate, our molecular antibody product candidates or any future product candidates; and

•

market our lead vaccine product candidate, our molecular antibody product candidates or any future product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

We have a history of losses, expect future losses and cannot assure you that we will ever become or remain profitable.

We have not generated any revenues and have incurred operating losses since our inception and we expect to continue to incur operating losses for the foreseeable future. There is no assurance that we will be able to develop or market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present or future product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We believe that our existing cash balances will be sufficient to complete the current Phase I clinical trial of our dendritic cell based vaccine and to fund our currently planned level of operations through at least June 2009. We will need significant funding to carry out all of our planned development work on our lead vaccine product candidate, our molecular antibody product candidates and future product candidates and to expand the scope of our operations (including seeking to employ additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our current or any future product candidates could be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

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

We are heavily dependent upon Dr. John Yu, both for past research and as we develop our lead vaccine product candidate or any future vaccine product candidates. His laboratory at Cedars-Sinai has been financed in part by Cedars-Sinai (which is the licensor of our cellular-based therapy technology) and the National Institutes of Health (“NIH”). Cedars-Sinai or the NIH or other governmental agencies could promulgate new rules and regulations that might interfere with our product development or ownership rights if we wish to access on a contractual basis Dr. Yu’s laboratory at Cedars-Sinai in connection with our research and development activities.

Our current product candidates and any future product candidates will be based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, the FDA has limited experience with dendritic cell-based therapeutics and has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our lead vaccine product candidate or any future vaccine product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. In addition, the manufacture of biological products, including dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

Because of the early stage of development of our lead vaccine product candidate, we do not know if we will be able to generate data that will support the filing of a biologics license or new drug application for this product candidate or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of this product candidate or the development of any of our any future product candidates. Delays in clinical trials could reduce the commercial viability of our lead product candidate and any future product candidates.

We are required to pay substantial royalties under our license agreement with Cedars-Sinai, and we must meet certain milestones to maintain our license rights.

Under our license agreement with Cedars-Sinai for our cellular-based therapy technology, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the Cedars-Sinai license agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidate and in the raising of funding (including initiating a Phase II clinical trial of our lead vaccine product candidate by December 31, 2008). We do not anticipate initiating a Phase II trial of our lead vaccine product candidate by December 31, 2008, and if we are unable to timely cure this failure, we may lose our rights in the technology licensed from Cedars-Sinai unless that institution waives or modifies that milestone requirement. There also is no assurance that we will be successful in meeting other future milestones on a timely basis or at all.

Before we can market our lead product candidate or any future product candidates, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Our current product candidates and any future product candidates that we will be developing will require approval of the U.S. Food and Drug Administration (“FDA”) before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high and no dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing. The FDA may require pre-clinical work for our molecular antibody product candidates beyond what we currently plan to conduct, which could necessitate significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for these product candidates. The formulation of our lead vaccine product candidate has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product and other factors. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

Our lead vaccine product candidate and any future product candidates may not be eligible for Orphan Drug status.

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. Although another investigational dendritic cell-based brain tumor vaccine being developed by another company has received orphan drug status, we may seek orphan drug status for our glioblastoma multiforme vaccine product candidate or any future product candidates if we believe they meet the eligibility criterion for this status. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

Fast Track designation for development of our lead vaccine product candidate or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidate will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our lead glioblastoma multiforme vaccine candidate or any other product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

Because our current product candidates represent and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third party reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our current product candidates or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially, adversely affect the value of our common stock.

Other factors that are presently unknown to us that we believe will materially affect market acceptance of our current product candidates or any future product candidates include:

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

Most of the companies with which we compete have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases, including brain cancers, that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience and expertise in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that will or may compete with our current product candidates or other future potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

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

A number of monoclonal antibody products currently are being marketed for the treatment of cancer, including Rituxan®, Herceptin®, Compath®, Avastin®, Erbitux®, Vectibix®, Zevatin®, and Bexxar®, and numerous other monoclonal antibody based products are under development for the treatment of cancer. Accordingly, our monoclonal antibody products, if marketed, can be expected to compete with our monoclonal antibody products (as well as other products for the treatment of cancer) that are well established and marketed by substantial organizations.

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

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current product candidates or any future product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our lead product candidate or any future product candidates, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. We will need to engage a firm with expertise in producing a humanized form of our molecular antibody product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. Accordingly, we will seek to enter, at the appropriate time, into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have not yet identified or entered into discussions with any company for any strategic alliances or other licensing or contract arrangements. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product is delayed or sales of an approved product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates could be delayed or terminated.

To the extent that we rely on third party individuals or other companies to manage the day-to-day conduct of our clinical trials or to manufacture, sell or market our current product candidates or any future product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we might utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a firm producing humanized forms of our molecular antibody product candidates or a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our current product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our lead product candidate and any future product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The very nature of the product may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee; which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have significant negative repercussions on the value of the product candidate and may have negative repercussions on the company and on the shareholders.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review.

Following any initial regulatory approval of any products we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks, including the continuation of a contractual or other relationship with the third party manufacturer, and reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising also will be subject to regulatory requirements and continuing FDA review.

The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies, including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

Our patents may not protect the proprietorship of our products.

Our ability to compete successfully will depend significantly on our ability to defend patents that may have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others or others infringing on our proprietary rights. Although Cedars-Sinai as our licensor has filed applications relative to our cancer vaccine technology, we are responsible going forward to prosecute these patent applications, we do not currently own or have licensed rights to any issued patents covering our cancer vaccine technology, and there is no guarantee that these patent applications will lead to issued patents.

Issuance of patents based upon the various patent applications licensed from Cedars-Sinai will depend upon the U.S. and foreign patent agencies being able to determine that the claims made in these applications were not already publicly known or were not obvious from prior published patents and literature, including the extensive previous vaccine work performed and published by Dr. John Yu and other researchers at Cedars-Sinai. One of the provisional applications in the licensed portfolio covered the use of a specific antigen, TRP-2, in vaccines. We have decided that in light of our present research interests and commercial strategies, as well as prior published literature, we will not pursue this application. Although TRP-2 is one of the antigens used in our lead vaccine product candidate, we have been seeking patent protection for this vaccine through our licensed multiple antigen patent application and not through the withdrawn TRP-2 patent application. The TRP-2 patent application did not cover in any material respect the technology incorporated in any other potential vaccine product candidate that we are currently contemplating for future development.

Even if we are able to obtain patent protection for our lead vaccine product candidate or any of our other current or future product candidates, there is no guarantee that the coverage of these patents or the existing patents we own covering our monoclonal antibody based technology, will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties or protect us against our infringement of the proprietary rights of third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources. Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves as our Chairman of the Board, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights. We acquired our monoclonal antibody related technology from Molecular Discoveries, but third parties who previously employed that company’s lead scientist could potentially assert ownership claims to the technology. We do not have any issued patents or patent applications covering DIAAD and may not be able to protect this technology through any trade secrets that we may hold or future patents, if any, that we may seek to obtain.

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

The manufacture, use or sale of our current product candidates or any future product candidates may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

Should third parties patent specific cells, systems, receptors, molecular antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and molecular antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or molecular antibody based technologies and that licensing and cross licensing of these rights among various competitors may arise. It may be necessary for us to license certain rights from others for their technologies so that we can develop our current product candidates or any future product candidates, but we may not be able to do so on attractive terms or at all. Cedars-Sinai has previously granted another institution rights to the use of certain peptide materials that we may seek to incorporate into one or more of our cellular-based therapy product candidates. We may be required to obtain a license from that other institution if we wish to use these materials. If we are unable to obtain this license, we would be required to develop vaccine products without the potential enhanced benefits that could be provided by these materials.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our current product candidates or any future product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our current product candidates or any future product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm to us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

We will be dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

Except for our President and Chief Executive Officer, we do not have any full-time management personnel. We are dependent on our officers and directors for their scientific or managerial skills,

including Dr. John Yu, our Chairman of the Board, and Dr. Manish Singh, our President and Chief Executive Officer. However, these individuals (with the exception of Dr. Singh) are associated with us on a part-time basis only. We do not currently maintain key man life insurance on Drs. Yu and Singh, we do not have an employment contract with Dr. Yu and our employment contract with Dr. Singh expires in February 2009, and the loss of either of their services would materially, adversely affect our business.

We have recently obtained the full-time services of a President and Chief Executive Officer. As we retain additional full-time senior personnel, our overhead expenses for salaries and related items will increase substantially from current levels. Competition for such personnel is intense, and there is no assurance that we will be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan.

The market success of our current product candidates and any future product candidates will be dependent in part upon third-party reimbursement policies that have not yet been established for our product candidates.

Our ability to successfully commercialize and penetrate the market for our current product candidate and any future product candidates is likely to depend significantly on the availability of reimbursement for our lead product candidate or any future product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow the price of our product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products, which currently is reimbursable, they may be unwilling to use our product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly-approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our lead proposed product candidate and any future product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current lead products candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities and have obtained this coverage for the current clinical trial of our glioblastoma multiforme vaccine. There is no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for any of the future trials for our current product candidates or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 1, 2008, our directors and executive officers and their affiliates beneficially owned approximately 41.42% of our outstanding common stock. Dr. John Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name three of our directors, may be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Potential conflicts of interest could arise for certain members of our management team in the performance of their services for us.

Dr. John Yu, our Chairman of the Board, and Dr. Keith Black, the Chairman of our Scientific Advisory Board, are full-time employees of Cedars-Sinai, which owns shares of our common stock and where we plan to conduct certain research and development work, including the current clinical trial of our glioblastoma multiforme vaccine. Potential conflicts of interest could arise as a result, including for Dr. Yu and Dr. Black in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Dr. Yu and other scientists associated with Dr. Yu at Cedars-Sinai may perform research in the field of brain tumors that is sponsored by other third parties. We will not acquire any interest in the intellectual property generated by this research, including a clinical trial currently being conducted with a dendritic cell vaccine in combination with certain intracranial chemotherapy. These studies may compete for patients to be enrolled in clinical trials with our current or future clinical trials.

Substantial sales of our common stock could cause our common stock price to fall.

Currently, approximately 11,782,493 shares of our currently outstanding common stock and another 14,934,919 shares of our common stock issuable upon exercise of warrants and options are eligible to be sold pursuant to Rule 144 or currently effective registration statements. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We currently maintain our corporate office in Woodland Hills, California under a one-year lease at a monthly rental rate of $1,507. We do not lease or own any other real property.

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

Our annual meeting of stockholders scheduled for November 5, 2007 was adjourned to and held on December 3, 2007. The following summarizes the proposals voted on at that meeting.

Proposal 1 -	The election of Jacqueline Brandwynne, Richard A. Cowell, Robert L. Martuza, M. D., Manfred Mosk, Ph.D. and John Yu, M.D. to serve as all of the members of the Board of Directors, with the following vote totals:

•	5,670,224 votes were cast for the election of Ms. Brandwynne to the Corporation’s Board of Directors and 548,834 votes were withheld.

•	5,670,224 votes were cast for the election of Mr. Cowell to the Corporation’s Board of Directors and 548,834 votes were withheld.

•	6,057,224 votes were cast for the election of Dr. Martuza to the Corporation’s Board of Directors and 161,834 votes were withheld.

•	5,670,224 votes were cast for the election of Dr. Mosk to the Corporation’s Board of Directors and 548,834 votes were withheld.

•	5,670,224 votes were cast for the election of Dr. Yu to the Corporation’s Board of Directors and 548,834 votes were withheld.

Proposal 2 -	The ratification of the appointment of Stonefield Josephson, Inc. as the Corporation’s independent registered public accounting firm for the year ended December 31, 2007 was approved with 5,523,966 votes cast for, 1,000 votes cast against ratifying such appointment, and 694,092 votes abstained.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

There was little or no trading in our common stock prior to our merger with Spectral Molecular Imaging in January 2006, and there has only been very limited trading since then. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
March 31, 2007	2.91	0.85
June 30, 2007	3.50	1.17
September 30, 2007	1.39	0.83
December 31, 2007	1.30	0.55
January 1, 2008 through March 1, 2008	0.85	0.53

Stockholders

As of March 1, 2008, there were approximately 200 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Overview

On January 31, 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Annual Report and the description of our results of operations and financial condition, reflect the operations of Spectral Molecular Imaging.

In May 2006, we decided to suspend our research and development activities on Spectral Molecular Imaging’s spectral imaging technology, and on September 11, 2006, we sold all of the outstanding capital stock of Spectral Molecular Imaging to Dr. Daniel Farkas, a co-founder of Spectral Molecular Imaging and inventor of its technology.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center for certain cellular-based therapy technology that we will be developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We are currently funding a Phase I clinical trial of a vaccine product candidate for the treatment of glioblastoma multiforme based on this technology that we anticipate will be completed by the first half of 2009.

In February 2008, we acquired certain monoclonal antibody related technology owned by Molecular Discoveries LLC. This technology consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of targets (antigens) and monoclonal antibodies for diagnosis and treatment of diverse human diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers.

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our lead vaccine product candidate, and have not generated any revenues. As a result, we have incurred operating losses and, as of December 31, 2007, we had an accumulated deficit of $9,025,211. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our plan of business operation, see Item 1 of this Annual Report, entitled “Description of Business.”

Revenues

We had no revenues during the twelve months ended December 31, 2006 or during the twelve months ended December 31, 2007. We incurred a net loss of $5,152,713 for the twelve months ended December 31, 2006, and a net loss of $3,614,753 for the twelve months ended December 31, 2007. We do not expect to generate any operating revenues during 2008.

Expenses

General and administrative expenses for the twelve months ended December 31, 2006 and for the twelve months ended December 31, 2007 were $459,263 and $946,022, respectively. Research and development expenses for the twelve months ended December 31, 2006 and for the twelve months ended December 31, 2007 were $772,200 and $77,857, respectively. We had $4,797,645 of non-cash expense for the twelve months ended December 31, 2006, including $694,000 paid in stock for our license from Cedars-Sinai and $4,103,645 in stock-based compensation. We had $2,752,914 of non-cash expense for the twelve months ended December 31, 2007, including $1,296,714 in stock based compensation and $1,456,200 in change in fair value of warrant liability.

We expect our general and administrative expenses to increase significantly during 2008 as compared to 2007 as we expand the scope of our operations. We estimate that the cost of our research and development work will exceed $1,000,000 in 2008, and we may incur significant additional research and development expenses should we expand our research and development work on additional potential applications for our existing technologies or should we acquire additional technologies from one or more third parties.

Loss

We incurred a net loss of $5,152,713 for the twelve months ended December 31, 2006, and a net loss of $3,614,753 for the twelve months ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $4,997,609, compared to working capital of $966,962 on December 31, 2006. In 2007, we raised net proceeds of approximately $4,892,486 through the sale of our securities in private placements.

The estimated cost of completing the development of our lead vaccine product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to complete our current Phase I clinical trial and to fund our currently planned level of operations through at least June 2009, although there is no assurance that such proceeds will be sufficient for this purpose.

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

As of December 31, 2007, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the period from February 25, 2004 to December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During 2007, 2006 and 2005, we recorded an expense of $77,857, $772,200 and $152,760, respectively, related to research and development activities.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in our consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (the “SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

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

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded,

processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This report is provided by our management pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder. Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting.

Our control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of our internal control over financial reporting, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Dr. Manfred Mosk resigned as a member of our Board of Directors effective March 19, 2008.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
John S. Yu, M.D.(1)(2)	44	Chairman of the Board
Manish Singh, Ph.D.(2)	39	President, Chief Executive Officer and Director
C. Kirk Peacock	39	Treasurer and Chief Financial Officer
Jacqueline Brandwynne(2)	70	Director
Richard A. Cowell(3)	60	Director
Robert L. Martuza, M.D.(1)	59	Director

(1)	Members of our Compensation Committee
(2)	Members of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. Our Board of Directors has determined that all of our directors other than Dr. Singh are independent directors as defined in the Nasdaq rules governing members of boards of directors. Under his current right to designate two other members of our Board of Directors, Dr. Yu designated Dr. Robert Martuza in December 2006 and Jacqueline Brandwynne in January 2007 to serve as two of our directors. Dr. Manfred Mosk resigned from our Board of Directors effective March 19, 2008.

John S. Yu, M.D., Chairman of the Board

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

Manish Singh, Ph.D., President, Chief Executive Officer and Director

Dr. Singh has served as our President, Chief Executive Officer and as a director since February 2008. Dr. Singh served as a Director at California Technology Ventures, a venture capital firm from June 2003 to December 2007. He managed investments made by that venture capital firm in a number of medical device and biotechnology companies and served as a board director or board observer for several of the firm’s portfolio companies. Dr. Singh co-founded and served as acting Chief Executive Officer of Aliva Biopharmaceuticals, an early stage company focusing on DNA engineering to produce human monoclonal antibodies and humanized mice, from January 2006 to December 2007. From October 1995 to June 2002, he held various management and scientific positions with Odysseus Solutions, Cell Genesys, Chiron Corporation and Genetic Therapy, Inc. Dr. Singh has an MBA from UCLA, a Ph.D. in Chemical and Biochemical Engineering from the University of Maryland Baltimore County, an M.S. in Chemical Engineering from Worcester Polytechnic Institute and a B.S. in Chemical Engineering from the Indian Institute of Technology, Roorkee.

C. Kirk Peacock, Chief Financial Officer

Mr. Peacock has served as our Chief Financial Officer on a part-time basis since January 2006 and previously served in that capacity from May 2005 until September 2006 for our predecessor company on a part-time basis. He also served on a part-time basis as our interim President from November 2007 to February 2008. Mr. Peacock is a Certified Public Accountant and previously was Chief Financial Officer with CytRx Corporation, a ribonucleic acid interference and biopharmaceutical company focused on the development and commercialization of high-value human therapeutics from August 2003 through July 2004. Mr. Peacock has experience as Chief Financial Officer with several start-up companies, including DigitalMed, Inc., a venture-backed subsidiary of Tenet Healthcare, and Ants.Com, Inc., a venture-backed company of Bertelsmann Ventures. Mr. Peacock was also a manager with a large, international accounting firm for a number of years. Mr. Peacock serves as a director on the Board of Directors and a member of the Audit Committee of Laird Norton Company LLC. Mr. Peacock is a graduate of Claremont McKenna College.

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

Colonel Richard A. Cowell, USA, (Ret.), Director

Colonel Richard A. Cowell, USA, (Ret.) has served as a director since June 2007. Colonel Cowell is a Principal at Booz Allen Hamilton, Inc., where he is involved in advanced concepts, technology experimentation and integration, and establishing new business operations. Prior to joining Booz Allen Hamilton in March 1996, Colonel Cowell served in the United States Army for 25 years. Mr. Cowell serves as a director and Chair of the Audit Committee for Microvision, Inc. He holds a Top Secret security clearance with special accesses based on a special background investigation. Mr. Cowell holds a B.S. degree in accounting from Ohio State University.

Robert L. Martuza, M.D., Director

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

Committees of the Board

Our Board of Directors has established an Audit Committee currently consisting of Richard Cowell, as Chairman, and sole member.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of our financial statements and reports;

•	the independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee appoints the outside auditors, reviews with the outside auditors the plans and results of the audit engagement, approves permitted non-audit services provided by our independent auditors and reviews the independence of the auditors. Richard Cowell has been designated as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-B of the Exchange Act.

Our Board of Directors has established a Compensation Committee currently consisting of Drs. John Yu and Robert Martuza. The Compensation Committee reviews, and makes recommendations to the full Board of Directors relating to, the compensation of our officers and directors, including our officers’ annual salaries and bonuses and the terms and conditions of option grants to our officers and directors under our stock incentive plan.

Our Board of Directors has established a Nominating and Corporate Governance Committee currently consisting of Jacqueline Brandwynne, as Chairwoman, and Drs. John Yu and Manish Singh. The Nominating and Corporate Governance Committee develops and recommends corporate governance guidelines to the Board, selects or recommends for selection nominees to serve on the Board, and oversees the evaluation of the Board and its committees.

Scientific Advisory Board

We have established a Scientific Advisory Board currently consisting of Dr. Keith Black, as Chairman, and Dr. Silvia Formenti to assist our management in the areas of expertise of the members of our Scientific Advisory Board. With Dr. Black, we are in the process of identifying and recruiting additional individuals to serve on this board.

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

Silvia Chiara Formenti, M.D.

Dr. Formenti has served on our Scientific Advisory Board since June 2007. Dr. Formenti was appointed in 2000 as the first Sandra and Edward H. Meyer Chairman of the new Department of Radiation Oncology at New York University. Widely respected for her work in breast and cervical cancer, Dr. Formenti joined NYU from the University of Southern California, Keck School of Medicine in Los Angeles, where she was a tenured Associate Professor of both Radiation Oncology and Medicine. In addition to her role as Chairman of the NYU Department of Radiation Oncology, Dr. Formenti is currently the Associate Director for Clinical Research as well as the Leader of the Breast Cancer Research Program of the NYU Cancer Institute, where she oversees the clinical and research efforts of over 30 investigators.

A prolific researcher, Dr. Formenti is currently principal or co-principal investigator on five multi-year peer-reviewed grants. She has devoted her research career to the study of women’s malignancies, with a particular focus on underserved patients and Latina women. She has pioneered the use of concurrent chemo-radiation in the neo-adjuvant (before surgery) setting, an ideal setting to explore associations of pre-treatment tumor molecular markers with the extent of pathological response (response in the removed surgical specimen) after chemo-radiation. This research has been consistently funded by the NIH and ACS. The translational component of this research consists of several collaborations with basic scientists to identify in the laboratory which molecular tumor marker might determine response to a specific treatment. In addition, she is studying how chemo-radiation induced cell-death affects patient’s immunity.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, Woodland Hills, California 91367.

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

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2007 to David Wohlberg, who served as our President and Chief Operating Officer until October 29, 2007, and to C. Kirk Peacock, who served as our Interim President from November 5, 2007 to February 18, 2008 and who has served as our Chief Financial Officer since May 16, 2005. Our company did not pay any compensation to any officer for services in 2004 or 2005, and we did not pay any other person compensation that exceeded $100,000 during the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(5)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Wohlberg	2007	$62,500	(1)	—	—	—		—	—	—	$62,500
President and Chief Operating Officer
	2006	$16,734	(2)	—	—	$118,400	(6)	—	—	—	$135,134
C. Kirk Peacock	2007	$48,500	(3)			32,000	(7)				$80,500
Interim President and Chief Financial Officer
	2006	$15,734	(4)			48,000	(8)				$63,734

(1)	Includes $2,500 per month for the period from January 1, 2007 through May 31, 2007 and $10,000 per month for the period June 1, 2007 through October 29, 2007 for services rendered to us as President and Chief Operating Officer.
(2)	Includes $2,000 per month for the period from May 1, 2006 through November 16, 2006 and $2,500 per month for the period November 17, 2006 through December 31, 2006 for services rendered to us as President and Chief Operating Officer.
(3)	Includes $2,500 per month for the period from January 1, 2007 through May 31, 2007, $4,000 per month from June 1 through October 29, 2007 and $8,000 per month from October 30, 2007 through December 31, 2007 for services as Treasurer and Chief Financial Officer from January 1, 2007 through November 4, 2007 and for services as Interim President and Chief Financial Officer from November 5, 2007 through December 31, 2007.
(4)	Includes $2,000 per month for the period from May 16, 2006 through November 16, 2006 and $2,500 per month for the period November 17, 2006 through December 31, 2006 for services rendered to us as Treasurer and Chief Financial Officer.
(5)	This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to the named executive, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.
(6)	Includes (i) a seven-year option to purchase 90,000 shares of our common stock granted October 30, 2006 at an exercise price of $1.00 per share, vesting upon grant, for services rendered as President and Chief Operating Officer from May 1, 2006 through October 29, 2006 and (ii) a seven-year option to purchase 95,000 shares of our common stock granted October 30, 2006, at an exercise price of $1.00 per share, vesting quarterly over a one-year period following the date of grant, for services rendered as President and Chief Operating Officer commencing October 30, 2006. Also includes a fully vested option to purchase 40,000 shares of our common stock granted on October 30, 2006 at an exercise price of $1.00 per share for prior service as a director of our predecessor company and our company through October 30, 2006.
(7)	Includes a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2007 at an exercise price of $1.30 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Treasurer and Chief Financial Officer commencing October 30, 2007 and also as Interim President commencing November 5, 2007.
(8)

Includes (i) a seven-year option to purchase 25,000 shares of our common stock granted October 30, 2006 at an exercise price of $1.00 per share, vesting upon grant, for services rendered as Treasurer and Chief Financial

Officer from May 16, 2006 through October 29, 2006 and (ii) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2006, at an exercise price of $1.00 per share, vesting quarterly over a one-year period following the date of grant, for services rendered as Treasurer and Chief Financial Officer commencing October 30, 2006.

Stock Option Grants

The following table sets forth information as of December 31, 2007 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2007

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Wohlberg	150,479	(1)	—			$0.35	04-20-12
	40,000	(2)	—			1.00	10-29-13
	90,000	(2)	—			1.00	10-29-13
	95,000	(3)	—			1.00	10-29-13
C. Kirk Peacock	50,181	(4)	—			0.35	05-15-10
	25,000	(2)	—			1.00	10-29-13
	50,000	(3)	—			1.00	10-29-13
	8,334	(5)	41,666	(5)		1.30	10-29-14

(1)	Vested 25% quarterly commencing on May 1, 2005.
(2)	Vested upon grant, October 30, 2006.
(3)	Vests 25% quarterly commencing on October 30, 2006.
(4)	Vested monthly following grant commencing on May 16, 2005.
(5)	Vests monthly following grant commencing on October 30, 2007.

Compensation of Directors

On November 5, 2007, the Board of Directors adopted a compensation program for the directors whereby each director will receive compensation in the form of cash and stock options for serving on the board as well as serving on board committees. The cash compensation consists of an annual retainer of $10,000 for serving as a director, a fee of $1,000 for each Board meeting attended, and a fee of $750 for each Board committee meeting attended. In addition, the Chairman of the Board will receive a $25,000 annual retainer, and the Chairperson of each of the Board committees will receive a $15,000 annual retainer. All fees are to be paid quarterly. Seven-year non-qualified stock options to purchase 25,000 shares of the Corporation’s common stock are to be granted annually on the date of the annual shareholders’ meeting to each director at an exercise price equal to the last reported trading price of the Corporation’s common stock on that day, with such option to vest quarterly over the one-year period following the date of grant.

During the fiscal year ended December 31, 2007, we paid our directors cash compensation for serving on the Board of Directors and committees of the Board and granted each of our directors seven-year options to purchase 25,000 shares of our common stock. All of the foregoing options, granted to the directors in November 2007 have an exercise price of $1.30 per share. In November 2007, we also granted to each of two of our directors, Ms. Brandwynne and Dr. Mosk, a seven-year option to purchase 75,000 shares of our common stock at an exercise price of $1.30 per share for their identification, time consuming efforts and facilitation of the acquisition of the monoclonal antibody related technology from Molecular Discoveries, with such options to vest upon the closing of such acquisition.

The following table sets forth information concerning the compensation paid to each of our directors during 2007 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacqueline Brandwynne	7,250		119,000				126,250
Richard A. Cowell	8,000		63,500				71,500
Sanford J. Hillsberg	3,500		20,500				24,000
Robert L. Martuza	3,500	—	20,500	—	—	—	24,000
Manfred Mosk	7,250	—	82,000	—	—	—	89,250
John Yu	9,750	—	20,500	—	—	—	30,250

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the named director in fiscal year 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note 2 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.
(2)	On November 5, 2007 we granted a seven-year non-qualified option to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.30 per share to each of our directors, vesting quarterly over a one-year period, for their services as directors for the one-year period commencing November 5, 2007. Upon Mr. Hillsberg’s ceasing to serve as a director effective December 3, 2007 following his decision to not stand for re-election at the annual shareholders meeting, his 25,000 unvested shares were cancelled.

Upon Dr. Mosk ceasing to serve as a director effective March 19, 2008, his 18,750 unvested shares were cancelled.

Stock Incentive Plan

We have adopted an equity incentive plan, the 2006 Equity Incentive Plan, pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 2,250,000 shares of common stock to our employees, officers, directors, consultants and advisors. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The 2006 Equity Incentive Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2006 Equity Incentive Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant. The maximum number of options that may be granted in any fiscal year to any participant is 600,000.

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

During the fourth quarter of 2007, under the 2006 Equity Incentive Plan, we granted options for 350,000 shares at an exercise price of $1.30. As of December 31, 2007, there were outstanding options under our 2006 Equity Incentive Plan to purchase approximately 1,161,660 shares of our common stock at a weighted- average exercise price of approximately $0.98 per share.

In November 2007, we granted an option to purchase 25,000 shares of common stock to each of the directors for their service as a director for the one-year period commencing November 3, 2007. Each of the options granted to the directors has a term of seven years, has an exercise price of $1.30 per share and may be exercised within their term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause. Upon Mr. Hillsberg’s ceasing to serve as a director effective December 3, 2007 following his decision to not stand for re-election at the annual shareholders meeting, his 25,000 unvested option shares were cancelled.

In November 2007, we granted a seven-year non-qualified option to purchase 75,000 shares of common stock each to Ms. Brandwynne and Dr. Mosk for their facilitation of the acquisition of our monoclonal antibody related technology from Molecular Discoveries, with such options to vest upon the final closing of such acquisition. The options have an exercise price of $1.30 per share and may be exercised within their term during the period that the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In November 2007, we granted a seven-year non-qualified option to purchase 50,000 shares of common stock at an exercise price of $1.30 per share to C. Kirk Peacock in accordance with his employment contract, with one-twelfth of the shares vesting each month for the year following the date of grant. This option may be exercised within its term during the period the grantee provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause.

In February 2008, we granted a five-year non-qualified option to purchase 75,000 shares of our common stock at an exercise price of $0.53 per share to Dr. Cohava Gelber pursuant to a consulting agreement with Dr. Gelber, with such option to vest 5,000 shares per month for ten months following the date of grant and the remaining shares to vest upon completion of milestones contained in the consulting agreement. Also, in February 2008 a seven-year non-qualified option to purchase 600,000 shares of our common stock at an exercise price of $1.00 per share was granted to Dr. Manish Singh upon his employment as our President and Chief Executive Officer, with vesting subject to shareholder approval of additional authorized shares under the 2006 Equity Incentive Plan.

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

Effective as of November 5, 2007, the Company entered into a new agreement with C. Kirk Peacock under which Mr. Peacock agreed to serve as Interim President and to continue to serve as Chief Financial Officer for a one-year term, subject to earlier termination by the Company or Mr. Peacock on

30 days notice. Mr. Peacock will provide his services to the Company on a part-time basis. Under the agreement with Mr. Peacock, he will receive a salary of $8,000 per month and was granted an option with a seven-year term to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.30 per share, vesting monthly for the year following the date of grant. Such option may be exercised within its term during the period Mr. Peacock provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause.

Effective as of February 18, 2008, the Company entered into an employment agreement with Dr. Manish Singh under which Dr. Singh will serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2008. Under the agreement, Dr. Singh will receive an annual salary of $200,000, a $100,000 bonus if the Company generates aggregate net financing proceeds of at least $5,000,000 during the term of the agreement and an additional bonus of $100,000 if the Company generates aggregate net financing proceeds of at least $10,000,000 during the term of the agreement. Pursuant to the agreement, the Company granted to Dr. Singh a seven-year non-qualified stock option to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.00 per share, vesting monthly for the year following the date of grant. This option is subject to cancellation in the event of, and may not be exercised unless and until, the Company’s shareholders approve an increase in the authorized number of shares covered by the 2006 Equity Incentive Plan. Such option may be exercised within its term during the period Dr. Singh provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh serve as a member of the Company’s Board of Directors during the term of the Employment Agreement.

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminates the Employment Agreement due to (i) his principal place of work for the Company being relocated by more than 50 miles, (ii) a material change in his duties, (iii) a failure by the Company to pay him any of his contractual compensation, (iv) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him or (v) a failure by the Company to obtain approval of the increase in the number of authorized shares covered by 2006 Equity Incentive Plan described above and the cancellation of Dr. Singh’s option by the Company, then the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option that have not yet vested will immediately become vested.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2008 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and our directors and (c) by all executive officers and directors of this company as a group. As of March 1, 2008 there were 12,582,493 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percentage of Class
John S. Yu, M.D.	5,939,674(3)	32.07%

Sanford J. Hillsberg 1801 Century Park East, Suite 1600 Los Angeles, California 90067	1,539,350(4)	12.14%

Manfred Mosk, Ph.D.	1,464,100(5)	11.43%

Keith Black, M.D. 8631 West Third Street, Suite 800E Los Angeles, CA 90048	1,451,111(6)	10.38%

RAB Special Situations (Master) Fund Limited C/O RAB Capital Plc 1 Adam Street London WC2N 6LE United Kingdom	1,245,667(7)	9.9%

Cedars-Sinai Medical Center Davis 4021 8700 Beverly Blvd. Los Angeles, CA 90048	694,000	5.52%

C. Kirk Peacock	150,183(3)	1.18%

Dr. Manish Singh	0(8)	*

David Wohlberg 1801 Century Park East, Suite 1600 Los Angeles, California 90067	462,879(9)	3.57%

Jacqueline Brandwynne	271,250(10)	2.13%

Robert L. Martuza, M.D.	56,250(3)	*

Richard A. Cowell	43,750(3)	*

All executive officers and directors as a group (7 persons) (11)	7,925,207	41.42%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons shown is c/o ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(3)	All of the shares shown are subject to options.
(4)	Represents 1,439,350 shares of our common stock and 100,000 shares of our common stock issuable upon the exercise of options and warrants. Excludes 266,593 shares owned beneficially by TroyGould PC, of which Mr. Hillsberg is a member.
(5)	Includes 1,103,979 shares of common stock and 81,250 shares of our common stock issuable upon exercise of options owned of record by Dr. Mosk, and 128,871 shares of common stock and 150,000 shares of our common stock issuable upon the exercise of options owned of record by Technomedics Management & Systems, Inc., of which Dr. Mosk is the controlling stockholder.
(6)	Includes 51,111 shares owned of record and 1,400,000 shares of our common stock issuable upon exercise of options.
(7)	Includes 1,000,000 shares of our common stock owned of record and 245,667 shares of our common stock issuable upon exercise of warrants. RAB holds warrants to exercise up to 1,666,668 shares, but the exercise of these warrants is limited by their terms so that RAB’s beneficial ownership shall not exceed at any time 9.9% of the common shares outstanding.
(8)	Dr. Singh was granted 600,000 shares of our common stock issuable upon exercise of options on February 18, 2008, but such options will not vest until shareholders approve an increase in the 2006 Equity Incentive Plan authorized shares.
(9)	Includes 87,400 shares owned of record and 375,479 shares of our common stock issuable upon exercise of options. Mr. Wohlberg ceased serving as our President and Chief Operating Officer effective October 30, 2007.
(10)	Includes 140,000 shares owned of record and 131,250 shares of our common stock issuable upon exercise of options.
(11)	Includes Dr. Manfred Mosk who resigned as a director on March 19, 2008.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2007, (1) the number of shares of our common stock that are issuable upon the exercise of outstanding options, warrants and other rights, (2) the weighted-average exercise price of such options, warrants and rights, and (3) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders(1)	7,095,084	*	$0.99	328,278
				—
Equity compensation plans not approved by stockholders	2,254,312	*	$1.21	—

Total	9,349,396		$1.05	328,278

*	Does not include warrants attached to units that were sold to investors in private placements.

Our stockholders approved our 2006 Equity Incentive Plan. The only awards that are outstanding under that plan as of March 1, 2008 are options to acquire 1,836,660 shares of our common stock. In January 2008 the Board increased the authorized number of shares of the Company’s Common Stock available to be issued under the Company’s 2006 Equity Incentive Plan from 1,500,000 shares to 2,250,000 shares, with such increase to be subject to approval by the Company’s shareholders.

In May 2007, we granted to third parties, in consideration for services rendered in connection with introducing the Company to investors, warrants to purchase a total of 169,500 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants are fully vested and exercisable over a term of two years.

In April 2007, we granted to third parties in consideration for services rendered in connection with introducing the Company to investors and to RAB, warrants to purchase a total of 138,812 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants are fully vested and exercisable over a term of two years.

In February 2007, the Company agreed that for services rendered in connection with introducing the Company to RAB, the Company will issue to that third party a warrant to purchase 96,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrant is fully vested and exercisable over a term of two years. The Company also agreed to pay a further finder’s fee to the third party in cash equal to 8% of any further amounts invested by RAB in the Company’s securities during the 18-month period commencing February 16, 2007 and to issue to the third party a warrant to purchase a number of shares of the Company’s common stock equal to 12% of the securities purchased by RAB during that period.

In January 2007, we granted to Dr. Keith L. Black a fully-vested, ten-year option to purchase 1,500,000 shares of our common stock at an exercise price of $1.10 per share in consideration for his agreeing to serve as the Chairman of our Scientific Advisory Board.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Between Us and Our Affiliates

Dr. Manfred Mosk is a greater than 10% beneficial owner of our common stock. In July 2006, we entered into an agreement with Technomedics, of which Dr. Mosk is the controlling shareholder, pursuant to which that company was retained as our consultant in connection with identifying and assisting us to complete our acquisition of the cellular-based therapy technology license from Cedars-Sinai. We agreed to pay Technomedics a total of $80,000 in four equal monthly installments for these services subsequent to the completion of the transaction, and $20,000 of this fee was paid in 2006. At the time we retained Technomedics and the services were performed, Dr. Mosk was not an officer or director of our company. In November 2006, we entered into an agreement with Technomedics pursuant to which Dr. Mosk agreed to serve as our Non-Executive Chairman of the Board on a part-time basis for a one-year term. Under this agreement, we granted Technomedics options with a seven-year term to purchase a total of 300,000 shares of our common stock at an exercise price of $1.00 per share, with the option fully vested upon grant as to 150,000 shares and the option for the balance of the shares to vest in four equal quarterly installments following the date of grant. Dr. Mosk voluntarily resigned as Non-Executive Chairman of the Board in January 2007 but remains a director. The balance of Technomedics’ 150,000 unvested shares from the November 2006 option grant were cancelled as a result of Dr. Mosk’s voluntary resignation. Dr. Mosk did not receive an option to purchase 50,000 shares that was granted to our other directors.

Independent Directors

Information regarding our independent directors is set forth above in Item 9 under the captions “Business Experience and Directorships” and “Committees of the Board”.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

2.2	Agreement, dated as of September 11, 2006, by and between Optical Molecular Imaging, Inc. and Daniel L. Farkas. (2)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.3	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (9)

4.1	Form of Common Stock Certificate (6)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (8)

4.5	Letter Agreement dated February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited (8)

4.6	Subscription Agreement dated April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (8)

4.7	Warrant dated February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

4.8	Warrant dated February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

4.9	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

4.10	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and the Registrant. (10)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of the Registrant. (10)

4.13	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (13)

4.14	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (13)

10.1	Exclusive License Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (5)

10.2	Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (5)

10.3	Stock Purchase Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (5)

10.4	Registration Rights Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (5)

10.5	Securities Purchase Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (5)

10.6	Nonqualified Stock Option Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (5)

10.7	Registration Rights Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (5)

10.8	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

10.9	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.10	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. **

10.11	Agreement, dated July 7, 2006, by and between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (7)

10.12	Agreement, dated November 17, 2006, by and between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (6)

10.13	Agreement, dated April 22, 2005, by and between David Wohlberg and ImmunoCellular Therapeutics, Ltd.* (4)

10.14	Agreement, dated October 30, 2006, by and between David Wohlberg and ImmunoCellular Therapeutics, Ltd.* (7)

10.15	Agreement, dated May 16, 2005, by and between Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (4)

10.16	Agreement, dated October 30, 2006, by and between Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (7)

10.17	Agreement, dated June 28, 2007, by and between David Wohlberg and ImmunoCellular Therapeutics, Ltd. (10)

10.18	Agreement, dated November 5, 2007, by and between Kirk Peacock and ICT.* (12)

10.19	Memorandum of Agreement, dated November 21, 2007, by and between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. **

10.20	Agreement, dated February 14, 2008, by and between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. **

10.21	Agreement, dated February 14, 2008, by and between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.* **

10.22	Agreement, dated February 18, 2008, by and between Dr. Manish Singh and ICT.* **

10.23	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. **

23.1	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-KSB.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on September 15, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(6)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(7)	Previously filed by us on April 2, 2007 as an exhibit to our Form 10-KSB dated December 31, 2006.
(8)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(9)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(10)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference

(11)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.
(12)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(13)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The following table shows the fees that were paid or accrued by us (including by SMI) for audit and other services provided by Stonefield Josephson, Inc. for the 2006 and 2007 fiscal years.

	2006	2007
Audit Fees (1)	$58,483	$56,020
Audit-Related Fees (2)	—	$34,581
Tax Fees (3)	—	$2,776
All Other Fees	—	—

Total	$58,483	$93,377

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2006 and 2007 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

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

IMMUNOCELLULAR THERAPEUTICS, LTD

By:	/s/ Manish Singh
Manish Singh, Ph.D. President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manish Singh Manish Singh, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008

/s/ C. Kirk Peacock	Treasurer & Chief Financial Officer	March 25, 2008
C. Kirk Peacock	(Principal Financial and Accounting Officer)

/s/ Jacqueline Brandwynne	Director	March 25, 2008
Jacqueline Brandwynne

/s/ Richard A. Cowell	Director	March 25, 2008
Richard A. Cowell

/s/ Robert L. Martuza	Director	March 25, 2008
Robert L. Martuza, M.D.

/s/ John Yu	Director	March 25, 2008
John Yu, M.D.

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors

ImmunoCellular Therapeutics, Ltd.

Woodland Hills, California

We have audited the accompanying balance sheets of ImmunoCellular Therapeutics, Ltd. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2007, 2006 and 2005 and for the period from inception of operations (February 25, 2004) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 and for the period from inception of operations (February 25, 2004) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
March 21, 2008

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash	$82,567	$14,044
Cash equivalents	977,774	5,026,780
Other assets	9,399	29,540

Total current assets	1,069,740	5,070,364
Other assets	100	100

Total assets	$1,069,840	$5,070,464

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$75,200	$30,196
Accrued liabilities	27,578	42,559

Total current liabilities	102,778	72,755

Warrant derivatives	777,400	—

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.0001 par value; 74,000,000 shares authorized; 8,199,779 shares and 11,782,493 shares issued and outstanding as of December 31, 2006 and 2007	8,200	11,782
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2006 and 2007	—	—
Additional paid in capital	5,591,920	14,011,138
Deficit accumulated during the development stage	(5,410,458)	(9,025,211)

Total shareholders’ equity	189,662	4,997,709

Total liabilities and shareholders’ equity	$1,069,840	$5,070,464

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2006	For the Year Ended December 31, 2007	February 25, 2004 (Inception) to December 31, 2007
Revenues	$—	$—	$—	$—

Expenses:
Research and development	152,760	772,200	77,857	1,008,339
Merger costs	39,118	34,859	—	73,977
Stock-based compensation for general and administrative services	—	4,103,645	1,296,714	5,400,359
General and administrative	54,126	459,263	946,022	1,465,630

Total expenses	246,004	5,369,967	2,320,593	7,948,305

Loss before other income and income taxes	(246,004)	(5,369,967)	(2,320,593)	(7,948,305)

Other income:
Interest income	—	30,054	162,040	192,094
Change in fair value of warrant liability	—	187,200	(1,456,200)	(1,269,000)

	—	217,254	(1,294,160)	(1,076,906)

Loss before income taxes	(246,004)	(5,152,713)	(3,614,753)	(9,025,211)

Income taxes	—	—	—	—

Net loss	$(246,004)	$(5,152,713)	$(3,614,753)	$(9,025,211)

Weighted average number of shares:
Basic and diluted	6,867,620	8,733,072	10,853,406	8,293,546

Earnings (loss) per share:
Basic and diluted	$(0.04)	$(0.59)	$(0.33)	$(1.09)

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97

Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)

Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262

Common stock issued for general and administrative services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock-based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662

Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Cashless exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock-based compensation (options)	—	—	1,296,714	—	1,296,714
Net loss	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	$11,782	$14,011,138	$(9,025,211)	$4,997,709

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2006	For the Year Ended December 31, 2007	February 25, 2004 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(246,004)	$(5,152,713)	$(3,614,753)	$(9,025,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—	—
Change in fair value of warrant liability	—	(187,200)	1,456,200	1,269,000
Stock based compensation	—	4,103,645	1,296,714	5,400,359
Common stock issued for services	—	36,546	—	36,546
Common stock issued for research and development	152,760	694,000	—	846,760
Changes in assets and liabilities:
Other assets	(3,700)	(5,799)	(20,141)	(29,640)
Accounts payable	15,142	60,058	(45,004)	30,196
Accrued liabilities	27,093	(11,256)	14,981	42,559

Net cash used in operating activities:	(54,709)	(462,719)	(912,003)	(1,429,431)

Cash flows from investing activities:
Purchase of property and equipment	(40,000)	—	—	(40,000)
Cash paid for sale of OMI	—	(25,000)	—	(25,000)

	(40,000)	(25,000)	—	(65,000)

Cash flows from financing activities:
Advances from shareholders	(101)	—	—	—
Exercise of stock options	—	3,522	—	3,522
Proceeds from issuance of common stock under private placement	—	1,514,000	4,892,486	6,406,486
Proceeds from issuance of common stock	125,247	—	—	125,247

Net cash provided by financing activities	125,146	1,517,522	4,892,486	6,535,255

Increase in cash and cash equivalents	30,437	1,029,803	3,980,483	5,040,824
Cash and cash equivalents at beginning of period	101	30,538	1,060,341	—

Cash and cash equivalents at end of period	$30,538	$1,060,341	$5,040,824	$5,040,824

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—	$—

Income taxes paid	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Period From February 25, 2004 (Date of Inception) to December 31, 2007

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

In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology, and on September 11, 2006, the Company sold all of the outstanding capital stock of SMI to Dr. Daniel Farkas, a co-founder of SMI and inventor of this technology. In November 2006, the Company acquired from Cedars-Sinai Medical Center (“Cedars-Sinai”) an exclusive, worldwide license for a cancer vaccine therapy technology that the Company is now developing.

The Company entered into an Agreement, dated as of February 14, 2008, with Molecular Discoveries LLC, covering the Company’s acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries LLC and completed the acquisition of the technology on that date (Note 8).

Reorganization

On January 31, 2006, the Company completed a merger under an Agreement and Plan of Reorganization (the “Agreement”) dated as of May 5, 2005 with Patco Industries, Ltd., a Delaware corporation (“Patco”), pursuant to which Patco agreed to acquire the Company as a wholly-owned subsidiary. The acquisition was accomplished through the merger (the “Merger”) of a newly formed subsidiary of Patco with and into the Company, with the Company as the surviving corporation and with Patco issuing shares of Patco common stock to the stockholders of the Company. Pursuant to the Agreement, Patco effected a reverse stock split of approximately .00434 for one of the outstanding shares of Patco common stock so that Patco had approximately 825,000 shares of Patco common stock issued and outstanding immediately prior to the Merger.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had $5,026,780 and $977,774 of cash equivalents, consisting of certificates of deposit with an original maturity of 90 days or less, at December 31, 2007 and 2006, respectively.

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

The following table illustrates the pro forma effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31, 2005	February 25, 2004 (Inception) to December 31, 2005
Net loss as reported	$(246,004)	$(257,745)
Deduct: Total employee stock-based compensation expense determined under the fair value method	(23,405)	(23,405)

Pro forma net loss	$(269,409)	$(281,150)

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Risk-free interest rate	3.625%	3.65%	4.56%
Expected dividend yield	None	None	None
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	100.0%	100.0%	100.0%

The weighted-average grant-date fair value of options granted during the years 2005, 2006, and 2007 was $0.34, $0.64, and $0.73, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2007, we had 62.2 million shares of unissued shares of common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption of FIN 48 and as of December 31, 2007, the Company had no unrecognized tax benefits recorded.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of December 31, 2007, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 328,887 shares, 8,624,084 shares and 15,057,667 shares at December 31, 2005, December 31, 2006 and December 31, 2007, respectively.

Recently Issued Accounting Standards – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact this statement may have on our financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

As of December 31, 2006 and 2007, no equipment had been placed into service. On September 11, 2006, the Company sold all of the outstanding capital stock of SMI, which owned all of the research equipment that had been previously acquired by SMI for $40,000 from a third party. Depreciation expense was zero for the period from February 25, 2004 (date of inception) to December 31, 2006.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement.

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

Legal Costs

At December 31, 2006 and 2007, the Company was indebted to a shareholder for legal services for $27,578 and $42,559, respectively, which are included in accrued expenses on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to December 31, 2007 was approximately $601,000.

Rent

From February 25, 2004 (date of inception) to December 31, 2007, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Commitments and Contingencies:

Operating Lease

The Company utilized a portion of the office space of a related party at no cost and without a lease agreement so that either party may terminate this arrangement at any time. Total rent expense was zero for the periods from February 25, 2004 (date of inception) to December 31, 2007.

Employment Agreements

Effective as of November 5, 2007, the Company entered into a new agreement with C. Kirk Peacock under which Mr. Peacock agreed to serve as Interim-President and Chief Financial Officer for a one-

year term, subject to earlier termination by the Company or Mr. Peacock on 30 days notice. Mr. Peacock will provide his services to the Company on a part-time basis. Under the agreement with Mr. Peacock, Mr. Peacock will be paid $8,000 per month and was granted an option to purchase 50,000 shares of common stock, which will vest monthly over a one-year period, and exercisable within its term during the period Mr. Peacock provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause.

Research and Development

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

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

Private Placements

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

In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument. Subject to EITF Issue No. 00-19,” the Company did not allocate amounts to the warrants issued in connection with the 2007 private placements that represent a derivative liability as no monetary damages will result as long as the Company uses its best efforts to register the shares underlying the warrants.

On January 30, 2006, the Company raised $1,400,000 (before offering expenses) from the sale of 1,400,000 of its units, each unit after the Company’s stock split consisting of one share of common stock and one warrant, to accredited investors in a private placement. The Company granted warrants to purchase 300,000 shares of its common stock for services rendered by two individuals who located investors to make investments in the private placement. During 2006, two investors elected to have their units repurchased by the Company, and the Company acquired the 40,000 shares of common stock and warrants to purchase an additional 40,000 shares of common stock included in their units for $36,000. In October and November 2006, the Company raised an additional $150,000 (before offering expenses) from the sale of 150,000 additional units having the same terms as the units sold in January 2006.

Sale of SMI

On September 11, 2006, the Company sold all of the outstanding capital stock of its SMI subsidiary to Dr. Daniel Farkas, a co-founder of SMI, in exchange for $25,000 in cash and research equipment with a net book value of $40,000 and return of 1,904,300 shares of common stock of the Company held by Dr. Daniel Farkas. No gain or loss was recognized on this transaction.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of December 31, 2007, the Company has reserved 1,500,000 shares of common stock for issuance under the plan and options to purchase 1,161,660 common shares have been granted under the stock option plan that are currently outstanding.

The following is a summary of stock option grants issued outside the Plan:

In January 2007, the Company granted an option to purchase 1,500,000 shares of its common stock at an exercise price of $1.10 per share to the Chairman of the Company’s Scientific Advisory Board.

In November 2006, the Company granted an option to purchase 300,000 shares of its common stock at an exercise price of $1.00 per share to a Board member.

In November 2006, the Company granted an option to purchase 5,933,424 shares of its common stock at an exercise price of $1.00 per share to a Board member in connection with the Cedars-Sinai license acquisition.

The following table summarizes stock option activity for the Company during the years ended December 31, 2005, 2006 and 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2004	—	$—
Granted	328,887	$0.32
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding December 31, 2005	328,887	$0.32		$—
Granted	6,763,424	$1.00
Exercised	(10,062)	$0.35

Forfeited or expired	(118,165)	$0.28

Outstanding December 31, 2006	6,964,084	$0.98
Granted	1,956,000	$1.14
Exercised	(100,000)	$1.10

Forfeited or expired	(175,000)	$1.04

Outstanding December 31, 2007	8,645,084	$1.02	8.6	$74,244

Vested or expected to vest at December 31, 2007	8,287,918	$1.00	8.7	$74,244

As of December 31, 2006 and 2007, the total unrecognized compensation cost related to unvested stock options amounted to $188,800 and $292,996, respectively, which will be amortized over the weighted-average remaining requisite service period of less than one year. During 2005 the Company recorded no stock based compensation under APB 25.

Warrant Derivatives

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and paid a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, net of repurchases, $964,600 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) contractual life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represented a derivative liability that was recorded in the Company’s prior balance sheets. For the years ended December 31, 2006 and 2007, the Company recorded a change in fair value of warrant derivatives of $187,200 and $(1,456,200), respectively. Upon the declaration of effectiveness of the registration of the common shares underlying the warrants in June 2007, the carrying value of warrant derivatives was reclassified to additional paid in capital in the accompanying balance sheet, as the warrants no longer required derivative liability treatment under EITF Issue No. 00-19.

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

As of December 31, 2007, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Deferred taxes consisted of the following:

	December 31, 2006	December 31, 2007
Net operating loss carryforwards	$579,605	$1,449,941
Stock-based compensation	1,641,458	2,160,144
Less valuation allowance	(2,221,063)	(3,610,085)

Net deferred tax asset	$—	$—

At December 31, 2006 and December 31, 2007, the Company had approximately $579,605 and $1,449,941, respectively, of net operating loss carryforwards, subject to certain limitations. Such losses expire in 2024 through 2027 as of December 31, 2007. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

8. Subsequent Events

Increase in authorized number of shares under 2006 Equity Incentive Plan

The Company’s Board of Directors approved by a written consent executed January 28, 2008 an increase in the authorized number of shares of the Company’s common stock available to be issued under the Company’s 2006 Equity Incentive Plan from 1,500,000 to 2,250,000 shares, with such increase to be subject to approval by the Company’s shareholders.

Agreement with Molecular Discoveries

On February 14, 2008, the Company entered into an Agreement, dated as of February 14, 2008, with Molecular Discoveries LLC (“Molecular Discoveries”), covering the Company’s acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The Molecular Discoveries agreement also was acknowledged and agreed to by Dr. Cohava Gelber, an inventor of the technology acquired by the Company under this agreement and an equity owner of Molecular Discoveries.

The technology acquired under the Molecular Discoveries agreement and now owned by the Company consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of monoclonal antibodies to detect and treat cancer and other chronic diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers.

The Company contemplates commencing the initial phase of development of a diagnostic/prognostic product for small cell lung cancer and a therapeutic product for the treatment of small cell lung and pancreatic cancers, based upon the acquired monoclonal antibody candidates. The monoclonal antibody technology is at a pre-clinical stage of development and will require further development before an IND can potentially be filed for human testing of any of the acquired product candidates.

The terms of the Molecular Discoveries agreement are substantially the same as those set forth in a Memorandum of Agreement entered into by the Company and Molecular Discoveries on November 21, 2007. The Memorandum of Agreement was a binding summary agreement of the parties under which they agreed to work together to sign the Molecular Discoveries agreement within 30 days and to close the acquisition transaction within 60 days of the signing of the Memorandum of Agreement.

As provided in the Molecular Discoveries agreement, the consideration for the intellectual property and related assets comprising the technology acquired by the Company consisted of (i) the issuance of 800,000 shares of the Company’s common stock to Molecular Discoveries and (ii) the reimbursement by the Company to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses. The Company will be required to register the shares issued to Molecular Discoveries, but Molecular Discoveries has agreed that it will not publicly resell any of these shares until after such registration is completed and not more than 100,000 shares in any 90-day period thereafter. To secure Molecular Discoveries’s potential obligations to the Company under the Molecular Discoveries agreement, all of the shares also will be placed in escrow, with 400,000 shares subject to release after one year and the balance after two years from the closing of the transaction.

As contemplated by the Molecular Discoveries agreement, the Company entered into a consulting agreement with Dr. Gelber concurrently with the Company’s acquisition of the monoclonal antibody related technology from Molecular Discoveries under which she will provide certain consulting services to the Company on a part-time basis in connection with its development of the acquired technology during the ten-month period from the closing of the acquisition. For these services, the Company (i) will pay Dr. Gelber $30,000 per month for February 2008 and March 2008 and $10,000 per month for April 2008, May 2008, June 2008 and July 2008 (a total of $100,000 unless the Company terminates the consulting agreement prior to the expiration of its ten-month term), (ii) will pay Dr. Gelber a success payment of $50,000 if Dr. Gelber is able during the term of the consulting agreement to generate an interim analysis of pre-clinical data satisfactory to the Company that demonstrates the feasibility of a small cell lung cancer product candidate as a medical diagnostic and predictor of responders for this indication and (iii) will issue Dr. Gelber a five-year option under the Company’s stock option plan to purchase 75,000 shares of the Company’s common stock at a purchase price equal to the closing price of the Company’s common stock on the date of the closing of the acquisition, with such option to vest at the rate of 5,000 shares each month during the term of the consulting agreement and with 25,000 shares to vest upon generation of the interim analysis of pre-clinical data described above.

Employment Agreement with Dr. Manish Singh

The Company entered into an Employment Agreement, effective as of February 18, 2008, with Dr. Manish Singh pursuant to which Dr. Singh will serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2008. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh serve as a member of the Company’s Board of Directors during the term of the Employment Agreement.

The Employment Agreement provides for an annual base salary of $200,000, payable monthly, and a $100,000 bonus if the Company generates aggregate net financing proceeds of at least $5,000,000 during the term of the agreement and an additional bonus of $100,000 if the Company generates aggregate net financing proceeds of at least $10,000,000 during the term of the agreement. Pursuant to the Employment Agreement, the Company granted Dr. Singh a seven-year nonqualified stock option on February 18, 2008 under the Company’s 2006 Equity Incentive Plan to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. This option is subject to cancellation in the event of, and may not be exercised unless and until, the Company’s shareholders approve an increase in the authorized number of shares covered by the 2006 Equity Incentive Plan to at least 1,850,000 shares. The option vests in twelve equal monthly installments over the one-year term of the agreement. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminates the Employment Agreement due to (i) his principal place of work for the Company being relocated by more than 50 miles, (ii) a material change in his duties, (iii) a failure by the Company to pay him any of his contractual compensation, (iv) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him or (v) a failure by the Company to obtain approval of the increase in the number of authorized shares covered by 2006 Equity Incentive Plan described above and the cancellation of Dr. Singh’s option by the Company, then the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option that have not yet vested will immediately become vested.

Office Lease

Effective March 1, 2008, the Company entered into a one-year lease at a monthly rental rate of $1,507.

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005 among the Registrant, Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

2.2	Agreement, dated as of September 11, 2006, by and between Optical Molecular Imaging, Inc. and Daniel L. Farkas. (2)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.3	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (9)

4.1	Form of Common Stock Certificate (6)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (8)

4.5	Letter Agreement dated February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited (8)

4.6	Subscription Agreement dated April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (8)

4.7	Warrant dated February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

4.8	Warrant dated February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

4.9	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

4.10	Warrant dated April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (8)

Ex - 1

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and the Registrant. (10)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of the Registrant. (10)

4.13	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (13)

4.14	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (13)

10.1	Exclusive License Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (5)

10.2	Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (5)

10.3	Stock Purchase Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (5)

10.4	Registration Rights Agreement, dated as of November 17, 2006, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (5)

10.5	Securities Purchase Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (5)

10.6	Nonqualified Stock Option Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (5)

10.7	Registration Rights Agreement, dated as of November 17, 2006, by and between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (5)

10.8	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

10.9	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.10	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. **

10.11	Agreement, dated July 7, 2006, by and between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (7)

10.12	Agreement, dated November 17, 2006, by and between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (6)

10.13	Agreement, dated April 22, 2005, by and between David Wohlberg and ImmunoCellular Therapeutics, Ltd.* (4)

10.14	Agreement, dated October 30, 2006, by and between David Wohlberg and ImmunoCellular Therapeutics, Ltd.* (7)

10.15	Agreement, dated May 16, 2005, by and between Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (4)

10.16	Agreement, dated October 30, 2006, by and between Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (7)

10.17	Agreement, dated June 28, 2007, by and between David Wohlberg and ImmunoCellular Therapeutics, Ltd. (10)

10.18	Agreement, dated November 5, 2007, by and between Kirk Peacock and ICT.* (12)

Ex - 2

10.19	Memorandum of Agreement, dated November 21, 2007, by and between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. **

10.20	Agreement, dated February 14, 2008, by and between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. **

10.21	Agreement, dated February 14, 2008, by and between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.* **

10.22	Agreement, dated February 18, 2008, by and between Dr. Manish Singh and ICT.* **

10.23	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. **

23.1	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-KSB.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on September 15, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(6)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(7)	Previously filed by us on April 2, 2007 as an exhibit to our Form 10-KSB dated December 31, 2006.
(8)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(9)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(10)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference

Ex - 3

(11)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.
(12)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(13)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference.

Ex - 4