Form 10-Q
period 2008-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2008-05-15
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 033-17264-NY

ImmunoCellular Therapeutics, Ltd.

(Exact name of registrant as specified in its charter)

DELAWARE	93-1301885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21900 Burbank Boulevard

Woodland Hills, California 91367

(Address of principal executive offices)

(818) 992-2907

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The Issuer had 12,582,493 shares of its common stock outstanding as of May 12, 2008.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2007 and March 31, 2008 (unaudited)	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2007 (unaudited) and 2008 (unaudited) and from February 25, 2004 (Inception) to March 31, 2008 (unaudited)	2
	Condensed Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 30, 2008 (unaudited) and from February 25, 2004 (Inception) to December 31, 2007	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 (unaudited) and 2008 (unaudited) and from February 25, 2004 (Inception) to March 31, 2008 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16
Item 4T.	Controls and Procedures	16

PART II OTHER INFORMATION		16

Item 1.	Legal Proceedings	16
Item1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		20
EXHIBIT LIST		21

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2007	March 31, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,040,824	$4,447,506
Other assets	29,540	102,841

Total current assets	5,070,364	4,550,347
Fixed assets, net	—	2,265
Other assets	100	6,424

Total assets	$5,070,464	$4,559,036

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$30,196	$48,976
Accrued liabilities	42,559	43,923

Total current liabilities	72,755	92,899

Warrant derivatives	—	—

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 11,782,493 shares and 12,582,493 shares issued and outstanding as of December 31, 2007 and March 31, 2008, respectively.	11,782	12,582
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2007 and March 31, 2008.	—	—
Additional paid in capital	14,011,138	14,628,504
Deficit accumulated during the development stage	(9,025,211)	(10,174,949)

Total shareholders’ equity (deficit)	4,997,709	4,466,137

Total liabilities and shareholders’ equity	$5,070,464	$4,559,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2008	February 25, 2004 (Inception) to March 31, 2008
Revenues	$—	$—	$—
Expenses:
Research and development	—	754,393	1,762,732
Merger costs	—	—	73,977
Stock based compensation for general and administrative services	1,097,200	194,166	5,594,525
General and administrative	218,561	250,880	1,716,510

Total expenses	1,315,761	1,199,439	9,147,744

Loss before other income and income taxes	(1,315,761)	(1,199,439)	(9,147,744)
Other Income:
Interest income	16,936	49,701	241,795
Change in fair value of warrant liability	(1,972,000)	—	(1,269,000)

	(1,955,064)	49,701	(1,027,205)

Loss before income taxes	(3,270,825)	(1,149,738)	(10,174,949)
Income taxes	—	—	—
Net income (loss)	$(3,270,825)	$(1,149,738)	$(10,174,949)

Weighted average number of shares:
Basic and diluted	8,739,105	12,191,382	8,530,532

Earnings (loss) per share:
Basic and diluted	$(0.37)	$(0.09)	$(1.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In	Deficit Accumulated During the Development	Total
	Shares	Amount	Capital	Stage
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock based compensation (options)	—	—	1,296,714	—	1,296,714
Net loss	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share (unaudited)	800,000	800	423,200	—	424,000
Stock based compensation (options) (unaudited)	—	—	194,166	—	194,166
Net loss (unaudited)	—	—	—	(1,149,738)	(1,149,738)

Balance at March 31, 2008 (unaudited)	12,582,493	$12,582	$14,628,504	$(10,174,949)	$4,466,137

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2008	February 25, 2004 (Inception) to March 31, 2008
Cash flows from operating activities:
Net loss	$(3,270,825)	$(1,149,738)	$(10,174,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—
Change in fair value of warrant liability	1,972,000	—	1,269,000
Stock-based compensation	1,097,200	194,166	5,594,525
Common stock issued for services	—	—	36,546
Common stock issued for research and development	—	424,000	1,270,760
Changes in assets and liabilities:
Other assets	(49,451)	(79,625)	(109,265)
Accounts payable	(54,630)	18,780	48,976
Accrued liabilities	47,307	1,364	43,923

Net cash used in operating activities	(258,399)	(591,053)	(2,020,484)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,265)	(42,265)
Cash paid for sale of OMI	—	—	(25,000)

	—	(2,265)	(67,265)

Cash flows from financing activities:
Exercise of stock options	—	—	3,522
Proceeds from issuance of common stock under private placements	1,104,000	—	6,406,486
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	1,104,000	—	6,535,255

Increase in cash	845,601	(593,318)	4,447,506
Cash at beginning of period	1,060,341	5,040,824	—

Cash at end of period	$1,905,942	$4,447,506	$4,447,506

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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

In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology, and on September 11, 2006, the Company sold all of the outstanding capital stock of SMI to Dr. Daniel Farkas, a co-founder of SMI and inventor of this technology. In November 2006, the Company acquired from Cedars-Sinai Medical Center (“Cedars-Sinai”) an exclusive, worldwide license for a cancer vaccine therapy technology that the Company is developing.

On February 14, 2008, the Company entered into an Agreement with Molecular Discoveries LLC (“Molecular Discoveries”), covering the Company’s acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The Molecular Discoveries agreement also was acknowledged and agreed to by Dr. Cohava Gelber, an inventor of the technology acquired by the Company under this agreement and an equity owner of Molecular Discoveries.

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

The Company is commencing the initial phase of development of a diagnostic/prognostic product for small cell lung cancer and a therapeutic product for the treatment of small cell lung and pancreatic cancers, based upon the acquired monoclonal antibody candidates. The monoclonal antibody technology is at a pre-clinical stage of development and will require further development before an IND can potentially be filed for human testing of any of the acquired product candidates. See Note 6.

Interim Results

The accompanying condensed financial statements at March 31, 2008 and for the three month periods ended March 31, 2007 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2007 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2008 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-KSB for the year ended December 31, 2007. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had $5,026,780 and $4,455,481 of cash equivalents, consisting of certificates of deposit with an original maturity of 90 days or less, at December 31, 2007 and March 31, 2008, respectively.

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

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and are expensed as incurred. The Company expenses acquired in-process research and development (IPR&D) upon acquisition as it represents incomplete research and development that had not reached technological feasibility and had no alternative future use as of the date of acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. On February 14, 2008, the Company recorded an IPR&D charge of $688,250 based on the cash paid plus the value of the share issued at the date of acquisition for the Molecular Discoveries technology.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Risk-free interest rate	4.56%	2.76%
Expected dividend yield	None	None
Expected life	3.0 years	3.8 years
Expected volatility	100.0%	92.0%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2008 was $0.70 and $0.38, respectively.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on market prices of traded shares for comparable entities within our industry.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2008, we had 61.4 million shares of unissued shares of common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes — The Company accounts for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption of FIN 48 and as of March 31, 2008, the Company had no unrecognized tax benefits recorded.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of March 31, 2008, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 10,223,214 shares and 14,934,919 shares at March 31, 2007 and 2008, respectively.

Recently Issued Accounting Standards – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007. On January 1, 2008, we adopted SFAS 157 and the impact on our financial statements was not material.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, we adopted SFAS 159 and the impact on our financial statements was not material.

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

3. Property and Equipment

As of December 31, 2007 and March 31, 2008, the Company had none and $2,265 of equipment, respectively. The equipment purchased and owned as of March 31, 2008 was placed into service after that date. Accordingly, no depreciation expense was recorded for the quarter ended March 31, 2008.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007, commencing a Phase II clinical trial for a product candidate by December 31, 2008 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through March 31, 2008, the Company has paid Cedars-Sinai a total of $62,500 in connection with the Phase I clinical trial.

Legal Costs

At December 31, 2007 and March 31, 2008, the Company was indebted to a shareholder for legal services for $42,559 and $43,923, respectively, which are included in accrued expenses on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to March 31, 2008 was $664,716.

Rent

From February 25, 2004 (date of inception) to October 29, 2007, the Company used on a rent-free basis office space of a shareholder. Such costs were immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Commitments and Contingencies:

Operating Lease

Effective March 1, 2008, the Company entered into a one-year lease at a monthly rental rate of $3,604.

Employment Agreement

Effective as of February 18, 2008, the Company entered into an Employment Agreement with Dr. Manish Singh pursuant to which Dr. Singh will serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh serve as a member of the Company’s Board of Directors during the term of the Employment Agreement. The Employment Agreement provides for an annual base salary of $200,000, payable monthly, and a $100,000 bonus if the Company generates aggregate net financing proceeds of at least $5,000,000 during the term of the agreement and an additional bonus of $100,000 if the Company generates aggregate net financing proceeds of at least $10,000,000 during the term of the agreement. Pursuant to the Employment Agreement, the Company granted Dr. Singh a seven-year nonqualified stock option on February 18, 2008 under the Company’s 2006 Equity Incentive Plan to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. A portion of this option covering 327,972 shares is subject to cancellation in the event of, and may not be exercised unless and until, the Company’s shareholders approve an increase in the authorized number of shares covered by the 2006 Equity Incentive Plan to at least 1,850,000 shares. The option vests in twelve equal monthly installments over the one-year term of the agreement. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

Consulting Agreements

As contemplated by the Molecular Discoveries agreement, the Company entered into a consulting agreement with Dr. Gelber concurrently with the Company’s acquisition of the monoclonal antibody related technology from Molecular Discoveries under which she will provide certain consulting services to the Company on a part-time basis in connection with its development of the acquired technology during the ten-month period from the closing of the acquisition. For these services, the Company (i) paid Dr. Gelber $30,000 per month for February 2008 and March 2008 and $10,000 per month for April 2008, and will pay $10,000 per month for May 2008, June 2008 and July 2008 (a total of $100,000 unless the Company terminates the consulting agreement prior to the expiration of its ten-month term), (ii) will pay Dr. Gelber a success payment of $50,000 if Dr. Gelber is able during the term of the consulting agreement to generate an interim analysis of pre-clinical data satisfactory to the Company that demonstrates the feasibility of a small cell lung cancer product candidate as a medical diagnostic and predictor of responders for this indication and (iii) issued Dr. Gelber a five-year option under the Company’s stock option plan to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.53 per share equal to the closing price of the Company’s common stock on the date of the closing of the acquisition, with such option to vest at the rate of 5,000 shares each month during the term of the consulting agreement and with 25,000 shares to vest upon generation of the interim analysis of pre-clinical data described above.

Effective as of November 5, 2007, the Company entered into a new consulting agreement with C. Kirk Peacock under which Mr. Peacock agreed to serve as Chief Financial Officer for a one-year term, subject to earlier termination by the Company or Mr. Peacock on 30 days notice. Mr. Peacock will provide his services to the Company on a part-time basis. Under the agreement with Mr. Peacock, Mr. Peacock will be paid $8,000 per month and was granted an option to purchase 50,000 shares of common stock at a purchase price of $1.30 per share, which will vest monthly over a one-year period, and exercisable within its term during the period Mr. Peacock provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause.

Research and Development

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

6. Shareholders’ Equity

Equity Investment

On February 14, 2008, the Company acquired from Molecular Discoveries, the intellectual property and related assets comprising the technology the compensation consisted of (i) the issuance of 800,000 shares of the Company’s common stock to Molecular Discoveries and (ii) the reimbursement by the Company to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses. The Company will be required to register the shares issued to Molecular Discoveries, but Molecular Discoveries has agreed that it will not publicly resell any of these shares until after such registration is completed and not more than 100,000 shares in any 90-day period thereafter. To secure Molecular Discoveries’ potential obligations to the Company under the Molecular Discoveries agreement, all of the shares also will be placed in escrow, with 400,000 shares subject to release after one year and the balance after two years from the closing of the transaction.

Private Placement

In February 2007, the Company raised $1,200,000 (before offering expenses) from the sale of 800,000 shares of common stock and warrants to purchase 1,333,334 shares of common stock at $2.50 per share, to an institutional investor in a private placement. The warrants have a term of two years from the date of issuance.

In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument. Subject to EITF Issue No. 00-19,” the Company did not allocate amounts to the warrants issued in connection with the February 2007 private placement that represent a derivative liability as no monetary damages will result as long as the Company uses its best efforts to register the shares underlying the warrants. In June 2007, the Company registered the shares underlying those warrants.

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of March 31, 2008, the Company has reserved 2,250,000 shares of common stock for issuance under the plan and options to purchase 1,817,910 common shares have been granted under the stock option plan that are currently outstanding.

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

The following table summarizes stock option activity under the Plan during the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	8,645,084	$1.02
Granted	675,000	$0.95
Exercised	—	$—
Forfeited or expired	(18,750)	$1.30

Outstanding March 31, 2008	9,301,334	$1.01	8.2	$32,106

Vested or expected to vest at March 31, 2008	8,563,169	$1.01	8.2	$32,106

As of March 31, 2008, the total unrecognized compensation cost related to unvested stock options amounted to $266,830, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrant Derivatives

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and paid a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, net of repurchases, $964,600 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) contractual life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represented a derivative liability that was recorded in the Company’s prior balance sheets. For the three months ended March 31, 2007, the Company recorded a change in fair value of warrant derivatives of $(1,972,000). Upon the declaration of effectiveness of the registration of the common shares underlying the warrants in June 2007, the carrying value of warrant derivatives was reclassified to additional paid in capital in the accompanying balance sheet, as the warrants no longer required derivative liability treatment under EITF Issue No. 00-19.

7. Subsequent Events

Effective as of April 21, 2008, the Company entered into an Employment Agreement for an Executive Assistant and Office Manager. The Employment Agreement provides for an annual base salary of $55,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-KSB for the year ended December 31, 2007 and the “Risk Factors” section set forth in Item 1A of Part II of this Report. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

In January 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Annual Report and the description of our results of operations and financial condition, reflect the operations of Spectral Molecular Imaging.

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

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our lead vaccine product candidate, and have not generated any revenues. As a result, we have incurred operating losses and, as of March 31, 2008, we had an accumulated deficit of $10,174,949. We expect to incur significant research, development and administrative expenses before such time, if ever, that any of our products can be launched and revenues generated.

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

Our significant accounting policies are summarized in Note 2 of our interim financial statements for the period ended March 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. We expense acquired in-process research and development (IPR&D) upon acquisition as it represents incomplete research and development that had not reached technological feasibility and had no alternative future use as of the date of our acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements.

During the three months ended March 31, 2007 and 2008, we recorded an expense of none and $754,393, respectively, related to research and development activities. On February 14, 2008, the Company recorded an IPR&D charge of $688,250 based on the cash paid plus the value of the share issued at the date of acquisition for the Molecular Discoveries technology.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in our consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (the “SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), and later amended certain sections of SAB 107 by issuing SAB 110. SAB 107 and SAB 110 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

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

Results of Operations

Revenues

We had no revenues during the period for the three months ended March 31, 2007 and 2008, respectively. We incurred a net loss of $3,270,825 and $1,149,738 for the three months ended March 31, 2007 and 2008, respectively. We do not expect to generate any operating revenues during 2008.

Expenses

General and administrative expenses for the three months ended March 31, 2007 and 2008 were $218,561 and $250,880, respectively. The increase in general and administrative expenses is primarily due to increased personnel and occupancy costs partially offset by a reduction in professional fees related to no new financings in 2008. Research and development expenses for the three months ended March 31, 2007 and 2008 were none and $754,393, respectively. The increase in research and development expenses is related to $688,250 in-process research and development costs associated with the acquired Molecular Discoveries technologies and to costs associated with our current Phase I clinical trial. We had $618,166 of non-cash expense for the three months ended March 31, 2008, consisting of $194,166 in stock based compensation and $424,000 paid in common stock for IPR&D, compared to $1,097,200 of stock based compensation for the three months ended March 31, 2007.

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

Loss

We incurred a net loss of $3,270,825 and $1,149,738 for the three months ended March 31, 2007 and 2008, respectively.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $4,457,448, compared to working capital of $4,997,609 on December 31, 2007. In 2007, we raised net proceeds of approximately $4,892,486 through the sale of our securities in private placements.

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

As of March 31, 2008, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 4T.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that (i) our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-KSB for the year ended December 31, 2007, except that the following risk factor has been updated:

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cellular and stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy and cancer vaccine technologies, which may include among others AVANT Therapeutics, Dendreon, Northwest Biotherapeutics, Antigenics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors), and AVANT Therapeutics is also currently conducting clinical trials to treat glioblastoma with their cancer vaccine. Other existing and new companies that may enter the field, may also be developing vaccines of this type.

Drugs targeting cancer stem cells is a new emerging field, and a number of companies are developing products that are in various stages of clinical or preclinical development. We will be competing with these companies, which may have more resources than us. This list may include among others ChemGenex, GlaxoSmithKline, Geron, Stemline Therapeutics, OncoMed Pharmaceuticals, Raven and Arius Research. In addition, a number of academic and research centers are doing research in this area which may be commercialized by new or existing companies.

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

The Company did not issue any unregistered securities during the three month period ended March 31, 2008 that were not previously reported in a Current Report on Form 8-K, and the Company did not repurchase any securities during that period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

In May 2008, the Company amended its Employment Agreement with Dr. Manish Singh, the Company’s President and Chief Executive Officer, and the stock option covering 600,000 shares of the Company’s common stock granted to Dr. Singh pursuant to that Employment Agreement. This amendment revised the terms of the stock option granted to Dr. Singh to provide that 327,972 of the shares covered by the options (instead of all 600,000 of the shares covered by the option) would be subject to cancellation in the event the Company’s shareholders did not approve an increase in the size of the Company’s 2006 Equity Incentive Plan to at least 1,850,000 shares and would not be exercisable until such increase.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Agreement, dated February 14, 2008, by and between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (1)

10.2	Agreement, dated February 14, 2008, by and between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.* (1)

10.3	Agreement, dated February 18, 2008, by and between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (1)

10.4	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (1)

10.5	Registration Rights Agreement dated April 14, 2008 by and between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (2)

Exhibit No.	Description

10.6	Amendment No. 1 to Employment Agreement dated May 14, 2008 by and between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. *

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed by us on March 25, 2008 as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(2)	Previously filed by us on April 16, 2008 as an exhibit to our Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh
Name: Manish Singh, Ph.D. Title: President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2008

Exhibit No.	Description

10.1	Agreement, dated February 14, 2008, by and between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (1)

10.2	Agreement, dated February 14, 2008, by and between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.* (1)

10.3	Agreement, dated February 18, 2008, by and between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (1)

10.4	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (1)

10.5	Registration Rights Agreement dated April 14, 2008 by and between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (2)

10.6	Amendment No. 1 to Employment Agreement dated May 14, 2008 by and between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. *

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed by us on March 25, 2008 as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(2)	Previously filed by us on April 16, 2008 as an exhibit to our Form S-1 and incorporated herein by reference.