Form 10-Q
period 2008-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2008-08-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-17264-NY

ImmunoCellular Therapeutics, Ltd.

(Exact name of registrant as specified in its charter)

DELAWARE	93-1301885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21900 Burbank Boulevard, 3rd Floor

Woodland Hills, California 91367

(Address of principal executive offices)

(818) 992-2907

(Registrant’ s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all required reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The Issuer had 12,682,493 shares of its common stock outstanding as of August 11, 2008.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2007 and June 30, 2008 (unaudited)	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 (unaudited) and 2008 (unaudited) and from February 25, 2004 (Inception) to June 30, 2008 (unaudited)	2
	Condensed Statements of Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2008 (unaudited) and from February 25, 2004 (Inception) to December 31, 2007	3
	Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2007 (unaudited) and 2008 (unaudited) and from February 25, 2004 (Inception) to June 30, 2008 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION	17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21
EXHIBIT LIST		22

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2007	June 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,040,824	$3,962,503
Other assets	29,540	100,395

Total current assets	5,070,364	4,062,898
Fixed assets, net	—	7,920
Other assets	100	7,358

Total assets	$5,070,464	$4,078,176

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$30,196	$72,713
Accrued liabilities	42,559	27,498

Total current liabilities	72,755	100,211

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 11,782,493 shares and 12,682,493 shares issued and outstanding as of December 31, 2007 and June 30, 2008, respectively.	11,782	12,682
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2007 and June 30, 2008.	—	—
Additional paid in capital	14,011,138	14,789,595
Deficit accumulated during the development stage	(9,025,211)	(10,824,312)

Total shareholders’ equity (deficit)	4,997,709	3,977,965

Total liabilities and shareholders’ equity	$5,070,464	$4,078,176

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	February 25, 2004 (Inception) to June 30, 2008
Revenues	$—	$—	$—	$—	$—
Expenses:
Research and development	65,571	183,701	65,571	938,094	1,946,433
Merger costs	—	—	—	—	73,977
Stock based compensation	56,450	96,191	1,153,650	290,357	5,690,716
General and administrative	239,211	407,164	457,772	658,044	2,123,674

Total expenses	361,232	687,056	1,676,993	1,886,495	9,834,800

Loss before other income and income taxes	(361,232)	(687,056)	(1,676,993)	(1,886,495)	(9,834,800)
Interest income	48,978	37,693	65,914	87,394	279,488
Change in fair value of warrant liability	515,800	—	(1,456,200)	—	(1,269,000)

Income (loss) before income taxes	203,546	(649,363)	(3,067,279)	(1,799,101)	(10,824,312)
Income taxes	—	—	—	—	—

Net income (loss)	$203,546	$(649,363)	$(3,067,279)	$(1,799,101)	$(10,824,312)

Weighted average number of shares:
Basic	11,065,345	12,598,049	9,903,673	12,395,753	8,763,904

Diluted	13,461,907	12,598,049	9,903,673	12,395,753	8,763,904

Earnings (loss) per share:
Basic	$0.02	$(0.05)	$(0.31)	$(0.15)	$(1.24)

Diluted	$0.02	$(0.05)	$(0.31)	$(0.15)	$(1.24)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock based compensation (options)	—	—	1,296,714	—	1,296,714
Net loss	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share (unaudited)	800,000	800	423,200	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share (unaudited)	100,000	100	64,900	—	65,000
Stock based compensation (options) (unaudited)	—	—	290,357	—	290,357
Net loss (unaudited)	—	—	—	(1,799,101)	(1,799,101)

Balance at June 30, 2008 (unaudited)	12,682,493	$12,682	$14,789,595	$(10,824,312)	$3,977,965

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	February 25, 2004 (Inception) to June 30, 2008
Cash flows from operating activities:
Net loss	$(3,067,279)	$(1,799,101)	$(10,824,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	591	591
Change in fair value of warrant liability	1,456,200	—	1,269,000
Stock-based compensation	1,153,650	290,357	5,690,716
Common stock issued for services	—	—	36,546
Common stock issued for research and development	—	489,000	1,335,760
Changes in assets and liabilities:
Other assets	(63,325)	(78,113)	(107,753)
Accounts payable	(17,750)	42,517	72,713
Accrued liabilities	30,832	(15,061)	27,498

Net cash used in operating activities	(507,673)	(1,069,810)	(2,499,241)

Cash flows from investing activities:
Purchase of property and equipment	—	(8,511)	(48,511)
Cash paid for sale of OMI	—	—	(25,000)

Net cash used in investing activities	—	(8,511)	(73,511)

Cash flows from financing activities:
Exercise of stock options	—	—	3,522
Proceeds from issuance of common stock under private placements	4,892,486	—	6,406,486
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	4,892,486	—	6,535,255

Increase (decrease) in cash	4,384,813	(1,078,321)	3,962,503
Cash at beginning of period	1,060,341	5,040,824	—

Cash at end of period	$5,445,154	$3,962,503	$3,962,503

Supplemental non-cash financing activities:
Reclassification of warrant derivative liability to additional paid-in capital	$2,233,600	$—	$2,233,600

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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

Interim Results

The accompanying condensed financial statements at June 30, 2008 and for the three and six month periods ended June 30, 2007 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2007 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had $5,026,780 and $3,903,173 of cash equivalents, consisting of certificates of deposit with an original maturity of 90 days or less, at December 31, 2007 and June 30, 2008, respectively.

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

Research and Development Costs - Research and development expenses consist of costs incurred for direct research and are expensed as incurred. The Company expenses acquired in-process research and development (IPR&D) upon acquisition as it represents incomplete research and development that had not reached technological feasibility and had no alternative future use as of the date of acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. On February 14, 2008, the Company recorded an IPR&D charge of $688,250 based on the cash paid plus the value of the shares of the Company’s common stock issued at the date of acquisition for the Molecular Discoveries technology. On June 16, 2008, the Company recorded an IPR&D charge of $65,000 based upon the value of the 100,000 shares of the Company’s common stock issued in connection with the First Amendment to Exclusive License Agreement with Cedars-Sinai (see Note 4).

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Six Months Ended March 30, 2007	Six Months Ended June 30, 2008
Risk-free interest rate	4.75%	2.80%
Expected dividend yield	None	None
Expected life	3.0 years	4.0 years
Expected volatility	100.0%	92.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and June 30, 2008 was $0.71 and $0.39, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2008, we had 61.3 million shares of unissued shares of common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes - The Company accounts for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption of FIN 48 and as of June 30, 2008, the Company had no unrecognized tax benefits recorded.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of June 30, 2008, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 15,768,917 shares at June 30, 2008. Common share equivalents at June 30, 2007 totaled 2,396,562 shares which were included in the diluted weighted average number of shares outstanding for the three months ended June 30, 2007.

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

In November 2007, the EITF reached a consensus on Issue 07-1. EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for periods beginning after December 15, 2008. We are evaluating the requirements of these issues and have not yet determined the impact on the financial statements.

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

On December 4, 2007, Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS 160, was issued. This standard changes the accounting for and reporting of noncontrolling or minority interests in consolidated financial statements. The standard is effective January 1, 2009 however the presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively. We are evaluating the impact, if any, this standard will have on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. This standard identifies the source of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors. This standard is effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not anticipate that the adoption of this standard will have an effect on our consolidated financial statements.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

As of December 31, 2007 and June 30, 2008, the Company had none and $8,511 of equipment, respectively. Depreciation expense for the six months ended June 30, 2008 was $591. No equipment was placed into service prior to March 31, 2008; therefore, no depreciation was recorded in the six months ended June 30, 2007.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007, commencing a Phase II clinical trial for a product candidate by December 31, 2008 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through June 30, 2008, the Company has paid Cedars-Sinai a total of $125,000 in connection with the Phase I clinical trial.

On June 16, 2008, the Company entered into a First Amendment to Exclusive License Agreement (the “Amendment”) with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. This technology will be covered by a U.S. patent application that will be filed by the parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD 133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

Legal Costs

At December 31, 2007 and June 30, 2008, the Company was indebted to a shareholder for legal services for $42,559 and $13,328, respectively, which are included in accrued expenses on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to June 30, 2008 was approximately $735,000.

Rent

From February 25, 2004 (date of inception) to October 29, 2007, the Company used on a rent-free basis office space of a shareholder. Such costs were immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Commitments and Contingencies:

Operating Lease

Effective March 1, 2008, the Company entered into a one-year lease, as amended, at a monthly rental rate of $3,604.

Employment Agreement

Effective as of February 18, 2008, the Company entered into an Employment Agreement with Dr. Manish Singh pursuant to which Dr. Singh will serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh serve as a member of the Company’s Board of Directors during the term of the Employment Agreement. The Employment Agreement provides for an annual base salary of $200,000, payable monthly, and a $100,000 bonus if the Company generates aggregate net financing proceeds of at least $5,000,000 during the term of the agreement and an additional bonus of $100,000 if the Company generates aggregate net financing proceeds of at least $10,000,000 during the term of the agreement. Pursuant to the Employment Agreement, the Company granted Dr. Singh a seven-year nonqualified stock option on February 18, 2008 under the Company’s 2006 Equity Incentive Plan to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Pursuant to an amendment to the Employment Agreement, a portion of this option covering 327,972 shares is subject to cancellation in the event of, and may not be exercised unless and until, the Company’s shareholders approve an increase in the authorized number of shares covered by the 2006 Equity Incentive Plan to at least 1,850,000 shares. The option vests in twelve equal monthly installments over the one-year term of the agreement. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

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

6. Shareholders’ Equity

Equity Investment

On June 16, 2008, the Company entered into the Amendment of the License Agreement with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. This technology will be covered by a U.S. patent application that will be filed by the parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD 133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

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

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of June 30, 2008, the Company has reserved 3,400,000 shares of common stock for issuance under the plan, subject to stockholder approval, and options to purchase 1,872,910 common shares have been granted under the stock option plan that are currently outstanding.

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

The following table summarizes stock option activity under the Plan during the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	8,645,084	$1.02
Granted	730,000	$0.93
Exercised	—	$—
Forfeited or expired	(18,750)	$1.30

Outstanding June 30, 2008	9,356,334	$1.01	7.8	$20,066

Vested or expected to vest at June 30, 2008	8,785,920	$1.01	7.8	$20,066

As of June 30, 2008, the total unrecognized compensation cost related to unvested stock options amounted to $209,263, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrant Derivatives

In connection with the Company’s January 2006 private placement, the Company issued to the investors warrants to purchase 1,400,000 shares of the Company’s common stock at $2.50 per share and paid a finders fee in the form of warrants to purchase 300,000 shares of the Company’s common stock at $0.15 per share. Of the total proceeds from the January 2006 private placement, net of repurchases, $964,600 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 4.50%, and (4) contractual life of 3 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19,” the amounts allocated to the warrants represented a derivative liability that was recorded in the Company’s prior balance sheets. For the six months ended June 30, 2007, the Company recorded a change in fair value of warrant derivatives of $(1,456,200). Upon the declaration of effectiveness of the registration of the common shares underlying the warrants in June 2007, the carrying value of warrant derivatives was reclassified to additional paid in capital in the accompanying balance sheet, as the warrants no longer required derivative liability treatment under EITF Issue No. 00-19.

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

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our lead vaccine product candidate, and have not generated any revenues. As a result, we have incurred operating losses and, as of June 30, 2008, we had an accumulated deficit of $10,824,312. We expect to incur significant research, development and administrative expenses before such time, if ever, that any of our products can be launched and revenues generated.

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

Our significant accounting policies are summarized in Note 2 of our interim financial statements for the period ended June 30, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

During the six months ended June 30, 2007 and 2008, we recorded an expense of $65,571 and $938,094, respectively, related to research and development activities. On June 16, 2008, we recorded a $65,000 IPR&D charge associated with the issuance of 100,000 common shares of our common stock to Cedars-Sinai for the exclusive license of an epitope to CD133 and certain related intellectual property. On February 14, 2008, we recorded an IPR&D charge of $688,250 based on the cash paid plus the value of the shares of our common stock issued at the date of acquisition for the Molecular Discoveries technology.

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

Results of Operations

Revenues

We had no revenues during the period for the six months ended June 30, 2007 and 2008, respectively. We incurred a net loss of $3,067,279 and $1,799,100 for the six months ended June 30, 2007 and 2008, respectively. We do not expect to generate any operating revenues during 2008.

Expenses

General and administrative expenses for the six months ended June 30, 2007 and 2008 were $457,772 and $658,044, respectively. The increase in general and administrative expenses is primarily due to increased personnel and occupancy costs partially offset by a reduction in professional fees related to no new financings in 2008. Research and development expenses for the six months ended June 30, 2007 and 2008 were $65,571 and $938,094, respectively. The increase in research and development expenses is related to $688,250 in-process research and development costs associated with the acquired Molecular Discoveries technologies and to costs associated with our current Phase I clinical trial. We had $779,357 of non-cash expense for the six months ended June 30, 2008, consisting of $290,357 in stock based compensation and $489,000 paid in common stock for IPR&D, compared to $2,609,850 of non-cash expense consisted of $1,153,650 of stock based compensation and change in fair value of warrant liability of $1,456,200 for the six months ended June 30, 2007.

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

Loss

We incurred a net loss of $3,067,279 and $1,799,101 for the six months ended June 30, 2007 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $3,962,687, compared to working capital of $4,997,609 on December 31, 2007. In 2007, we raised net proceeds of approximately $4,892,486 through the sale of our securities in private placements.

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

As of June 30, 2008, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,069,810 of cash in our operations for the six months ended June 30, 2008, compared to $507,673 for the six months ended June 30, 2007, as the non-cash portion of our net loss for the 2008 period was $779,357 and the non-cash portion of our net loss for the 2007 period was $2,609,850. We used $8,511 of cash in our investing activities for the six months ended June 30, 2008 and none for this purpose for the six months ended June 30, 2007. We received no cash from financing activities for the six months ended June 30, 2008 and $4,892,486 from the private placements of our securities that we completed during the six months ended June 30, 2007.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

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

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-KSB for the year ended December 31, 2007, except that the following risk factors have been updated:

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

Our ability to compete successfully will depend significantly on our ability to defend patents that may have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others or others infringing on our proprietary rights. Although Cedars-Sinai as our licensor has filed applications relative to our cancer vaccine technology, we are responsible going forward to prosecute these patent applications. We do not currently own or have licensed rights to any issued patents covering our cancer vaccine technology, and there is no guarantee that these patent applications will lead to issued patents.

Issuance of patents based upon the various patent applications licensed from Cedars-Sinai will depend upon the U.S. and foreign patent agencies being able to determine that the claims made in these applications were not already publicly known or were not obvious from prior published patents and literature, including the extensive previous vaccine work performed and published by Dr. John Yu and other researchers at Cedars-Sinai. One of the provisional applications in the licensed portfolio covered the use of a specific antigen, TRP-2, in vaccines. We have decided that in light of our present research interests and commercial strategies, as well as prior published literature, we will not pursue this application. Although TRP-2 is one of the antigens used in our lead vaccine product candidate, we have been seeking patent protection for this vaccine through our licensed multiple antigen patent application and not through the withdrawn TRP-2 patent application. The TRP-2 patent application did not cover in any material respect the technology incorporated in any other potential vaccine product candidate that we are currently contemplating for future development. Another patent application that we licensed from Cedars-Sinai and that we have been pursuing was recently rejected by the U.S. Patent and Trademark Office based on prior art. This patent application covers the treatment of brain and other cancers by a combination of a dendritic cell-based vaccine and chemotherapy. We are seeking patent protection for our lead vaccine product candidate primarily through our licensed multiple antigen patent application. While we are continuing to pursue claims in our recently rejected combination therapy application, we are not dependent on any of the claims in the combination therapy application being granted in order to complete the development of or to commercialize our lead vaccine product candidate or any other potential vaccine product that we are currently contemplating for future development.

Even if we are able to obtain patent protection for our lead vaccine product candidate or any of our other current or future product candidates, there is no guarantee that the coverage of these patents or the existing patents we own covering our monoclonal antibody based technology, will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources. Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves as our Chairman of the Board, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights. We acquired our monoclonal antibody related technology from Molecular Discoveries, but third parties who previously employed that company’s lead scientist could potentially assert ownership claims to the technology. We do not have any issued patents or patent applications covering DIAAD and may not be able to protect this technology through any trade secrets that we may hold or future patents, if any, that we may seek to obtain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered securities during the six month period ended June 30, 2008 that were not previously reported in a Current Report on Form 8-K, and the Company did not repurchase any securities during that period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Registration Rights Agreement dated April 14, 2008 by and between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (1)

10.2	First Amendment to Exclusive License Agreement dated June 16, 2008, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.

10.3	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. dated June 24, 2008.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed by us on April 16, 2008 as an exhibit to our Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2008	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh
Name: Manish Singh, Ph.D.
Title: President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2008

Exhibit No.	Description

10.1	Registration Rights Agreement dated April 14, 2008 by and between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (1)

10.2	First Amendment to Exclusive License Agreement dated June 16, 2008, by and between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.

10.3	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. dated June 24, 2008.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed by us on April 16, 2008 as an exhibit to our Form S-1 and incorporated herein by reference.