Form 10-Q/A
period 2008-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2008-09-12
CIK 822411

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

Explanatory Note

ImmunoCellular Therapeutics, Ltd. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was originally filed on August 14, 2008 (the “Original Filing”), to correct Exhibits 31.1 and 31.2. The Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in the Original Filing to reflect events or circumstances since the Original Filing except as described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission.

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