Form 10-Q
period 2008-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2008-11-13
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Issuer had 12,682,493 shares of its common stock outstanding as of November 10, 2008.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2007 and September 30, 2008 (unaudited)	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 (unaudited) and 2008 (unaudited) and from February 25, 2004 (Inception) to September 30, 2008 (unaudited)	2
	Condensed Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2008 (unaudited) and from February 25, 2004 (Inception) to December 31, 2007	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 (unaudited) and 2008 (unaudited) and from February 25, 2004 (Inception) to September 30, 2008 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION		18

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		23
EXHIBIT LIST		24

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2007	September 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,040,824	$3,509,669
Other assets	29,540	70,974

Total current assets	5,070,364	3,580,643
Fixed assets, net	—	7,211
Other assets	100	7,438

Total assets	$5,070,464	$3,595,292

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$30,196	$25,494
Accrued liabilities	42,559	51,898

Total current liabilities	72,755	77,392

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 11,782,493 shares and 12,682,493 shares issued and outstanding as of December 31, 2007 and September 30, 2008, respectively.	11,782	12,682
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2007 and September 30, 2008.	—	—
Additional paid in capital	14,011,138	14,893,681
Deficit accumulated during the development stage	(9,025,211)	(11,388,463)

Total shareholders’ equity (deficit)	4,997,709	3,517,900

Total liabilities and shareholders’ equity	$5,070,464	$3,595,292

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	February 25, 2004 (Inception) to September 30, 2008
Revenues	$—	$—	$—	$—	$—
Expenses:
Research and development	6,143	130,065	71,714	1,068,159	2,076,498
Merger costs	—	—	—	—	73,977
Stock based compensation	75,740	104,086	1,229,390	394,443	5,794,802
General and administrative	201,878	355,293	659,650	1,013,337	2,478,967

Total expenses	283,761	589,444	1,960,754	2,475,939	10,424,244

Loss before other income and income taxes	(283,761)	(589,444)	(1,960,754)	(2,475,939)	(10,424,244)
Interest income	61,488	25,293	127,402	112,687	304,781
Change in fair value of warrant liability	—	—	(1,456,200)	—	(1,269,000)

Income (loss) before income taxes	(222,273)	(564,151)	(3,289,552)	(2,363,252)	(11,388,463)
Income taxes	—	—	—	—	—

Net income (loss)	$(222,273)	$(564,151)	$(3,289,552)	$(2,363,252)	$(11,388,463)

Weighted average number of shares:
Basic and diluted	11,782,493	12,682,493	10,539,156	12,492,383	8,978,749

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.31)	$(0.19)	$(1.27)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock based compensation (options)	—	—	1,296,714	—	1,296,714
Net loss	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share (unaudited)	800,000	800	423,200	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share (unaudited)	100,000	100	64,900	—	65,000
Stock based compensation (options) (unaudited)	—	—	394,443	—	394,443
Net loss (unaudited)	—	—	—	(2,363,252)	(2,363,252)

Balance at September 30, 2008 (unaudited)	12,682,493	$12,682	$14,893,681	$(11,388,463)	$3,517,900

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	February 25, 2004 (Inception) to September 30, 2008
Cash flows from operating activities:
Net loss	$(3,289,552)	$(2,363,252)	$(11,388,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1,300	1,300
Change in fair value of warrant liability	1,456,200	—	1,269,000
Stock-based compensation	1,229,390	394,443	5,794,802
Common stock issued for services	—	—	36,546
Common stock issued for research and development	—	489,000	1,335,760
Changes in assets and liabilities:
Other assets	(29,558)	(48,772)	(78,412)
Accounts payable	16,607	(4,702)	25,494
Accrued liabilities	29,478	9,339	51,898

Net cash used in operating activities	(587,435)	(1,522,644)	(2,952,075)

Cash flows from investing activities:
Purchase of property and equipment	—	(8,511)	(48,511)
Cash paid for sale of OMI	—	—	(25,000)

	—	(8,511)	(73,511)

Cash flows from financing activities:
Exercise of stock options	—	—	3,522
Proceeds from issuance of common stock under private placements	4,892,486	—	6,406,486
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	4,892,486	—	6,535,255

Increase in cash	4,305,051	(1,531,155)	3,509,669
Cash at beginning of period	1,060,341	5,040,824	—

Cash at end of period	$5,365,392	$3,509,669	$3,509,669

Supplemental non-cash financing activities:
Reclassification of warrant derivative liability to additional paid-in capital	$2,233,600	$—	$2,233,600

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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

In May 2006, the Company decided to suspend its research and development activities on its spectral imaging technology, and on September 11, 2006, the Company sold all of the outstanding capital stock of SMI to Dr. Daniel Farkas, a co-founder of SMI and inventor of this technology. In November 2006, the Company acquired an exclusive, worldwide license from Cedars-Sinai Medical Center for certain cellular-based therapy technology that the Company will be developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. The Company currently is funding a Phase I clinical trial of a vaccine product candidate for the treatment of glioblastoma multiforme based on this technology that the Company anticipates will be completed by the first half of 2009.

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

The Company has commenced the initial phase of development of a diagnostic/prognostic product for small cell lung cancer and a therapeutic product for the treatment of small cell lung and pancreatic cancers, based upon the acquired monoclonal antibody candidates. The monoclonal antibody technology is at a pre-clinical stage of development and will require further development before an IND can potentially be filed for human testing of any of the acquired product candidates. See Note 6.

Interim Results

The accompanying condensed financial statements at September 30, 2008 and for the three and nine month periods ended September 30, 2007 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2007 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had $5,026,780 and $0 of cash equivalents, consisting of certificates of deposit with an original maturity of 90 days or less, at December 31, 2007 and September 30, 2008, respectively.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Risk-free interest rate	4.75%	2.67%
Expected dividend yield	None	None
Expected life	3.0 years	3.9 years
Expected volatility	100.0%	92.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and September 30, 2008 was $0.71 and $0.36, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2008, we had 61.3 million shares of unissued shares of common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption of FIN 48 and as of September 30, 2008, the Company had no unrecognized tax benefits recorded.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of September 30, 2008, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 14,732,667 shares and 16,053,917 shares at September 30, 2007 and September 30, 2008, respectively.

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

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, we adopted SFAS 159 and the impact on our financial statements was not material.

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

3. Property and Equipment

As of December 31, 2007 and September 30, 2008, the Company had none and $8,511 of equipment, respectively. Depreciation expense for the nine months ended September 30, 2008 was $1,300. No equipment was placed into service prior March 31, 2008, therefore, no depreciation was recorded in the nine months ended September 30, 2007.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007, commencing a Phase II clinical trial for a product candidate by December 31, 2008 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through September 30, 2008, the Company has paid Cedars-Sinai a total of $125,000 in connection with the Phase I clinical trial.

On June 16, 2008, the Company entered into a First Amendment to Exclusive License Agreement (the “Amendment”) with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. This technology is covered by a U.S. patent application that was filed by the parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD 133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

Legal Costs

At December 31, 2007 and September 30, 2008, the Company was indebted to a shareholder for legal services for $42,559 and $14,458, respectively, which are included in accrued expenses on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to September 30, 2008 was approximately $779,000.

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

Consulting Agreements

Effective September 1, 2008, the Company entered into a consulting agreement with James Bender, Ph.D. under which Dr. Bender agreed to serve as Vice President – Clinical Development for a one-year term, subject to earlier termination by the Company or Dr. Bender on 15 days notice. Dr. Bender will provide his services to the Company on a part-time basis. For these services, the Company (i) will pay $6,000 per month, (ii) will pay Dr. Bender a success payment of $10,000 if the Company’s IND for a Phase I cancer stem cell vaccine is cleared by March 31, 2009 and $20,000 if the Company’s Phase II clinical trial for its dendritic cell-based vaccine is initiated by June 30, 2009, (iii) issued Dr. Bender a seven-year option under the Company’s stock option plan to purchase 66,000 shares of the Company’s common stock at a purchase price of $0.68 per share, which was equal to the closing price of the Company’s common stock on the grant date, with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and with 10,000 shares to vest if the Company’s IND for a Phase I cancer stem cell vaccine is cleared by March 31, 2009 and 20,000 shares to vest if the Company’s Phase II clinical trial for its dendritic cell-based vaccine is initiated by June 30, 2009.

As contemplated by the Molecular Discoveries agreement, the Company entered into a consulting agreement with Dr. Gelber concurrently with the Company’s acquisition of the monoclonal antibody related technology from Molecular Discoveries under which she will provide certain consulting services to the Company on a part-time basis in connection with its development of the acquired technology during the ten-month period from the closing of the acquisition. For these services, the Company (i) paid Dr. Gelber $30,000 per month for February 2008 and March 2008 and $10,000 per month for April 2008 through July 2008 (a total of $100,000)

and (ii) issued Dr. Gelber a five-year option under the Company’s stock option plan to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.53 per share, which was equal to the closing price of the Company’s common stock on the date of the closing of the acquisition, with such option having vested at the rate of 5,000 shares each month during the term of the consulting agreement and with 25,000 shares being cancelled due to a vesting milestone not being achieved. Effective August 1, 2008, the Company entered into a new consulting agreement with Dr. Gelber terminating and replacing the existing agreement. Under the new consulting agreement, Dr. Gelber will continue to provide her services to the Company on a part-time basis for one-year. For these services, the Company (i) will pay Dr. Gelber $4,166 per month, (ii) will pay Dr. Gelber a success payment of $28,000 if Dr. Gelber is able during the term of the consulting agreement to meet certain milestones and (iii) issued Dr. Gelber a five-year option under the Company’s stock option plan to purchase 84,000 shares of the Company’s common stock at a purchase price of $0.68 per share, which was equal to the closing price of the Company’s common stock on the grant date, with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and with 48,000 shares to vest upon meeting certain milestones described above.

Effective as of November 5, 2007, the Company entered into a new consulting agreement with C. Kirk Peacock under which Mr. Peacock agreed to serve as Chief Financial Officer for a one-year term, subject to earlier termination by the Company or Mr. Peacock on 30 days notice. Mr. Peacock will provide his services to the Company on a part-time basis. Under the agreement with Mr. Peacock, Mr. Peacock will be paid $8,000 per month and was granted an option to purchase 50,000 shares of common stock, at a purchase price of $1.30 per share, which was equal to the closing price of the Company’s common stock on the grant date, and which will vest monthly over a one-year period, and exercisable within its term during the period Mr. Peacock provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause.

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

On February 14, 2008, the Company acquired from Molecular Discoveries, the intellectual property and related assets comprising the technology the compensation consisted of (i) the issuance of 800,000 shares of the Company’s common stock to Molecular Discoveries and (ii) the reimbursement by the Company to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses. The Company has registered the shares issued to Molecular Discoveries, but Molecular Discoveries has agreed that it will not publicly resell any of these shares until after such registration is completed and not more than 100,000 shares in any 90-day period thereafter. To secure Molecular Discoveries’ potential obligations to the Company under the Molecular Discoveries agreement, all of the shares have been placed in escrow, with 400,000 shares subject to release after one year and the balance after two years from the closing of the transaction.

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

Stock Option Plan

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company, in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of September 30, 2008, the Company has reserved 3,400,000 shares of common stock for issuance under the plan and options to purchase 2,157,910 common shares have been granted under the stock option plan that are currently outstanding.

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

The following table summarizes stock option activity during the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	8,645,084	$1.02
Granted	1,040,000	$0.79
Exercised	—	$—
Forfeited or expired	(43,750)	$0.86

Outstanding September 30, 2008	9,641,334	$0.99	7.5	$—

Vested or expected to vest at September 30, 2008	9,029,918	$1.01	7.5	$—

As of September 30, 2008, the total unrecognized compensation cost related to unvested stock options amounted to $231,811, which will be amortized over the weighted-average remaining requisite service period of less than one year.

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

In February 2008, we acquired certain monoclonal antibody related technology owned by Molecular Discoveries LLC. This technology consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of targets (antigens) and monoclonal antibodies for diagnosis and treatment of diverse human diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. We have commenced preliminary pre-clinical development work on two of these antibody candidates and currently plan to seek a partner to fund future pre-clinical and clinical development work on these initial candidates.

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our lead vaccine product candidate and pre-clinical development of certain monoclonal antibody candidates, and have not generated any revenues. As a result, we have incurred operating losses and, as of September 30, 2008, we had an accumulated deficit of $11,388,463. We expect to incur significant research, development and administrative expenses before such time, if ever, that any of our products can be launched and revenues generated.

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

Our significant accounting policies are summarized in Note 2 of our interim financial statements for the period ended September 30, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

During the three months ended September 30, 2007 and 2008, we recorded an expense of $6,143 and $130,065, respectively, related to research and development activities. During the nine months ended September 30, 2007 and 2008, we recorded an expense of $71,714 and $1,068,159, respectively, related to research and development activities. On June 16, 2008, we recorded a $65,000 IPR&D charge associated with the issuance of 100,000 common shares of our common stock to Cedars-Sinai for the exclusive license of an epitope to CD133 and certain related intellectual property for our cancer stem cell vaccine program. On February 14, 2008, we recorded an IPR&D charge of $688,250 based on the cash paid plus the value of the shares of our common stock issued at the date of acquisition for the Molecular Discoveries technology.

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

Results of Operations

Revenues

We had no revenues during the period for the three and nine months ended September 30, 2007 and 2008, respectively. We do not expect to generate any operating revenues during 2008.

Expenses

General and administrative expenses for the three months ended September 30, 2007 and 2008 were $201,878 and $355,293 respectively. The increase in general and administrative expenses is primarily due to increased personnel and occupancy costs. Research and development expenses for the three months ended September 30, 2007 and 2008 were $6,143 and $130,065, respectively. The increase in research and development expenses is due to research and development costs associated with the acquired Molecular Discoveries technologies. We had $104,086 of non-cash expense for the three months ended September 30, 2008, consisting of stock based compensation, compared to $75,740 of non-cash expense stock based compensation for the three months ended September 30, 2007.

General and administrative expenses for the nine months ended September 30, 2007 and 2008 were $659,650 and $1,013,337, respectively. The increase in general and administrative expenses is primarily due to increased personnel and occupancy costs partially offset by a reduction in professional fees related to no new financings in 2008. Research and development expenses for the nine months ended September 30, 2007 and 2008 were $71,714 and $1,068,159, respectively. The increase in research and development expenses is related to $688,250 in-process research and development costs associated with the acquired Molecular Discoveries technologies, $65,000 in-process research and development costs associated with the acquisition of an additional exclusive license from Cedars-Sinai for our cancer stem cell vaccine program and to costs associated with our current Phase I clinical trial. We had $883,443 of non-cash expense for the nine months ended September 30, 2008, consisting of $394,443 in stock based compensation and $489,000 paid in common stock for IPR&D, compared to $2,685,590 of non-cash expense consisted of $1,229,390 of stock based compensation and change in fair value of warrant liability of $1,456,200 for the nine months ended September 30, 2007.

Loss

We incurred a net loss of $222,273 and $564,151 for the three months ended September 30, 2007 and 2008, respectively. We incurred a net loss of $3,289,552 and $2,363,252 for the nine months ended September 30, 2007 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $3,503,251, compared to working capital of $4,997,609 on December 31, 2007. In 2007, we raised net proceeds of approximately $4,892,486 through the sale of our securities in private placements.

The estimated cost of completing the development of our lead vaccine product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to complete our current Phase I clinical trial and to fund our currently planned level of operations through at least June 2010, although there is no assurance that such proceeds will be sufficient for this purpose.

We do not have any bank credit lines. We currently anticipate seeking to obtain additional financing in the future through the sale of additional equity, although we may also seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of September 30, 2008, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,522,644 of cash in our operations for the nine months ended September 30, 2008, compared to $587,435 for the nine months ended September 30, 2007, as the non-cash portion of our net loss for the 2008 period was $883,443 and the non-cash portion of our net loss for the 2007 period was $2,685,590. We used $8,511 of cash in our investing activities for the nine months ended September 30, 2008 and none for this purpose for the nine months ended September 30, 2007. We received no cash from financing activities for the nine months ended September 30, 2008 and $4,892,486 from the private placements of our securities that we completed during the nine months ended September 30, 2007.

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

Should third parties patent specific cells, systems, receptors, molecular antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and molecular antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or molecular antibody based technologies and that licensing and cross licensing of these rights among various competitors may arise. Our lead vaccine product candidate utilizes six antigens for which we will be required to obtain licenses from a number of other parties before we can commercialize this product candidate. There is no assurance that we will be able to obtain these licenses on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate. In addition, Cedars-Sinai has previously granted another institution rights to the use of certain peptide materials that we may seek to incorporate into one or more of our cellular-based therapy product candidates. We may be required to obtain a license from that other institution if we wish to use these materials. If we are unable to obtain this license, we would be required to develop vaccine products without the potential enhanced benefits that could be provided by these materials.

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

The Company did not issue any unregistered securities during the three-month period ended September 30, 2008 that were not previously reported in a Current Report on Form 8-K, and the Company did not repurchase any securities during that period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on September 29, 2008. The following summarizes the proposals voted on at that meeting.

Proposal 1 -	The election of Jacqueline Brandwynne, Richard A. Cowell, Navdeep Jaikaria, Ph.D., Robert L. Martuza, M. D., Manish Singh, Ph.D., and John Yu, M.D. to serve as all of the members of the Board of Directors, with the following vote totals:

•	5,406,089 votes were cast for the election of Ms. Brandwynne to the Company’s Board of Directors and 1,601,419 votes were withheld.

•	5,964,782 votes were cast for the election of Mr. Cowell to the Company’s Board of Directors and 1,042,726 votes were withheld.

•	5,954,956 votes were cast for the election of Dr. Jaikaria to the Company’s Board of Directors and 1,052,552 votes were withheld.

•	5,964,956 votes were cast for the election of Dr. Martuza to the Company’s Board of Directors and 1,042,552 votes were withheld.

•	6,192,790 votes were cast for the election of Dr. Singh to the Company’s Board of Directors and 814,718 votes were withheld.

•	5,964,956 votes were cast for the election of Dr. Yu to the Company’s Board of Directors and 1,042,552 votes were withheld.

Proposal 2 -	The approval of the amendment to the 2006 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the Plan from 1,500,000 to 3,400,000 and to increase the number of shares a Plan participant is eligible to receive in option or other awards in any twelve-month period from 400,000 to 600,000 was approved with 4,255,492 votes cast for, 781,205 votes cast against and 1,314,317 votes abstaining.

Proposal 3 -	The ratification of the appointment of Stonefield Josephson, Inc. as the Company’s independent registered public accounting firm for the year ended December 31, 2008 was approved with 6,203,703 votes cast for, 87 votes cast against, and 803,718 votes abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Agreement dated September 1, 2008 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.
Dated: November 13, 2008
	By:	/s/ Manish Singh
Name: Manish Singh, Ph.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2008

Exhibit No.	Description

10.1	Agreement dated September 1, 2008 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.