Form 10-K
period 2008-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2009-03-30
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant’s telephone number, including area code: (818) 992-2907

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,298,665.

There were 12,682,493 shares of the registrant’s common stock outstanding on March 1, 2009.

Documents incorporated by reference: None

Form 10-K

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc. and Patco Industries, Ltd., and, unless the context indicates otherwise, also include our former subsidiary, Spectral Molecular Imaging, Inc., a Nevada corporation, which we sold in September 2006.

“Safe Harbor” Statement

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including the forward-looking statements made in this Annual Report, as well as those made in our other filings with the SEC.

All statements in this Annual Report, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including statements of our current views with respect to our business strategy, business plan and research and development activities, our future financial results, and other future events. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in this Annual Report under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business.

Overview

ImmunoCellular Therapeutics, Ltd. is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Our product candidate portfolio includes peptide based cellular immunotherapies targeting cancer stem cells, cellular immunotherapies targeting cancer antigens, and monoclonal antibodies to diagnose and treat several different cancers. Our lead product candidate is a peptide based off-the-shelf vaccine to target glioblastoma multiforme, the most common brain tumors, for which we plan to file an IND in the third quarter of 2009. This vaccine targets cancer stem cells, which are widely believed to be roots of cancer, and may be applicable in multiple cancer indications. We have also recently completed a Phase I clinical trial of our dendritic cell based vaccine product candidate to treat glioblastoma multiforme which was initiated in May 2007. In addition, we have several monoclonal antibody product candidates targeting small cell lung cancer, pancreatic cancer, multiple myeloma and ovarian cancer. Through two important acquisitions in the last three years, we are building capabilities to develop new cancer immunotherapeutic products harnessing mechanisms of immune system surveillance in the human body.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center (“Cedars-Sinai”) to certain technology for use as cellular-based therapies, including dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications. In May 2008, we licensed an additional technology from Cedars-Sinai to target cancer stem cells which may be applicable for brain tumors as well as several other cancer indications.

In February 2008, we entered into an agreement with Molecular Discoveries LLC, a New York limited liability company (“Molecular Discoveries”), covering our acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The technology acquired under the Molecular Discoveries agreement and now owned by us consists of (1) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of targets (antigens) and monoclonal antibodies for diagnosis and treatment of diverse human diseases and (2) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers.

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

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities. The estimated cost of completing the development of our current lead product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to fund our currently planned level of operations through at least June 2010. We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations.

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

Technology and Proposed Products

Overview

The table below summarizes the status of our product candidates

Product candidate	Target Indication	Status

Active Immunotherapy:

ICT-121 (cancer stem cell antigen vaccine)	Glioblastoma	Pre-clinical

ICT-107 (cancer antigen vaccine)	Glioblastoma	Phase I completed. Development discontinued to focus instead on ICT-121.

Monoclonal Antibodies:

ICT-109 (Monoclonal Antibody)	Lung and pancreatic and colon cancer therapeutic	Pre-clinical

ICT-037 (Monoclonal Antibody)	colon, ovarian, multiple myeloma therapeutic and diagnostic	Pre-clinical

ICT-69 (Monoclonal Antibody)	Multiple Myeloma and Ovarian Cancer	Pre-clinical

ICT-Diagnostic-SCLC	Diagnostic/Prognostic for small cell lung cancer	Pre-clinical

Cancer is caused by abnormal cells that grow in an uncontrolled manner. These cells proliferate and metastasize throughout the body causing tumors which can cause organ failure and death. The current treatments such as surgery, radiation and chemotherapy have limited therapeutic effects and significant undesirable side effects. Our approach is to harness the body’s immune system to provide therapeutics with the ability to fight cancer. There are two arms of the immune system that provide natural protection to the body: the cellular immune system (T-cell based) and the humoral immune system (B-cell based), which uses antibodies to fight foreign invaders. Our strategy is to utilize both of these mechanisms in our product development programs. We believe that the synergy between the two types of immunity can be powerful. Elicitation of a cellular immune response has the potential of long-term protection against malignant diseases, while infusion of monoclonal antibodies (concentrated product of the humoral response) has the capacity to confer an immediate shield against the disease. The latter is especially important in cases where the patient’s immune system is compromised due to toxic treatment of the disease and cannot mount an adequate response to the active vaccine. In some situations a combination of a passive vaccine (monoclonal antibodies) aimed at halting the dissemination of cancer cells through the blood followed by an active vaccine when the patient recuperates may constitute an effective synergistic approach.

Active Immunotherapy

One of our product strategies is the development of cell-based vaccine products that could bolster the body’s natural tendency through its immune system to defend it against malignant brain tumors. We have been developing two forms of these vaccines, one based on cancer stem cells and one based on dendritic cells.

Peptide Vaccines Targeting Cancer Stem Cells

Cancer Stem Cells (“CSC”) are considered as a subset of cancerous cells which are responsible for the growth and re-growth of the primary and metastatic tumors. Complete eradication of tumor masses requires elimination of these cells, which are resistant to standard chemotherapy and radiation therapy. There are a number of markers that have been identified on various CSCs which could be exploited for targeting these cells. We are utilizing peptides (polymers of amino acids) in combination with an adjuvant that can elicit an immune response in the body by triggering T cells to identify and destroy these CSCs. These peptides were specifically designed to elicit a T cell response targeting CD133 positive CSCs that have been identified in a number of cancer types, including gliomas, colon cancer and pancreatic cancer.

Dendritic Cell Vaccines

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

Antibody Immunotherapy

Another strategy for our product development is to harness the other arm of the immune system, which uses antibodies that can bind and neutralize any foreign antigen. These antibodies are produced by the B-lymphocytes (B-cells), and each antibody recognizes only one antigen. The antibodies we have acquired from Molecular Discoveries have been created to recognize certain antigens primarily expressed on the cancer cells and not expressed on the normal cells, such that binding to those antigens can lead to death of the tumor cells. We also have acquired an antibody development platform called DIAAD from our technology acquisition from Molecular Discoveries, which may enable us to discover and develop novel antigens and antibodies for cancer cells.

Lead Product Candidate (ICT-121): Cancer Stem Cell Vaccine For Glioblastoma Multiforme

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

The laboratory at Cedars-Sinai Medical Center of Dr. John Yu, our Chairman of the Board and the Director of Surgical Neurooncology at the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai, was instrumental in identifying the cancer stem cells in glioblastoma. The characterization of cancer stem cells from glioblastoma has provided an opportunity to study the etiology of this dreaded disease and to be engaged in the development of product candidates that would be able to target the cancer stem cells which are believed to be responsible for the initiation and maintenance of glioblastoma. Dr. Yu and his team have identified several peptides that can elicit an immune response targeting CD133, a common marker present on most CSCs. These peptides are specific to certain HLA markers in humans.

Our lead product candidate, ICT-121, is a peptide that can elicit an immune response in a HLA-A*0201 serotype patient population to target CD133 positive cancer stem cells in brain tumors and other cancers. HLA is the molecule by which protein segments are presented to the immune system by antigen presenting cells. HLA-A2 represents the most prevalent HLA Class I type in North America. The current treatment of glioblastoma and other brain cancers involves a combination of surgery, radiation treatment and chemotherapy. One of the significant issues with this treatment is the recurrence of tumors after a few months of treatment, which may be due to CSCs left intact as these cells are resistant to chemotherapy as well as radiation therapy. By combining conventional treatment with a vaccine to target remaining CSCs, one could potentially significantly delay or eliminate recurrence of these tumors.

We are currently conducting additional preclinical studies to support an IND filing that we are targeting for this vaccine product candidate in the third quarter of 2009. The clinical trial for this vaccine will be a multi-center Phase I clinical trial in both recurrent as well as newly diagnosed patients with clinical as well as immunological response as the end points. We plan to enroll 15-20 patients for this trial.

ICT-107: Dendritic Cell-Based Vaccine Targeting Tumor Associated Antigens

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

Dr. Yu completed two clinical trials at Cedars-Sinai prior to his association with our company using dendritic cells loaded with tumor lysates derived from the patient’s cancer to generate an immune response against intracranial tumors. The results of these early studies preliminarily demonstrated the safety of dendritic cell vaccination as well as biological efficacy in generating specific anti-tumor T cell responses. Based upon some additional pre-clinical research, Dr. Yu and his Cedars-Sinai team have developed what they believe could be a new, improved dendritic cell-based therapeutic vaccine, ICT-107.

ICT-107 is a new generation dendritic cell-based therapeutic vaccine that consists of a number of specific tumor antigens which, when loaded onto the dendritic cells, are expected to stimulate the body’s T cells to target only these specific proteins on the patient’s tumor cells. This product candidate is an intradermal dendritic cell-based therapeutic vaccine that we plan to use with chemotherapy concomitantly or subsequent to conventional therapy in patients with first diagnosed or recurrent glioblastoma.

We tested ICT-107 in a Phase I clinical trial in patients with glioblastoma. This trial commenced in May 2007 at Cedars-Sinai and was recently completed. The trial enrolled 19 patients and the vaccine was well tolerated, with no significant adverse events reported. Of the 19 patients enrolled, 17 patients are still alive, with eight patients surviving at least one year after the surgery that preceded their vaccine treatment. Ten patients were evaluated for immune responses, and five of them had a significant response to at least one tumor-associated antigen. Patients demonstrating an immune response are exhibiting a trend toward longer overall survival. The preliminary data from our ICT-107 trial is encouraging and supports our view that immune therapies can potentially provide survival benefits for brain tumor patients.

In January 2009, we completed a strategic review of our cancer vaccine and molecular antibody programs in light of our limited resources and the difficulty for biotech companies to access additional capital under current market conditions. A goal of our strategic review was to establish a plan for continued aggressive development of our most promising product candidates consistent with our current limited financial resources (as of December 31, 2008, we had approximately $3.1 million of cash and short-term investments). As part of that review, we concluded that our cancer stem cell vaccine product candidate for brain and other cancers, ICT-121, which is being developed as a non patient-specific “off the shelf” vaccine, holds greater commercial potential for us than ICT-107, which is a patient-specific therapy. Accordingly, we have decided to focus our efforts on development of ICT-121 and to not continue development of ICT-107 at this time.

Monoclonal Antibodies Targeting Cancer

We acquired from Molecular Discoveries several MoAbs that react with small cell lung cancer (SCLC) cells, bind to the molecular structure and kill those cells in vitro. The survival rate is significantly higher when the disease is still localized, but only 16% of lung cancers are diagnosed at this early stage according to the American Cancer Society. Thus, the creation of new screening, monitoring and diagnostic tests for early detection and disease follow-up of SCLC may save many lives and prolong the survival of patients afflicted with this devastating disease.

We are currently evaluating the utility of these antibodies to screen patients with SCLC by testing serum and tissue samples in collaboration with George Mason University. Such a diagnostic test can be used to screen patients who have the right epitopes on their cancer cells and are most likely to benefit from such a treatment.

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

We are continuing development of our molecular antibody product candidates, ICT-37 and ICT-109, for the diagnosis and treatment of small cell lung cancer and pancreatic cancer. Last year, we initiated a collaboration with Antitope, Ltd (UK) to humanize these antibodies by using their proprietary technologies. We are in the process of generating additional preclinical data with these antibodies to support potential therapeutic benefits. In light of the potential need to access other technology to combine our antibodies with other cancer killing technologies and the significant projected pre-clinical development costs for these antibodies, we plan during 2009 to seek partners or licensees to develop these product candidates.

We also have another antibody product candidate, ICT-69, which targets ovarian cancer and multiple myeloma. Consistent with our antibody plans above, we plan to seek partners or licensees to develop ICT-69 further.

These monoclonal antibody programs are at a pre-clinical stage of development and will require further development before an IND can be potentially filed for human testing. We expect our potential partners or licensees to do this development work.

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

In May 2008, we licensed an additional cancer stem cell vaccine technology from Cedars-Sinai for which we paid 100,000 shares of our common stock.

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

The technology acquired under the Molecular Discoveries agreement and now owned by us consists of (1) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of monoclonal antibodies to detect and treat cancer and other chronic diseases and (2) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers.

The consideration that we paid for the acquired technology consists of (1) the issuance of 800,000 shares of our common stock to Molecular Discoveries and (2) our reimbursement to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses. We are required to register the shares that we have issued to Molecular Discoveries, which has agreed to not publicly resell more than 100,000 shares in any 90-day period. All of the shares issued to Molecular Discoveries have been placed in escrow to secure its obligations to us under the Molecular Discoveries agreement, with 400,000 shares released in February 2009 and the remaining shares subject to release in February 2010.

Intellectual Property

We acquired exclusive worldwide rights from Cedars-Sinai to the inventions described below. Our dendritic cell based vaccine and cancer stem cell vaccine product candidates are currently covered by patent applications that have been filed in the United States. Our current patent applications for our vaccine technology are as follows:

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

In addition, we have acquired exclusive worldwide ownership rights to six granted U.S. patents and 14 U. S. and foreign patent applications through our acquisition of the monoclonal antibody related technology from Molecular Discoveries. The issued patents relate to monoclonal antibodies targeting various cancers, including human myeloma, ovarian cancer and small cell lung cancer.

Employees

We have two full-time employees, including our President and Chief Executive Officer. Our Chairman of the Board, Chief Financial Officer and Vice President of Clinical Development work part-time for us. In addition, we have a number of consulting agreements for regulatory affairs, investor relations and business development.

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

A number of monoclonal antibody products currently are being marketed for the treatment of cancer, including Rituxan®, Herceptin®, Compath®, Avastin®, Erbitux®, Vectibix®, Zevatin®, and Bexxar®, and numerous other monoclonal antibody based products are under development for the treatment of cancer. In the monoclonal antibody space, we will be directly competing against a number of other well-established pharmaceutical and biotech companies such as Genentech, Seattle Genetics, Immunomedica, Medarex, Immunogen and others. Several of these companies are also targeting lung, pancreatic and colon cancer.

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

GLOSSARY OF TERMS

Antibody:	any of a large body of proteins normally present in the body or produced in response to an antigen that it neutralizes, thus producing an immune response.

Antigen:	any substance that when introduced into the body can stimulate the production of antibodies and combine specifically with them.

Cancer Stem Cell:	cancer cells (found within tumors or hematological cancers) that possess characteristics associated with normal stem cells, specifically the ability to give rise to all cell types found in a particular cancer sample.

Cellular differentiation:	the process by which a cell becomes specialized in order to perform a specific function.

Cytokine:	any of a class of immunoregulatory proteins (such as interleukin, tumor necrosis factor, and interferon) that are released by cells of the immune system and act as intercellular mediators in the generation of an immune response. Also called chemokine.

Dendritic cell:	a highly specialized white blood cell found in the skin, mucosa and lymphoid tissues that initiates a primary immune response by activating lymphocytes and secreting cytokines.

DNA:	a nucleic acid that carries the genetic information in the cell and is capable of self-replication and synthesis of RNA, which determines protein synthesis and the transmission of genetic information.

Epitope:	a localized region on the surface of an antigen that is capable of eliciting an immune response and of combining with a specific antibody to counter that response.

Glioblastoma multiforme (GBM):	the most common and most aggressive type of primary brain tumor in humans

Immunogenic:	capable of inducing an immune response.

Lymphocyte:	any of various white blood cells, including B cells and T cells, that function in the body’s immune system by recognizing and deactivating antigens. B cells act by stimulating the production of antibodies. T cells contain receptors on their cell surfaces that are capable of recognizing and binding to specific antigens. Lymphocytes are found in the lymph nodes and spleen and circulate continuously in the blood and lymph.

Lysate:	the cellular debris and fluid produced by the disintegration of a cell resulting from the destruction of its membrane by a chemical substance, especially an antibody or enzyme.

Peptide:	a compound containing two or more amino acids in which the carboxyl group of one acid is linked to the amino group of the other

Stem cell:	an unspecified cell that upon division replaces its own numbers and also gives rise to cells that differentiate further into one or more specialized cell type.

T cell:	any of several closely related lymphocytes, developed in the thymus, which circulate in the blood and lymph and orchestrate the immune system’s response to infected or malignant cells.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company. The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Related To Our Business

We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

We are a recently formed development-stage company that has only recently commenced any significant research and development activity. There is no assurance that we will be able to satisfactorily develop our dendritic cell-based cancer vaccine technology and to market our proposed product candidates or that our proposed product candidates will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any revenues to date, and we do not expect to generate any such revenues for a number of years.

Our lead product candidate, a cancer stem cell vaccine for the treatment of glioblastoma multiforme and other cancers is in an early stage of development, has not been subjected to any human testing and will require extensive testing and regulatory marketing approvals before commercialization. Our cell-based vaccine technologies and our recently acquired molecular antibody based technology currently are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of the contemplated clinical trials for our lead vaccine product candidate and our ability to successfully develop and then clinically test one or more molecular antibody product candidates. We have only two full-time employees, including our President and Chief Executive Officer, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and molecular antibodies in particular. You must consider that we may not be able to:

•

obtain additional financial resources necessary to develop, test, manufacture and market our lead or other vaccine product candidates, our molecular antibody product candidates or any future product candidates;

•

engage corporate partners to assist in developing, testing, manufacturing and marketing our lead or other vaccine product candidates, our molecular antibody product candidates or any future product candidates;

•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;

•

establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our lead or other vaccine product candidates, our molecular antibody product candidates or any future product candidates; and

•

market our lead or other vaccine product candidates, our molecular antibody product candidates or any future product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

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

We believe that our existing cash balances will be sufficient to fund our currently planned level of operations through at least June 2010. We will need significant funding to carry out all of our planned development work on our lead vaccine product candidate, our molecular antibody product candidates and future product candidates and to expand the scope of our operations (including seeking to employ additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our current or any future product candidates could be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. The volume and frequency of such trading has been limited to date. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels. We may seek SBIR or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. We have not yet submitted any requests for these grants, the competition for obtaining these grants is intense and there is no assurance that we will secure any grant funding on a timely basis or at all.

Our access to Dr. Yu’s research laboratory at Cedars-Sinai may be limited.

We are heavily dependent upon Dr. John Yu, both for past research and as we develop our lead vaccine product candidate or any other or future vaccine product candidates. His laboratory at Cedars-Sinai has been financed in part by Cedars-Sinai (which is the licensor of our cellular-based therapy technology) and the National Institutes of Health (“NIH”). Cedars-Sinai or the NIH or other governmental agencies could promulgate new rules and regulations that might interfere with our product development or ownership rights if we wish to access on a contractual basis Dr. Yu’s laboratory at Cedars-Sinai in connection with our research and development activities.

Our current product candidates and any future product candidates will be based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-part reimbursement and market acceptance. For example, the FDA has limited experience with cancer stem cell or dendritic cell-based therapeutics and has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our lead vaccine product candidate or any other or future vaccine product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. The targeting of cancer stem cells as a potential therapy is a recent development that may not become broadly accepted by scientists or pharmaceutical companies. In addition, the manufacture of biological products, including cancer stem cell or dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

In addition, our product candidates may cause undesirable side effects. Results of preclinical research with our lead or any other or future product candidates or clinical results with formulations used in earlier trials that are similar but not identical to our product candidate formulations may not be indicative of the results that will be obtained in later stages of preclinical or clinical research on our product candidates. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because cancer stem cells and dendritic cells represent new forms of therapy, the marketplace may not accept any products we may develop that utilize these technologies. If we do succeed in developing products, we will face many potential obstacles, such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks, such as product liability claims.

Because of the early stage of development of our lead vaccine product candidate, we do not know if we will be able to generate data that will support the filing of a biologics license or new drug application for this product candidate or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of this product candidate or the development of any of our any other or future product candidates. Delays in clinical trials could reduce the commercial viability of our lead product candidate and any other or future product candidates.

We are required to pay substantial royalties under our license agreement with Cedars-Sinai, and we must meet certain milestones to maintain our license rights.

Under our license agreement with Cedars-Sinai for our cellular-based therapy technology, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the Cedars-Sinai license agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidate and in the raising of funding (including initiating a Phase II clinical trial of a vaccine product candidate by December 31, 2008). Because we did not initiate a Phase II trial of a vaccine product candidate by December 31, 2008, we may lose our rights in the technology licensed from Cedars-Sinai unless that institution waives or modifies that milestone requirement. Although we anticipate that we will be able to obtain an acceptable waiver or modification from Cedars-Sinai, we have not yet sought this waiver or modification, and we could encounter unexpected difficulties in securing it. There also is no assurance that we will be successful in meeting other future milestones on a timely basis or at all.

Before we can market our lead product candidate or any other or future product candidates, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Our current product candidates and any future product candidates that we will be developing will require approval of the U.S. Food and Drug Administration (“FDA”) before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high and no cancer stem cell or dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing. The FDA may require pre-clinical work for our molecular antibody product candidates beyond what we currently plan to conduct, which could necessitate significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for these product candidates. The formulation of our lead vaccine product candidate needs to be developed and has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

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

Our lead vaccine product candidate and any other or future product candidates may not be eligible for Orphan Drug status.

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

We may seek orphan drug status for our peptide based cancer stem cell vaccine to treat glioblastoma multiforme and other diseases if we meet the eligibility criteria. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

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

Because our current product candidates represent and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-part reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our current product candidates or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-part medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Certain of our cell-based vaccine product candidates may be formulated with cells harvested and processed from individual target patients, which could limit the target patient population for these vaccines and could require complex and costly manufacturing processes to produce these vaccines on a commercial basis. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our common stock.

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

Although we are not utilizing embryonic stem cells, adverse publicity due to the ethical and social controversies surrounding the use of such cells or any adverse reported side effects from any stem cell, dendritic or other cell therapy clinical trials or to the failure of such trials to demonstrate that these therapies are efficacious could materially and adversely affect our ability to raise capital or recruit managerial or scientific personnel or obtain research grants.

As an early stage small company that will be competing against numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we have, we will be at a significant competitive disadvantage.

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

Drugs targeting cancer stem cells is a new emerging field, and a number of companies are developing products that are in various stages of clinical or preclinical development. We will be competing with these companies, which may have more resources than we have. This list may include among others ChemGenex, GlaxoSmithKline, Geron, Stemline Therapeutics, OncoMed Pharmaceuticals, Raven and Arius Research. In addition, a number of academic and research centers are doing research in this area which may be commercialized by new or existing companies.

A number of monoclonal antibody products currently are being marketed for the treatment of cancer, including Rituxan®, Herceptin®, Compath®, Avastin®, Erbitux®, Vectibix®, Zevatin®, and Bexxar®, and numerous other monoclonal antibody based products are under development for the treatment of cancer. Accordingly, our monoclonal antibody products, if marketed, can be expected to compete with a number of monoclonal antibody products (as well as other products for the treatment of cancer) that are well established and marketed by substantial organizations.

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

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our lead product candidate or any other or future product candidates, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. We will need to rely on a firm with expertise in producing a humanized form of our molecular antibody product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. We currently are seeking a partner or licensee to be responsible for the early stage development of our molecular antibody product candidates. Since we do not have any significant efficacy data for these product candidates, it will be more difficult for us to obtain partners or licensees on attractive terms or at all at this stage. Accordingly, we will seek to enter, at the appropriate time, into agreements with other companies that can assist us and provide certain capabilities that we do not possess. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product is delayed or sales of an approved product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates could be delayed or terminated.

To the extent that we rely on third-party individuals or other companies to manage the day-to-day conduct of our clinical trials or to manufacture, sell or market our current product candidates or any future product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we might utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a firm producing humanized forms of our molecular antibody product candidates or a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our current product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our lead product candidate and any other or future product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The very nature of the product may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee; which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee for a clinical trial established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have significant negative repercussions on the value of the product candidate and may have negative repercussions on the company and on the shareholders.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review.

Following any initial regulatory approval of any products we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks, including the continuation of a contractual or other relationship with the third-part manufacturer, and reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising also will be subject to regulatory requirements and continuing FDA review.

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

Issuance of patents based upon the various patent applications licensed from Cedars-Sinai will depend upon the U.S. and foreign patent agencies being able to determine that the claims made in these applications were not already publicly known or were not obvious from prior published patents and literature, including the extensive previous vaccine work performed and published by Dr. John Yu and other researchers at Cedars-Sinai. We have recently filed a provisional patent application covering our cancer stem cell vaccine product candidate. Another patent application that we licensed from Cedars-Sinai and that we have been pursuing was rejected by the U.S. Patent and Trademark Office based on prior art. This patent application covers the treatment of brain and other cancers by a combination of a dendritic cell-based vaccine and chemotherapy. We are seeking patent protection for our dendritic cell-based vaccine product candidate primarily through our licensed multiple antigen patent application. We are not dependent on any of the claims in the combination therapy application being granted in order to complete the development of or to commercialize our lead cancer stem cell vaccine product candidate or our dendritic cell-based vaccine product candidate. We may in the future elect to abandon one of more of our pending patent applications that do not provide significant coverage for the product candidates or technologies that we have focused on for strategic purposes.

Even if we are able to obtain patent protection for our lead vaccine product candidate or any of our other or future product candidates, there is no guarantee that the coverage of these patents or the existing patents we own covering our monoclonal antibody based technology, will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

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

Should third parties patent specific cells, systems, receptors, molecular antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and molecular antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or molecular antibody based technologies and that licensing and cross licensing of these rights among various competitors may arise. Our dendritic cell-based vaccine product candidate utilizes six antigens for which we will be required to obtain licenses from a number of other parties before we can commercialize this product candidate. There is no assurance that we will be able to obtain these licenses on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate. In addition, Cedars-Sinai has previously granted another institution rights to the use of certain peptide materials that we may seek to incorporate into one or more of our cellular-based therapy product candidates. We may be required to obtain a license from that other institution if we wish to use these materials. If we are unable to obtain this license, we would be required to develop vaccine products without the potential enhanced benefits that could be provided by these materials.

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

Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our current product candidates or any future product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

We will be dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

Except for our President and Chief Executive Officer, we do not have any full-time management personnel. We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board, and Dr. Manish Singh, our President and Chief Executive Officer. However, these individuals (with the exception of Dr. Singh) are associated with us on a part-time basis only. We do not currently maintain key man life insurance on Drs. Yu and Singh, we do not have an employment contract with Dr. Yu and our employment contract with Dr. Singh expires in February 2010, and the loss of either of their services would materially and adversely affect our business.

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

Our ability to successfully commercialize and penetrate the market for our current product candidates and any future product candidates is likely to depend significantly on the availability of reimbursement for our lead product candidate or any other or future product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow the price of our product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products, which currently is reimbursable, they may be unwilling to use our product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our lead proposed product candidate and any future product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current lead products candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities and obtained this coverage for the recently completed clinical trial of our dendritic cell-based vaccine product candidate. There is no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for any of the future trials for our current product candidates or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of March 1, 2009, our directors and executive officers beneficially owned approximately 37% of our outstanding common stock. Dr. John Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name three of our directors, may be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Potential conflicts of interest could arise for certain members of our management team in the performance of their services for us.

Dr. John Yu, our Chairman of the Board, and Dr. Keith Black, the Chairman of our Scientific Advisory Board, are full-time employees of Cedars-Sinai, which owns shares of our common stock and where we plan to conduct certain research and development work, including clinical trials of our vaccine product candidates. Potential conflicts of interest could arise as a result, including for Dr. Yu and Dr. Black in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Dr. Yu and other scientists associated with Dr. Yu at Cedars-Sinai may perform research in the field of brain tumors that is sponsored by other third parties. We will not acquire any interest in the intellectual property generated by this research, including a clinical trial currently being conducted with a dendritic cell vaccine in combination with certain intracranial chemotherapy. These studies may compete for patients to be enrolled in clinical trials with our current or future clinical trials.

Substantial sales of our common stock could cause our common stock price to fall.

Currently, approximately 12,682,498 shares of our currently outstanding common stock and another 15,983,669 shares of our common stock issuable upon exercise of warrants and options are eligible to be sold pursuant to Rule 144 or currently effective registration statements. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on or a national securities exchange.

Our securities are currently quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not listed on a national securities exchange. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on a national securities exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this report.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently maintain our corporate office in Woodland Hills, California under a one-year lease at a monthly rental rate of $2,894. We do not lease or own any other real property.

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

There was little or no trading in our common stock prior to our merger with Spectral Molecular Imaging in January 2006, and there has only been very limited trading since then. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2007	$2.91	$0.85
June 30, 2007	3.50	1.17
September 30, 2007	1.39	0.83
December 31, 2007	1.30	0.55
March 31, 2008	0.85	0.51
June 30, 2008	0.70	0.32
September 30, 2008	0.68	0.21
December 31, 2008	0.68	0.16

Stockholders

As of March 1, 2009, there were approximately 182 holders of record of our common stock, not including any persons who hold their stock in “street name.”

Dividend Policy

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Issuances of Unregistered Securities; Purchases of Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2008 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

Equity Compensation Plan Information

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the information in this Item 7 together with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1.A and elsewhere in this Annual Report.

Overview

On January 31, 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Annual Report and the description of our results of operations and financial condition reflect the operations of Spectral Molecular Imaging.

In May 2006, we decided to suspend our research and development activities on Spectral Molecular Imaging’s spectral imaging technology, and on September 11, 2006, we sold all of the outstanding capital stock of Spectral Molecular Imaging to Dr. Daniel Farkas, a co-founder of Spectral Molecular Imaging and inventor of its technology.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center for certain cellular-based therapy technology that we are developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We recently completed a Phase I clinical trial of a vaccine product candidate for the treatment of glioblastoma multiforme based on this technology.

In February 2008, we acquired certain monoclonal antibody related technology owned by Molecular Discoveries LLC. This technology consists of (1) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of targets (antigens) and monoclonal antibodies for diagnosis and treatment of diverse human diseases and (2) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers.

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our lead vaccine product candidate, and have not generated any revenues. As a result, we have incurred operating losses and, as of December 31, 2008, we had an accumulated deficit of $12,036,863. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

For additional information about our plan of business operation, see Item 1 of this Annual Report, entitled “Business.”

Revenues

We had no revenues during the twelve months ended December 31, 2007 or during the twelve months ended December 31, 2008. We incurred a net loss of $3,614,753 for the twelve months ended December 31, 2007 and a net loss of $3,059,730 for the twelve months ended December 31, 2008. We do not expect to generate any operating revenues during 2009.

Expenses

General and administrative expenses for the twelve months ended December 31, 2007 and for the twelve months ended December 31, 2008 were $946,022 and $1,366,146, respectively. During 2008, the Company accrued $34,952 in bonuses that are contingent on reaching certain clinical development milestones. Research and development expenses for the twelve months ended December 31, 2007 and for the twelve months ended December 31, 2008 were $77,857 and $1,296,772, respectively. We had $2,752,914 of non-cash expense for the twelve months ended December 31, 2007, including $1,296,714 in stock based compensation and $1,456,200 in change in fair value of warrant liability. We had $1,004,432 of non-cash expense for the twelve months ended December 31, 2008, consisting of $513,357 in stock based compensation, $489,000 paid in common stock for in process research and development and $2,075 in depreciation expense.

We expect the amount of our general and administrative cash expenses in 2009 to approximate those cash expenses incurred in 2008. We estimate that the cost of our research and development work will exceed $1,000,000 in 2009, and we may incur significant additional research and development expenses should we expand our research and development work on additional potential applications for our existing technologies or should we acquire additional technologies from one or more third parties.

Loss

We incurred a net loss of $3,614,753 for the twelve months ended December 31, 2007 and a net loss of $3,059,730 for the twelve months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $2,924,886, compared to working capital of $4,997,609 on December 31, 2007.

The estimated cost of completing the development of our lead vaccine product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to fund our currently planned level of operations through at least June 2010, although there is no assurance that such proceeds will be sufficient for this purpose.

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

As of December 31, 2008, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,945,447 of cash in our operations for the twelve months ended December 31, 2008, compared to $912,003 for the twelve months ended December 31, 2007, as the non-cash portion of our net loss for 2008 was $1,004,432 and the non-cash portion of our net loss for the 2007 period was $2,752,914.

We used $3,010,087 of cash in our investing activities for the twelve months ended December 31, 2008, consisting of $3,000,000 in purchases of certificates of deposit and $10,087 in purchases of equipment and none for this purpose for the twelve months ended December 31, 2007.

We received no cash from financing activities for the twelve months ended December 31, 2008 and $4,892,486 from the private placements of our securities that we completed during the twelve months ended December 31, 2007.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the period from February 25, 2004 to December 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During 2008, 2007 and 2006, we recorded an expense of $1,296,772, $77,857 and $772,200, respectively, related to research and development activities.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto and the related report of Stonefield Josephson, Inc. are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
John S. Yu, M.D.(1)(2)	45	Chairman of the Board
Manish Singh, Ph.D.	40	President, Chief Executive Officer and Director
C. Kirk Peacock	40	Treasurer and Chief Financial Officer
Jacqueline Brandwynne(2)	71	Director
Richard A. Cowell(2)(3)	61	Director
Robert L. Martuza, M.D.(1)	60	Director
Navdeep Jaikaria(1)(3)	46	Director

(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee

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

C. Kirk Peacock, Treasurer and Chief Financial Officer

Mr. Peacock has served as our Treasurer and Chief Financial Officer on a part-time basis since January 2006 and previously served in that capacity from May 2005 until September 2006 for our predecessor company on a part-time basis. He also served on a part-time basis as our interim President from November 2007 to February 2008. Mr. Peacock is a Certified Public Accountant and previously was Chief Financial Officer with CytRx Corporation, a ribonucleic acid interference and biopharmaceutical company focused on the development and commercialization of high-value human therapeutics from August 2003 through July 2004. Mr. Peacock has experience as Chief Financial Officer with several start-up companies, including DigitalMed, Inc., a venture-backed subsidiary of Tenet Healthcare, and Ants.Com, Inc., a venture-backed company of Bertelsmann Ventures. Mr. Peacock was also a manager with a large, international accounting firm for a number of years. Mr. Peacock serves as a director on the Board of Directors and a member of the Audit Committee of Laird Norton Company LLC. Mr. Peacock is a graduate of Claremont McKenna College.

Jacqueline Brandwynne, Director

Ms. Brandwynne has served as a director since January 2007. Since 1981, Ms. Brandwynne has served as President and CEO of Brandwynne Corporation, which has co-founded and assisted in the development of several healthcare and biotech companies. Ms. Brandwynne is a business strategist with more than 25 years of experience working with companies such as American Cyanimid, Bristol Myers/Clairol, National Liberty Life, Seagram & Sons and Neutrogena. From 1974 to 1981 she was in charge of developing Citicorp’s global business strategy From 2000 to 2006, Ms. Brandwynne was a director of Microvision, Inc., a public company that develops sophisticated miniature displays. She has served in multiple advisory roles in several administrations, including as an Advisor to the Council of Economic Advisors, a member of the US Trade Representatives Services Policy Advisory Committee, a negotiator of the North American Trade Agreement, a participant in GATT negotiations and a member of The Committee on Critical Choices for America, and Chair of an Economic Summit at the White House. She currently serves on the boards of Pacific Union Bank, the Proteus Venture Biotech Fund and on several non-profit boards, including the Cedars-Sinai Health Systems Board of Governors and the California Institute of the Arts.

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

Navdeep Jaikaria, Ph.D., Director

Dr. Jaikaria has served as a director since June 2008. He currently is CEO of SGN Advisors, Inc., an advisory firm that conducts global biopharmaceutical due diligence for private equity funds and hedge funds as well as companies. Dr. Jaikaria held various positions with Rodman & Renshaw from 2003 until 2008, when he retired as Managing Director, Senior Equity Research Analyst – Biotechnology. Dr. Jaikaria previously held positions in equity research with Leerink Swann and Mehta Partners from 2000 to 2003 and consulting positions with Merck & Co. and Antigenics, Inc. from 1996 until 1999. Dr. Jaikaria holds a Ph.D. in Cell Biology and Anatomy from New York Medical College, conducted a research fellowship at Rockefeller University and holds a B.S. in Human Biology from All India Institute of Medical Sciences.

Committees of the Board

Our Board of Directors has established an Audit Committee currently consisting of Mr. Cowell, as Chairman, and Dr. Jaikaria.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of our financial statements and reports;

•	the independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee appoints the independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves permitted non-audit services provided by our independent auditors and reviews the independence of the auditors. Mr. Cowell has been designated as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Our Board of Directors has established a Compensation Committee currently consisting of Drs. Yu, Martuza and Jaikaria. The Compensation Committee reviews, and makes recommendations to the full Board of Directors relating to, the compensation of our officers and directors, including our officers’ annual salaries and bonuses and the terms and conditions of option grants to our officers and directors under our stock incentive plan.

Our Board of Directors has established a Nominating and Corporate Governance Committee currently consisting of Ms. Brandwynne, as Chairwoman, Mr. Cowell and Dr. Yu. The Nominating and Corporate Governance Committee develops and recommends corporate governance guidelines to the Board, selects or recommends for selection nominees to serve on the Board, and oversees the evaluation of the Board and its committees.

Scientific Advisory Board

We have established a Scientific Advisory Board currently consisting of Dr. Keith Black, as Chairman, Dr. Peter Brooks, Dr. Silvia Formenti and Dr. Sherie Morrison to assist our management in the areas of expertise of the members of our Scientific Advisory Board.

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

Peter Brooks, Ph.D.

Dr. Brooks has served on our Scientific Advisory Board since October 2008. Dr. Brooks serves as a Senior Scientist at the Maine Medical Center Research Institute, where he is focused on studying mechanisms that regulate angiogenesis, tumor growth and metastasis. Prior to joining that Institute, Dr. Brooks served as associate professor and director of Antiogenesis and Radiation Research at New York University (NYU) School of Medicine. Prior to association with NYU, Dr. Brooks was an assistant professor at the USC School of Medicine, during which time he co-founded Cell Matrix Incorporated, a biotechnology company focuses on anti-antiogenic drugs targeting cryptic ECM epitopes. Dr. Brooks’ studies have led to a recent clinical trial to evaluate the effects of D93, a humanized antibody directed to a cryptic collagen epitope for the treatment of malignant tumors. Dr. Books obtained his Ph.D. in Cell and Developmental Biology from the State University of New York at Stony Brook.

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

Sherie Morrison, Ph. D.

Dr. Morrison is a distinguished professor of Microbiology, Immunology and Molecular Genetics at the University of California, Los Angeles. Dr. Morrison joined the faculty of UCLA in 1988 and acted as department chair for 10 years. Prior to that, Dr. Morrison served as professor in the Department of Microbiology at Columbia University College of Physicians and Surgeons, which followed various post-doctoral fellowships at Columbia University, University of California, Berkeley and Albert Einstein College of Medicine. Her long-time research interest has been the functional properties of antibodies and novel antibody-related proteins, and she is well published in this area. Dr. Morrison holds Ph.D. and B.A. degrees from Stanford University.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, Woodland Hills, California 91367.

Section 6(a) Beneficial Ownership Reporting Compliance

Because we have not registered our common stock under Section 12 of the Exchange Act, our directors and executive officers and owners of more than ten percent of our common stock are not required to file with the SEC reports under Section 16(a) of the Exchange Act regarding their ownership and changes in ownership of our common stock.

Item 11.	Executive Compensation

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2008 to Dr. Manish Singh, who has served as our President and Chief Executive Officer since February 18, 2008, and to C. Kirk Peacock, who served as our Interim President from November 5, 2007 to February 17, 2008 and who has served as our Chief Financial Officer since May 16, 2005. We did not pay any other person compensation that exceeded $100,000 during either of the fiscal years ended December 31, 2007 and December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Manish Singh, Ph.D. President and Chief Executive Officer	2008	$175,000	(1)	—	—	170,000	(5)	—	—	—	$345,000
	2007	—		—	—	—		—	—	—	—
C. Kirk Peacock Chief Financial Officer	2008	$96,000	(2)			34,116	(6)				$130,116
	2007	$48,500	(3)			32,000	(7)				$80,500

(1)	Includes $16,667 per month for the period from February 18, 2008 through December 31, 2008 for services rendered to us as President and Chief Executive Officer.
(2)	Includes $8,000 per month for services rendered to us as Chief Financial Officer and Treasurer.
(3)	Includes $2,500 per month for the period from January 1, 2007 through May 31, 2007, $4,000 per month from June 1 through October 29, 2007 and $8,000 per month from October 30, 2007 through December 31, 2007 for services as Chief Financial Officer and Treasurer from January 1, 2007 through November 4, 2007 and for services as Interim President and Chief Financial Officer from November 5, 2007 through December 31, 2007.
(4)	This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to the named executive, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.

(5)	Includes a seven-year option to purchase 600,000 shares of our common stock granted February 18, 2008 at an exercise price of $1.00 per share, vesting monthly over a one-year period following the date of grant, for services rendered as President and Chief Executive Officer.
(6)	Includes a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2007 at an exercise price of $1.30 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2007 and also as Interim President commencing November 5, 2007.
(7)	Includes (i) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2007 at an exercise price of $1.30 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2007 and also as Interim President commencing November 5, 2007 and (ii) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2006, at an exercise price of $1.00 per share, vesting quarterly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2006.

Stock Option Grants

The following table sets forth information as of December 31, 2008 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2008

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Manish Singh, Ph.D.	600,000	(1)	100,000	(1)		$1.00	02-17-15
	25,000	(2)	18,750	(2)		.27	9-28-15
C. Kirk Peacock	50,181	(3)	—			0.35	05-15-10
	25,000	(4)	—			1.00	10-29-13
	50,000	(5)	—			1.00	10-29-13
	50,000	(6)	—			1.30	10-29-14
	8,334	(7)	41,666	(7)		.30	10-29-15

(1)	Vested monthly following grant on February 18, 2008
(2)	Vested 25% quarterly following grant on September 30, 2008
(3)	Vested monthly following grant on May 16, 2005.
(4)	Vested upon grant, October 30, 2006.
(5)	Vested 25% quarterly following grant on October 30, 2006.

(6)	Vested monthly following grant on October 30, 2007.
(7)	Vested monthly following grant on October 30, 2008.

Compensation of Directors

On November 5, 2007, the Board of Directors adopted a compensation program for the directors whereby each non-employee director will receive compensation in the form of cash and stock options for serving on the board as well as serving on board committees. The cash compensation consists of an annual retainer of $10,000 for serving as a director, a fee of $1,000 for each Board meeting attended, and a fee of $750 for each Board committee meeting attended. In addition, the Chairman of the Board will receive a $25,000 annual retainer, and the Chairperson of each of the Board committees will receive a $15,000 annual retainer. All fees are to be paid quarterly. Seven-year non-qualified stock options to purchase 25,000 shares of the Corporation’s common stock are to be granted annually on the date of the annual shareholders’ meeting to each non-employee director at an exercise price equal to the last reported trading price of the Corporation’s common stock on that day, with such option to vest quarterly over the one-year period following the date of grant.

During the fiscal year ended December 31, 2007, we paid our non-employee directors cash compensation for serving on the Board of Directors and committees of the Board and granted each of our non-employee directors seven-year non-qualified options to purchase 25,000 shares of our common stock vesting quarterly over a one-year period following the date of grant. All of the foregoing options, granted to the directors in November 2007 have an exercise price of $1.30 per share. In November 2007, we also granted to each of two of our directors, Ms. Brandwynne and Dr. Mosk, a seven-year option to purchase 75,000 shares of our common stock at an exercise price of $1.30 per share for their identification and facilitation of the acquisition of the monoclonal antibody related technology from Molecular Discoveries, with such options to vest upon the closing of such acquisition.

During the fiscal year ended December 31, 2008, we paid our non-employee directors cash compensation for serving on the Board of Directors and committees of the Board and granted each of our directors seven-year non-qualified options to purchase 25,000 shares of our common stock vesting quarterly over a one-year period following the date of grant, at an exercise price of $0.27 per share.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2008 for their services rendered as directors. The compensation of Dr. Singh, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2008

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)(5)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jacqueline Brandwynne(3)	$30,417	—	$92,313	—	—	—	$122,730
Richard A. Cowell	$33,417	—	$43,063	—	—	—	$76,480
Navdeep Jaikaria(4)	$10,417	—	$6,313	—	—	—	$16,730
Robert L. Martuza	$16,417	—	$21,563	—	—	—	$37,980
John Yu	$48,083	—	$21,563	—	—	—	$69,646

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to the named director in fiscal year 2008, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2007 grants, refer to Note 2 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(2)	On September 29, 2008 we granted a seven-year non-qualified option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.27 per share to each of our directors, vesting quarterly over a one-year period, for their services as directors for the one-year period commencing September 29, 2008.
(3)	In November 2007, we granted to Ms. Brandwynne, a seven-year option to purchase 75,000 shares of our common stock at an exercise price of $1.30 per share for her identification and facilitation of the acquisition of the monoclonal antibody related technology from Molecular Discoveries. This option vested upon the signing of the Molecular Discoveries Agreement in February 2008.
(4)	Dr. Jaikaria was appointed as a director effective June 20, 2008. In connection with his appointment as a director, we granted Dr. Jaikaria an option with a seven-year term to purchase 25,000 shares of our common stock at an exercise price of $0.65 per share.
(5)	As of December 31, 2008, our non-employee directors held vested and unvested options, which they received as compensation for their services as directors, to purchase the following number of shares of our common stock: Jacqueline Brandwynne – 175,000 shares; Richard A. Cowell – 100,000 shares; Navdeep Jaikaria – 50,000 shares; Robert L. Martuza – 100,000 shares; and John Yu – 50,000 shares.

Stock Incentive Plan

We have adopted an equity incentive plan, the 2006 Equity Incentive Plan (the “Equity Plan”), pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 3,400,000 shares of common stock to our employees, officers, directors, consultants and advisors. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The Equity Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The Equity Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant. The maximum number of options that may be granted in any fiscal year to any participant is 600,000.

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

Unless otherwise determined by our Board of Directors or its committee, awards granted under the Equity Plan are not transferable other than by will or by the laws of descent and distribution.

The Equity Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) our Board of Directors or its committee shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (1) a liquidation or dissolution of the company; (2) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (3) a sale of all or substantially all of the assets of the company; or (4) a purchase or other acquisition of more than 50% of the outstanding stock of the company by one person or by more than one person acting in concert.

Our Board of Directors may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

As of December 31, 2008, there were outstanding options under our Equity Plan to purchase approximately 2,217,910 shares of our common stock at a weighted- average exercise price of approximately $0.88 per share. The grants of options under the Plan during 2008 are described below.

In December 2008, we granted a seven-year non-qualified option to purchase 50,000 shares of common stock at an exercise price of $0.30 per share to C. Kirk Peacock in accordance with his employment contract, with one-twelfth of the shares vesting each month for the year following the date of grant. This option may be exercised within its term during the period the grantee provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause.

In October 2008, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock to a member of our Scientific Advisory Board (“SAB”) for service as a member on the SAB for the coming year at an exercise price of $0.51 per share, with such option to vest quarterly for the one-year period following the date of grant.

In September 2008, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock to a member of our SAB for service as a member for the coming year at an exercise price of $0.35 per share, with such option to vest quarterly for the one-year period following the date of grant.

In September 2008, we granted a non-qualified option to purchase 25,000 shares of common stock to each of our directors for their service as a director for the one-year period commencing September 29, 2008. Each of the options granted to the directors has a term of seven years, has an exercise price of $0.27 per share and may be exercised within their term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In September 2008, we granted a seven-year non-qualified option to purchase 66,000 shares of our common stock at an exercise price of $0.68 per share to Dr. James Bender in accordance with his consulting agreement to serve as our Vice President – Clinical Development for a one-year term, with such option to vest at the rate of 3,000 shares per month during the term of the consulting agreement and with the remaining 30,000 shares to vest in accordance with completion of milestones contained in the consulting agreement.

In June 2008, we granted a seven-year non-qualified option to purchase 25,000 shares of our common stock at an exercise price of $0.65 per share to Dr. Navdeep Jaikaria for joining our Board of Directors. In June 2008, we granted a seven-year non-qualified option to purchase 24,000 shares of our common stock to our investor relations consultant, which vests at 2,000 shares per month through the term of her contract, and a seven-year non-qualified option to purchase 6,000 shares of our common stock, which vests monthly following the date of grant to our Executive Assistant and Officer Manager, with both options having an exercise price of $0.65 per share.

In February 2008, we granted a five-year non-qualified option to purchase 75,000 shares of our common stock at an exercise price of $0.53 per share to Dr. Cohava Gelber pursuant to a consulting agreement with Dr. Gelber, with such option to vest 5,000 shares per month for ten months following the date of grant and the remaining shares to vest upon completion of milestones contained in the consulting agreement. Effective August 1, 2008, the Company entered into a new consulting agreement with Dr. Gelber terminating and replacing the existing agreement. Under the new consulting agreement, 25,000 shares of the previously granted 75,000 shares option were cancelled due to a vesting milestone not being achieved, and we granted Dr. Gelber a new five-year non-qualified option to purchase 84,000 shares of our common stock at an exercise price of $0.68 per share, with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and 48,000 shares to vest upon completion of milestones contained in the new consulting agreement.

In February 2008 a seven-year non-qualified option to purchase 600,000 shares of our common stock at an exercise price of $1.00 per share was granted to Dr. Manish Singh upon his employment as our President and Chief Executive Officer, vesting monthly for the one-year period following the date of grant.

Employment Agreements

John S. Yu, M.D.

Dr. John Yu and the Company entered into a definitive Agreement, dated as of November 17, 2006, and a related Securities Purchase Agreement, dated as of November 17, 2006, Non-qualified Stock Option Agreement, dated as of November 17, 2006 and Registration Rights Agreement, dated as of November 17, 2006. Under the Agreement, Dr. Yu agreed to serve as our Chief Scientific Officer for an initial one-year term on a part-time basis and will not receive any compensation for these services except the grant of the stock option described below. Under the terms of the Agreement and the Non-Qualified Stock Option Agreement, the Company granted Dr. Yu (1) an option to purchase 150,000 shares of its common stock in consideration for his relinquishment of his royalty interest in the cellular-based therapy technology and (2) an option to purchase 5,783,424 shares of its common stock in consideration of his agreeing to serve as its Chief Scientific Officer for a one-year term. Both options have an exercise price of $1.00 per share, a term of ten years and were fully vested upon grant.

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

Manish Singh, Ph.D.

Effective February 18, 2008, the Company entered into an Employment Agreement with Dr. Manish Singh under which Dr. Singh agreed to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term. Under the agreement, Dr. Singh received an annual salary of $200,000 and a seven-year non-qualified stock option to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.00 per share, vesting monthly for the year following the date of grant. Dr. Singh is entitled to exercise the option within its term during the period Dr. Singh provides services to the Company and for 24 months after he ceases providing services for any reason other than termination by the Company for cause. The Company also agreed to use its commercially reasonable efforts to have Dr. Singh serve as a member of the Company’s Board of Directors during the term of the Employment Agreement.

Effective February 18, 2009, the Company entered into a new Employment Agreement with Dr. Manish Singh pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the Employment Agreement.

The Employment Agreement provides for an annual base salary of $250,000, payable bi-weekly, and cash bonuses of (1) $50,000 if the Company completes a financing, a strategic alliance or a merger or acquisition that generates at least $2,500,000 of net proceeds (after commissions) during the term of the agreement; (2) $100,000 if the Company completes a financing, a strategic alliance or a merger or acquisition that generates at least $5,000,000 of net proceeds (after commissions) during the term of the agreement; or (3) $200,000 if the Company completes a financing, a strategic alliance or a merger or acquisition that generates at least $10,000,000 of net proceeds (after commissions) during the term of the agreement. The total cash bonus payable shall not exceed $200,000. Pursuant to the Employment Agreement, the Company granted Dr. Singh a seven-year non-qualified stock option on February 18, 2009 under the Equity Plan to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The option vests (i) as to 300,000 shares in twelve equal monthly installments of 25,000 shares each over the twelve-month period from and immediately following the grant date, (ii) as to 200,000 shares if the Company achieves during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.00 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares, or (b) working capital at the end of the term of the agreement of at least $5,000,000; and (iii) as to 200,000 shares if the Company achieves during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.50 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares or (b) working capital at the end of the term of the agreement of at least $8,000,000. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminates the Employment Agreement due to (1) his principal place of work for the Company being relocated by more than 50 miles, (2) a material change in his duties, (3) a failure by the Company to pay him any of his contractual compensation, or (4) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him, then the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option (or 100% of all such shares if the Company is not the surviving entity in a Corporate Transaction (as defined by the Equity Plan) that have not yet vested will immediately become vested.

In the event the Company completes a merger in which Dr. Singh is offered an executive position with the Company or surviving corporation for at least a one-year term, with an annual base salary of $250,000 and a cash bonus and option compensation package having an aggregate value of at least $75,000 (as determined in good faith by the Company or surviving corporation), Dr. Singh will not be entitled to terminate the Employment Agreement based on a change in duties and responsibilities or a location change.

C. Kirk Peacock

Effective November 5, 2007, the Company entered into an Employment Agreement with C. Kirk Peacock under which Mr. Peacock agreed to serve on a part-time basis as Interim President and to continue to serve as Chief Financial Officer. Under the agreement, Mr. Peacock received a salary of $8,000 per month and was granted an option with a seven-year term to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.30 per share, vesting monthly for the year following the date of grant. Mr. Peacock is entitled to exercise the option within its term during the period Mr. Peacock provides services to the Company and for 24 months after he ceases providing services for any reason other than termination by the Company for cause.

Effective October 30, 2008, the Company entered into a new Employment Agreement with Mr. Peacock under which he will continue to serve on a part-time basis as the Company’s Chief Financial Officer for a one-year term. Under this agreement, Mr. Peacock receives a monthly salary of $8,000 and was granted a seven-year non-qualified option to purchase 50,000 shares of the Company’s common stock at a price of $0.30 per share, with such option to vest in equal monthly installments over the one-year term of the agreement, with 50% of any then unvested option shares to become vested if Mr. Peacock’s employment is terminated by the Company without cause and with all vested options to be exercisable for 24 months after termination of Mr. Peacock’s employment for any reason other than termination by the Company for cause.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2009 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and our directors and (c) by all executive officers and directors of this company as a group. As of March 1, 2009, there were 12,682,493 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percentage of Class
John S. Yu, M.D.	5,970,924	(3)	32.01%
Sanford J. Hillsberg 1801 Century Park East, Suite 1600 Los Angeles, California 90067	1,371,350	(4)	10.73%
Manfred Mosk, Ph.D. Technomedics Management & Systems, Inc. P. O. Box 3207 Redondo Beach, CA 90277	1,464,100	(5)	11.34%
Keith Black, M.D. 8631 West Third Street, Suite 800E Los Angeles, CA 90048	1,451,111	(6)	10.30%
RAB Special Situations (Master) Fund Limited P.O. Box 908 GT Walker House Mary Street George Town, Cayman Islands	1,283,334	(7)	9.9%
Cedars-Sinai Medical Center Davis 4021 8700 Beverly Blvd. Los Angeles, CA 90048	794,000		6.26%
Dr. Manish Singh	673,500	(8)	5.05%
C. Kirk Peacock	200,183	(3)	1.55%
Jacqueline Brandwynne	302,500	(9)	2.36%
Robert L. Martuza, M.D.	87,500	(3)	*
Richard A. Cowell	87,500	(3)	*
Navdeep Jaikaria	31,250	(3)	*
All executive officers and directors as a group (7 persons) (11)	7,353,357		36.98%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons shown is c/o ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(3)	All of the shares shown are subject to options.
(4)	Includes 1,271,350 shares of our common stock and 100,000 shares of our common stock issuable upon the exercise of options and warrants. Excludes 266,593 shares owned beneficially by TroyGould PC, of which Mr. Hillsberg is a member.
(5)	Includes 1,103,979 shares of common stock and 81,250 shares of our common stock issuable upon exercise of options owned of record by Dr. Mosk, and 128,871 shares of common stock and 150,000 shares of our common stock issuable upon the exercise of options owned of record by Technomedics Management & Systems, Inc., of which Dr. Mosk is the controlling stockholder.
(6)	Includes 51,111 shares owned of record and 1,400,000 shares of our common stock issuable upon exercise of options.
(7)	Information for RAB Special Situations (Master) Fund Limited (“RAB”) is based on a Schedule 13G/A filed by RAB with the SEC on February 17, 2009, which states that, as of December 31, 2008, RAB owned 1,000,000 shares of our common stock and warrants to acquire an additional 1,666,668 shares of our common stock. Because exercise of RAB’s warrants is limited by their terms so that RAB’s beneficial ownership will not exceed at any time 9.9% of our outstanding common stock (including in such calculation shares acquired by RAB upon the exercise of its warrants), the table lists 1,283,334 shares of common stock as owned by RAB, which is comprised of the 1,000,000 shares of common stock that are owned of record by RAB and 283,334 shares of common stock that are issuable upon RAB’s partial exercise of its warrants.
(8)	Includes 11,000 shares owned of record and 662,500 shares of our common stock issuable upon exercise of options.
(9)	Includes 140,000 shares owned of record and 162,500 shares of our common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2008, (1) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (2) the weighted-average exercise price of such options, warrants and rights, and (3) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	8,151,334	*	$0.97	1,172,028
Equity compensation plans not approved by stockholders	2,254,312	*	$1.22	—

Total	10,405,646		$1.02	1,172,028

*	Does not include warrants attached to units that were sold to investors in private placements.

Our stockholders approved our Equity Plan. The only awards that are outstanding under that plan as of March 1, 2008 are options to acquire 3,217,910 shares of our common stock. In September 2008 the shareholders increased the authorized number of shares of the Company’s Common Stock available to be issued under the Company’s Equity Plan from 1,500,000 shares to 3,400,000 shares.

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

In November 2006, we granted to Dr. John Yu (1) an option to purchase 150,000 shares of our common stock in consideration for his relinquishment of his royalty interest in the cellular-based therapy technology that we licensed and (2) an option to purchase 5,783,424 shares of our common stock in consideration of his agreeing to serve as our Chief Scientific Officer for a one-year term. Both options have an exercise price of $1.00 per share, a term of ten years and were fully vested upon grant. In November 2006, our stockholders approved these option grants to Dr. Yu.

In November 2006, we granted to Technomedics Management & Systems, Inc. an option to purchase 300,000 shares of our common stock for a term of seven years at an exercise price of $1.00 per share in consideration for Dr. Mosk agreeing to serve as our Non-Executive Chairman of the Board on a part-time basis for one year. Upon grant, 150,000 shares of the option vested, with the balance of the shares to vest in four equal quarterly installments following the date of grant. Dr. Mosk voluntarily resigned as our Non-Executive Chairman of the Board in January 2007 and resigned as a director on March 19, 2008. The balance of Technomedics’ 150,000 unvested option shares were cancelled as a result of Dr. Mosk’s voluntary resignation.

In March 2005, SMI issued warrants to purchase 300,000 shares of its common stock to two individuals for services rendered in introducing investors to make investments in a private placement of SMI’s securities. We assumed those warrants in the merger with SMI without the approval of our stockholders, which was not required under applicable law. The warrants are exercisable at a purchase price of $0.15 per share, vest over a period of two years and expire on June 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Dr. Manfred Mosk is a greater than 10% beneficial owner of our common stock. In July 2006, we entered into an agreement with Technomedics, of which Dr. Mosk is the controlling shareholder, pursuant to which that company was retained as our consultant in connection with identifying and assisting us to complete our acquisition of the cellular-based therapy technology license from Cedars-Sinai. We agreed to pay Technomedics a total of $80,000 in four equal monthly installments for these services subsequent to the completion of the transaction, and $20,000 of this fee was paid in 2006. At the time we retained Technomedics and the services were performed, Dr. Mosk was not an officer or director of our company. In November 2006, we entered into an agreement with Technomedics pursuant to which Dr. Mosk agreed to serve as our Non-Executive Chairman of the Board on a part-time basis for a one-year term. Under this agreement, we granted Technomedics options with a seven-year term to purchase a total of 300,000 shares of our common stock at an exercise price of $1.00 per share, with the option fully vested upon grant as to 150,000 shares and the option for the balance of the shares to vest in four equal quarterly installments following the date of grant. Dr. Mosk voluntarily resigned as Non-Executive Chairman of the Board in January 2007 and resigned as a director on March 19, 2008. The balance of Technomedics’ 150,000 unvested shares from the November 2006 option grant were cancelled as a result of Dr. Mosk’s voluntary resignation. Dr. Mosk did not receive an option to purchase 50,000 shares that was granted to our other directors. On November 5, 2007, the Company granted a seven-year non-qualified option to Technomedics to purchase 75,000 shares of common stock at a price of $1.30 per share, which vested upon the signing of the Molecular Discoveries Agreement.

Independent Directors

Information regarding our independent directors is set forth above in Item 10 under the captions “Business Experience and Directorships” and “Committees of the Board”.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee has appointed Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The following table shows the fees that were paid or accrued by us for audit and other services provided by Stonefield Josephson, Inc. for the 2007 and 2008 fiscal years.

	2007	2008
Audit Fees (1)	$56,020	$46,053
Audit-Related Fees (2)	$34,581	$7,900
Tax Fees (3)	$2,776	$13,164
All Other Fees	—	—

Total	$93,377	$67,117

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q and 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2007 and 2008 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.5	Letter Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.6	Subscription Agreement dated as of April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.7	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.8	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.9	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.10	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and ImmunoCellular Therapeutics, Ltd. (7)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (7)

4.13	Form of Notice of Exercise of Warrants delivered by ImmunoCellular Therapeutics, Ltd. in January 2009 in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. **

10.1	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.2	First Amendment to Exclusive License Agreement dated as of June 16, 2008 2006, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.3	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.4	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.5	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.6	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.7	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.8	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

10.10	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (10)

10.11	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.12	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.13	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (9)

10.14	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.15	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.16	Employment Agreement dated as of February 18, 2008 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (11)

10.17	Employment Agreement dated as of February 18, 2009 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* **

10.18	Employment Agreement dated as of November 5, 2007 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. (13)

10.19	Employment Agreement dated as of October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* **

10.20	Agreement dated as of July 7, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (14)

10.21	Agreement dated as of November 17, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (5)

10.22	Memorandum of Agreement dated as of November 21, 2007 between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.23	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.24	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.25	Agreement dated as of February 14, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. (11)*

10.26	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.. * **

10.27	Agreement dated as of August 18, 2008 between James G. Bender and ImmunoCellular Therapeutics, Ltd. (16) *

10.28	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. **

23.1	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.

(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD

Date: March 27, 2009	By:	/s/ Manish Singh
Manish Singh, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manish Singh Manish Singh, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/s/ C. Kirk Peacock C. Kirk Peacock	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2009

/s/ Jacqueline Brandwynne Jacqueline Brandwynne	Director	March 27, 2009

/s/ Richard A. Cowell Richard A. Cowell	Director	March 27, 2009

/s/ Navdeep Jaikaria Navdeep Jaikaria, Ph.D.	Director	March 27, 2009

/s/ Robert L. Martuza Robert L. Martuza, M.D.	Director	March 27, 2009

/s/ John Yu John Yu, M.D.	Director	March 27, 2009

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors

ImmunoCellular Therapeutics, Ltd.

Woodland Hills, California

We have audited the accompanying balance sheets of ImmunoCellular Therapeutics, Ltd. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006 and for the period from inception of operations (February 25, 2004) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 and for the period from inception of operations (February 25, 2004) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
March 27, 2009

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash	$14,044	$85,290
Cash equivalents	5,026,780	—
Short-term investments	—	3,000,000
Other assets	29,540	27,642

Total current assets	5,070,364	3,112,932
Property and equipment, net	—	8,012
Other assets	100	7,438

Total assets	$5,070,464	$3,128,382

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,196	$132,949
Accrued liabilities	42,559	55,097

Total current liabilities	72,755	188,046

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.0001 par value; 74,000,000 shares authorized; 11,782,493 shares and 12,682,493 shares issued and outstanding as of December 31, 2007 and 2008	11,782	12,682
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2007 and 2008	—	—
Additional paid in capital	14,011,138	15,012,595
Deficit accumulated during the development stage	(9,025,211)	(12,084,941)

Total shareholders’ equity	4,997,709	2,940,336

Total liabilities and shareholders’ equity	$5,070,464	$3,128,382

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2007	For the Year Ended December 31, 2008	February 25, 2004 (Inception) to December 31, 2008
Revenues	$—	$—	$—	$—
Expenses:
Research and development	772,200	77,857	1,296,772	2,305,111
Merger costs	34,859	—	—	73,977
Stock-based compensation for general and administrative services	4,103,645	1,296,714	513,357	5,913,716
General and administrative	459,263	946,022	1,366,146	2,831,776

Total expenses	5,369,967	2,320,593	3,176,275	11,124,580

Loss before other income and income taxes	(5,369,967)	(2,320,593)	(3,176,275)	(11,124,580)

Other income:
Interest income	30,054	162,040	116,545	308,639
Change in fair value of warrant liability	187,200	(1,456,200)	—	(1,269,000)

	217,254	(1,294,160)	(116,545)	(960,361)

Loss before income taxes	(5,152,713)	(3,614,753)	(3,059,730)	(12,084,941)

Income taxes	—	—	—	—

Net loss	$(5,152,713)	$(3,614,753)	$(3,059,730)	$(12,084,941)

Weighted average number of shares:
Basic and diluted	8,733,072	10,853,406	12,540,301	9,171,260

Loss per share:
Basic and diluted	$(0.59)	$(0.33)	$(0.24)	$(1.32)

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In	Deficit Accumulated During the Development	Total
	Shares	Amount	Capital	Stage
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97

Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150
Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)

Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262

Common stock and warrants issued for general and administrative services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock-based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662

Common stock and warrants issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Cashless exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock-based compensation (options)	—	—	1,296,714	—	1,296,714
Net loss	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	(9,025,211)	4,997,709

Common stock issued for research and development during 2008 at $0.53 per share	800,000	800	423,200	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	100,000	100	64,900	—	65,000
Stock-based compensation (options)	—	—	513,357	—	513,357
Net loss	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	12,682,493	$12,682	$15,012,595	$(12,084,941)	$2,940,336

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2007	For the Year Ended December 31, 2008	February 25, 2004 (Inception) to December 31, 2008
Cash flows from operating activities:
Net loss	$(5,152,713)	$(3,614,753)	$(3,059,730)	$(12,084,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	2,075	2,075
Change in fair value of warrant liability	(187,200)	1,456,200	—	1,269,000
Stock based compensation	4,103,645	1,296,714	513,357	5,913,716
Common stock issued for services	36,546	—	—	36,546
Common stock issued for research and development	694,000	—	489,000	1,335,760
Changes in assets and liabilities:
Other assets	(5,799)	(20,141)	(5,440)	(35,080)
Accounts payable	60,058	(45,004)	102,753	132,949
Accrued liabilities	(11,256)	14,981	12,538	55,097

Net cash used in operating activities:	(462,719)	(912,003)	(1,945,447)	(3,374,878)

Cash flows from investing activities:
Purchase of short-term investments, net	—	—	(3,000,000)	(3,000,000)
Purchase of property and equipment	—	—	(10,087)	(50,087)
Cash paid for sale of OMI	(25,000)	—	—	(25,000)

	(25,000)	—	(3,010,087)	(3,075,087)

Cash flows from financing activities:
Advances from shareholders	—	—	—	—
Exercise of stock options	3,522	—	—	3,522
Proceeds from issuance of common stock under private placement	1,514,000	4,892,486	—	6,406,486
Proceeds from issuance of common stock	—	—	—	125,247

Net cash provided by financing activities	1,517,522	4,892,486	—	6,535,255

Increase (decrease) in cash and cash equivalents	1,029,803	3,980,483	(4,955,534)	85,290
Cash and cash equivalents at beginning of period	30,538	1,060,341	5,040,824	—

Cash and cash equivalents at end of period	$1,060,341	$5,040,824	$85,290	$85,290

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—	$—

Income taxes paid	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Financial Statements

For the Period From February 25, 2004 (Date of Inception) to December 31, 2008

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

In February 2008, the Company entered into an Agreement with Molecular Discoveries LLC (“Molecular Discoveries”), covering the Company’s acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The Molecular Discoveries agreement also was acknowledged and agreed to by Dr. Cohava Gelber, an inventor of the technology acquired by the Company under this agreement and an equity owner of Molecular Discoveries.

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

As provided in the Molecular Discoveries agreement, the consideration for the intellectual property and related assets comprising the technology acquired by the Company consisted of (i) the issuance of 800,000 shares of the Company’s common stock to Molecular Discoveries and (ii) the reimbursement by the Company to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses. Molecular Discoveries has agreed that it will not publicly resell more than 100,000 shares in any 90-day period. To secure Molecular Discoveries’s potential obligations to the Company under the Molecular Discoveries agreement, all of the shares were placed in escrow, with 400,000 shares subject to release after one year and the balance after two years from the closing of the transaction.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. The Company had zero and $5,026,780 of cash equivalents, consisting of certificates of deposit with an original maturity of 90 days or less, at December 31, 2008 and 2007, respectively.

Short-Term Investments – During the year ended December 31, 2008, the Company has purchased $3,000,000 of Certificates of Deposits. These securities mature within the next six months. They are classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, are measure at cost since the Company has the intent and ability to hold these securities to maturity.

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

The following table illustrates the pro forma effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31, 2005	February 25, 2004 (Inception) to December 31, 2005
Net loss as reported	$(246,004)	$(257,745)
Deduct: Total employee stock-based compensation expense determined under the fair value method	(23,405)	(23,405)

Pro forma net loss	$(269,409)	$(281,150)

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Risk-free interest rate	3.65%	4.56%	2.65%
Expected dividend yield	None	None	None
Expected life	3.0 years	3.0 years	3.9 years
Expected volatility	100.0%	100.0%	100.0%

The weighted-average grant-date fair value of options granted during the years 2006, 2007, and 2008 was $0.64, $0.73, and $0.35, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2008, the Company had 61.3 million shares of unissued common stock.

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

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of December 31, 2008, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 8,624,084 shares, 15,057,667 shares and 16,113,917 shares at December 31, 2006, December 31, 2007 and December 31, 2008, respectively.

Recently Issued Accounting Standards – In November 2007, the EITF reached a consensus on Issue 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for periods beginning after December 15, 2008. We are evaluating the requirements of these issues and have not yet determined the impact on the financial statements.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued Staff Position No. 157-2, (“FSP 157-2”) which delayed the January 1, 2008 effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those already being recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of these standards had no impact on the Company’s results of operations, financial position, or cash flows.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company currently has no instruments for which the Company is applying the fair value accounting option provided by SFAS 159, therefore the adoption of SFAS 159 had no impact on our results of operations, financial position, or cash flows.

Effective January 1, 2008, the Company adopted FASB Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF No. 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on our results of operations, financial position, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on our results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 will be effective for the Company in the first quarter of 2009. The Company is currently assessing the impact of FSP 142-3 on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 will have a material impact on our results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 will be effective for the Company in the first quarter of 2009. The Company does not expect that such adoption will have a material, if any, effect on our results of operations, financial position, or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, this standard will have on our financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” that result from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS Issue No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. EITF is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. We are currently evaluating the impact of EITF 02-4 on the accounting for our warrant transactions.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

As of December 31, 2007 and 2008, zero and $10,087 of equipment had been placed into service, respectively. Depreciation expense was zero and $2,075 for the year ended December 31, 2007 and December 31, 2008, respectively. Depreciation expense was zero for the period from February 25, 2004 (date of inception) to December 31, 2006. On September 11, 2006, the Company sold all of the outstanding capital stock of SMI, which owned all of the research equipment that had been previously acquired by SMI for $40,000 from a third party.

4. Related-Party Transactions

Cedars-Sinai Medical Center License Agreement

In November 2006, the Company entered into a license agreement with Cedars-Sinai Medical Center (“Cedars-Sinai”) under which the Company acquired an exclusive, worldwide license to its technology for use as cellular therapies, including cancer stem cell and dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications, and the term of the license will be until the last to expire of any patents that are issued covering this technology.

As an upfront licensing fee, the Company issued Cedars-Sinai 694,000 shares of its common stock and paid Cedars-Sinai $62,000. Additional specified milestone payments will be required to be paid to Cedars-Sinai when the Company initiates patient enrollment in its first Phase III clinical trial and when it receives FDA marketing approval for its first product.

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through December 31, 2008, the Company has paid Cedars-Sinai a total of $166,660 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and will be seeking a waiver or modification of this requirement from Cedars-Sinai.

On June 16, 2008, the Company entered into a First Amendment to Exclusive License Agreement (the “Amendment”) with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. This technology will be covered by a U.S. patent application that will be filed by the parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

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

The Company and Technomedics entered into an Agreement, dated as of November 17, 2006, pursuant to which Dr. Mosk agreed to serve as the Company’s Non-Executive Chairman of the Board on a part-time basis for a one-year term. Dr. Mosk was permitted to step down upon 30 days written notice to the Company. Pursuant to the terms of this Agreement, Technomedics was granted options with a seven-year term to purchase a total of 300,000 shares of common stock at an exercise price of $1.00 per share, with the option fully vested upon grant as to 150,000 shares and the option for the balance of the shares to vest in four equal quarterly installments following the date of grant. His fully vested options will be exercisable during their term for up to two years following his ceasing to serve as a director. Dr. Mosk voluntarily resigned as Non Executive Chairman of the Board in January 2007 but remained a director until March 2008. The balance of Technomedics’ 150,000 unvested shares from the November 2006 option grant were cancelled as a result of Dr. Mosk’s voluntary resignation. Dr. Mosk did not receive a further grant of options covering 50,000 shares of common stock that were granted to certain other directors during the fourth quarter of 2006 for their future service as directors. On November 5, 2007, the Company granted a seven year non-qualified option to Technomedics to purchase 75,000 shares of common stock at an exercise price of $1.30 per share, which vested upon the signing of the Molecular Discoveries Agreement.

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

Legal Costs

At December 31, 2007 and 2008, the Company was indebted to a shareholder for legal services for $42,559 and $36,987, respectively, which are included in accrued expenses and accounts payable on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to December 31, 2008 was approximately $816,000.

Rent

From February 25, 2004 (date of inception) to December 31, 2007, the Company used on a rent-free basis office space of a shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

5. Commitments and Contingencies:

Operating Lease

In March 2008, the Company entered into a one-year lease at a monthly rental rate of $2,810. Prior to that time, the Company utilized a portion of the office space of a related party at no cost and without a lease agreement so that either party could terminate this arrangement at any time. Total rent expense was zero for the periods from February 25, 2004 (date of inception) to December 31, 2007.

Employment Agreements

The Company entered into an Employment Agreement, effective as of February 18, 2008, with Dr. Manish Singh pursuant to which Dr. Singh serves on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2008. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh serve as a member of the Company’s Board of Directors during the term of the Employment Agreement.

The Employment Agreement provides for an annual base salary of $200,000, payable monthly, and a $100,000 bonus if the Company generates aggregate net financing proceeds of at least $5,000,000 during the term of the agreement and an additional bonus of $100,000 if the Company generates aggregate net financing proceeds of at least $10,000,000 during the term of the agreement. Pursuant to the Employment Agreement, the Company granted Dr. Singh a seven-year nonqualified stock option on February 18, 2008 under the Company’s Equity Plan to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The option vests in twelve equal monthly installments over the one-year term of the agreement. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminates the Employment Agreement due to (i) his principal place of work for the Company being relocated by more than 50 miles, (ii) a material change in his duties, (iii) a failure by the Company to pay him any of his contractual compensation, (iv) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him or (v) a failure by the Company to obtain approval of the increase in the number of authorized shares covered by Equity Plan described above and the cancellation of Dr. Singh’s option by the Company, then the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option that have not yet vested will immediately become vested.

Consulting Agreements

Effective as of October 30, 2008, the Company renewed, under similar terms, the consulting agreement with C. Kirk Peacock under which Mr. Peacock agreed to serve as Chief Financial Officer for a one-year term, subject to earlier termination by the Company or Mr. Peacock on 30 days notice. Mr. Peacock will provide his services to the Company on a part-time basis. Under the agreement with Mr. Peacock, Mr. Peacock will be paid $8,000 per month and was granted an option to purchase 50,000 shares of common stock, which will vest monthly over a one-year period, and exercisable within its term during the period Mr. Peacock provides services to the Company and for 24 months after the grantee ceases providing services for any reason other than termination by the Company for cause.

Effective September 1, 2008, the Company entered into a consulting agreement with James Bender, Ph.D. under which Dr. Bender agreed to serve as Vice President – Clinical Development for a one-year term, subject to earlier termination by the Company or Dr. Bender on 15 days notice. Dr. Bender will provide his services to the Company on a part-time basis. For these services, the Company (i) will pay $6,000 per month, (ii) will pay Dr. Bender a success payment of $10,000 if Dr. Bender is able to have the Company’s IND for a Phase I cancer stem cell vaccine trial cleared by March 31, 2009 and $20,000 if Dr. Bender is able to have the

Company’s Phase II clinical trial for dendritic cell-based vaccine initiated by June 30, 2009, (iii) issued Dr. Bender a five-year option under the Company’s stock option plan to purchase 66,000 shares of the Company’s common stock at a purchase price of $0.68 per share (the closing price of the Company’s common stock on the grant date), with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and with 10,000 shares to vest if Dr. Bender is able to have the Company’s IND for a Phase I cancer stem cell vaccine trial cleared by March 31, 2009 and 20,000 shares to vest if Dr. Bender is able to have the Company’s Phase II clinical trial for a dendritic cell-based vaccine initiated by June 30, 2009.

As contemplated by the Molecular Discoveries agreement, the Company entered into a consulting agreement with Dr. Gelber concurrently with the Company’s acquisition of the monoclonal antibody related technology from Molecular Discoveries under which she will provide certain consulting services to the Company on a part-time basis in connection with its development of the acquired technology during the ten-month period from the closing of the acquisition. For these services, the Company (i) paid Dr. Gelber $30,000 per month for February 2008 and March 2008 and $10,000 per month for April 2008, and $10,000 per month for May 2008, June 2008 and July 2008 (a total of $100,000 unless the Company terminates the consulting agreement prior to the expiration of its ten-month term), (ii) will pay Dr. Gelber a success payment of $50,000 if Dr. Gelber is able during the term of the consulting agreement to generate an interim analysis of pre-clinical data satisfactory to the Company that demonstrates the feasibility of a small cell lung cancer product candidate as a medical diagnostic and predictor of responders for this indication and (iii) issued Dr. Gelber a five-year option under the Company’s stock option plan to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.53 per share (the closing price of the Company’s common stock on the date of the closing of the acquisition), with such option to vest at the rate of 5,000 shares each month during the term of the consulting agreement and with 25,000 shares to vest upon generation of the interim analysis of pre-clinical data described above. Effective August 1, 2008, the Company entered into a new consulting agreement with Dr. Gelber terminating and replacing the existing agreement. Under the new consulting agreement, Dr. Gelber will continue to provide her services to the Company on a part-time basis for one-year. For these services, the Company (i) will pay Dr. Gelber $4,166 per month, (ii) will pay Dr. Gelber a success payment of $28,000 if Dr. Gelber is able during the term of the consulting agreement to meet certain milestones and (iii) issued Dr. Gelber a five-year option under the Company’s stock option plan to purchase 84,000 shares of the Company’s common stock at a purchase price of $0.68 per share (the closing price of the Company’s common stock on the grant date), with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and with 48,000 shares to vest upon meeting certain milestones described above.

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant.) As of December 31, 2008, the Company has reserved 3,400,000 shares of common stock for issuance under the Plan and options to purchase 2,217,910 common shares have been granted under the Plan that are currently outstanding.

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

The following table summarizes stock option activity for the Company during the years ended December 31, 2006, 2007 and 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2005	328,887	$0.32
Granted	6,763,424	$1.00
Exercised	(10,062)	$0.35

Forfeited or expired	(118,165)	$0.28

Outstanding December 31, 2006	6,964,084	$0.98
Granted	1,956,000	$1.14
Exercised	(100,000)	$1.10

Forfeited or expired	(175,000)	$1.04

Outstanding December 31, 2007	8,645,084	$1.02
Granted	1,100,000	$0.77
Exercised	—	$—

Forfeited or expired	(42,750)	$0.86

Outstanding December 31, 2008	9,701,334	$0.99	7.3	$—
Vested or expected to vest at December 31, 2008	9,286,607	$1.01	7.3	$—

As of December 31, 2007 and 2008, the total unrecognized compensation cost related to unvested stock options amounted to $292,996 and $123,365, respectively, which will be amortized over the weighted-average remaining requisite service period of less than one year. During 2005 the Company recorded no stock based compensation under APB 25.

Warrants

As of December 31, 2008, the Company had a total of 6,412,583 outstanding stock purchase warrants issued to investors with exercise prices ranging from $0.15 to $2.50 per share. Such warrants have a weighted-average exercise price of $2.39 per share and a weighted-average remaining contractual life of 0.2 years.

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

As of December 31, 2008, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Deferred taxes consisted of the following:

	December 31, 2007	December 31, 2008
Net operating loss carryforwards	$942,341	$1,960,890
Stock-based compensation	2,160,144	2,365,486
Less valuation allowance	(3,102,485)	(4,326,376)

Net deferred tax asset	$—	$—

At December 31, 2007 and December 31, 2008, the Company had approximately $2,355,852 and $4,902,225, respectively, of net operating loss carryforwards. Due to our equity financing transactions, and other owner shifts as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, we incurred “ownership changes” pursuant to the Code. Accordingly, our use of net operating loss carryforwards is limited. We are currently studying the impact of Section 382 on the future realization of our various tax attributes. Such losses expire in 2024 through 2028 as of December 31, 2008. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

8. Subsequent Events

Employment Agreement with Dr. Manish Singh

Effective as of February 18, 2009, the Company entered into an employment agreement with Dr. Manish Singh pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2009. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the Employment Agreement.

The Employment Agreement provides for an annual base salary of $250,000, payable bi-weekly, and cash bonuses of (1) $50,000 if the Company completes a financing, a strategic alliance or a merger or acquisition that generates at least $2,500,000 of net proceeds (after commissions) during the term of the agreement; (2) $100,000 if the Company completes a financing, a strategic alliance or a merger or acquisition that generates at least $5,000,000 of net proceeds (after commissions) during the term of the agreement; or (3) $200,000 if the Company completes a financing, a strategic alliance or a merger or acquisition that generates at least $10,000,000 of net proceeds (after commissions) during the term of the agreement. The total cash bonus payable shall not exceed $200,000. Pursuant to the Employment Agreement, the Company granted Dr. Singh a seven-year nonqualified stock option on February 18, 2009 under the Company’s Equity Plan (the “Plan”) to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The option shall vest (i) as to 300,000 shares in twelve equal monthly installments of 25,000 shares each over the twelve-month period from and immediately following the grant date, (ii) as to 200,000 shares if the Company achieves during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.00 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares, or (b) working capital at the end of the term of the agreement of at least $5,000,000; and (iii) as to 200,000 shares if the Company achieves during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.50 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares or (b) working capital at the end of the term of the agreement of at least $8,000,000. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminates the Employment Agreement due to (1) his principal place of work for the Company being relocated by more than 50 miles, (2) a material change in his duties, (3) a failure by the Company to pay him any of his contractual compensation, or (4) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him, then the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option (or 100% of all such shares if the Company is not the surviving entity in a Corporate Transaction (as defined by the Plan) that have not yet vested will immediately become vested.

In the event the Company completes a merger in which Dr. Singh is offered an executive position with the Company or surviving corporation for at least a one-year term, with an annual base salary of $250,000 and a cash bonus and option compensation package having an aggregate value of at least $75,000 (as determined in good faith by the Company or surviving corporation), Dr. Singh will not be entitled to terminate the Employment Agreement based on a change in duties and responsibilities or a location change.

Warrant Modifications

In January 2009, the Company delivered notice to warrant holders in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of the Company’s common stock and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of the Company from earlier dates in 2009 to June 30, 2009. The Company expects to incur a non-cash charge of approximately $500,000 in the first quarter of 2009 in connection with these modifications.

Office Lease

In January 2009, the Company renewed its one-year lease expiring February 28, 2010 at a monthly rental rate of $2,894.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.5	Letter Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.6	Subscription Agreement dated as of April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.7	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.8	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.9	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.10	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and ImmunoCellular Therapeutics, Ltd. (7)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (7)

4.13	Form of Notice of Exercise of Warrants delivered by ImmunoCellular Therapeutics, Ltd. in January 2009 in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. **

10.1	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.2	First Amendment to Exclusive License Agreement dated as of June 16, 2008 2006, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.3	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.4	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.5	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.6	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.7	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.8	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

10.10	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (10)

10.11	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.12	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.13	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (9)

10.14	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.15	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.16	Employment Agreement dated as of February 18, 2008 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (11)

10.17	Employment Agreement dated as of February 18, 2009 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* **

10.18	Employment Agreement dated as of November 5, 2007 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. (13)

10.19	Employment Agreement dated as of October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* **

10.20	Agreement dated as of July 7, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (14)

10.21	Agreement dated as of November 17, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (5)

10.22	Memorandum of Agreement dated as of November 21, 2007 between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.23	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.24	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.25	Agreement dated as of February 14, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. (11)*

10.26	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.. * **

10.27	Agreement dated as of August 18, 2008 between James G. Bender and ImmunoCellular Therapeutics, Ltd. (16) *

10.28	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. **

23.1	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.