Form 10-Q
period 2009-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2009-08-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Issuer had 14,653,485 shares of its common stock outstanding as of August 14, 2009.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

		Page
PART I FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2008 and June 30, 2009 (unaudited)	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2008 (unaudited) and 2009 (unaudited) and from February 25, 2004 (Inception) to June 30, 2009 (unaudited)	2
	Condensed Statements of Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2009 (unaudited) and from February 25, 2004 (Inception) to December 31, 2008	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2008 (unaudited) and 2009 (unaudited) and from February 25, 2004 (Inception) to June 30, 2009 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II OTHER INFORMATION		18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

SIGNATURES		20
EXHIBIT LIST		21

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2008	June 30, 2009
		(unaudited)
Assets
Current assets:
Cash and short-term investments	$3,085,290	$2,247,707
Other receivables	—	156,500
Other assets	27,642	68,822

Total current assets	3,112,932	2,473,029
Fixed assets, net	8,012	6,331
Other assets	7,438	7,687

Total assets	$3,128,382	$2,487,047

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$132,949	$223,908
Accrued liabilities	55,097	126,759

Total current liabilities	188,046	350,667

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 12,682,493 shares and 14,653,485 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	12,682	14,653
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2008 and June 30, 2009	—	—
Additional paid in capital	15,012,595	15,602,351
Deficit accumulated during the development stage	(12,084,941)	(13,480,624)

Total shareholders’ equity	2,940,336	2,136,380

Total liabilities and shareholders’ equity	$3,128,382	$2,487,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	February 25, 2004 (Inception) to June 30, 2009
Revenues	$—	$—	$—	$—	$—

Expenses:
Research and development	183,701	334,615	938,094	492,459	2,797,570
Merger costs	—	—	—	—	73,977
Stock based compensation	96,191	51,614	290,357	128,979	6,042,695
General and administrative	407,164	414,066	658,044	793,814	3,625,590

Total expenses	687,056	800,295	1,886,495	1,415,252	12,539,832

Loss before other income and income taxes	(687,056)	(800,295)	(1,886,495)	(1,415,252)	(12,539,832)
Interest income	37,693	4,195	87,394	19,569	328,208
Change in fair value of warrant liability	—	—	—	—	(1,269,000)

Loss before income taxes	(649,363)	(796,100)	(1,799,101)	(1,395,683)	(13,480,624)

Income taxes	—	—	—	—	—

Net loss	$(649,363)	$(796,100)	$(1,799,101)	$(1,395,683)	$(13,480,624)

Weighted average number of shares:
Basic and diluted	12,598,049	12,682,493	12,395,753	12,682,493	9,497,007

Loss per share:
Basic and diluted	$(0.05)	$(0.06)	$(0.15)	$(0.11)	$(1.42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150

Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of OMI	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock based compensation (options)	—	—	1,296,714	—	1,296,714
Net loss	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	800,000	800	423,200	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	100,000	100	64,900	—	65,000
Stock based compensation (options)	—	—	513,357	—	513,357
Net loss	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	12,682,493	12,682	15,012,595	(12,084,941)	2,940,336
Exercise of warrants (unaudited)	1,970,992	1,971	460,777	—	462,748
Stock based compensation (options) (unaudited)	—	—	128,979	—	128,979
Net loss (unaudited)	—	—	—	(1,395,683)	(1,395,683)

Balance at June 30, 2009 (unaudited)	14,653,485	$14,653	$15,602,351	$(13,480,624)	$2,136,380

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	February 25, 2004 (Inception) to June 30, 2009
Cash flows from operating activities:
Net loss	$(1,799,101)	$(1,395,683)	$(13,480,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591	1,681	3,756
Change in fair value of warrant liability	—	—	1,269,000
Stock-based compensation	290,357	128,979	6,042,695
Common stock issued for services	—	—	36,546
Common stock issued for research and development	489,000	—	1,335,760
Changes in assets and liabilities:
Other assets	(78,113)	(197,929)	(233,009)
Accounts payable	42,517	90,959	223,908
Accrued liabilities	(15,061)	71,662	126,759

Net cash used in operating activities	(1,069,810)	(1,300,331)	(4,675,209)

Cash flows from investing activities:
Purchase of property and equipment	(8,511)	—	(50,087)
Cash paid for sale of OMI	—	—	(25,000)

Net cash used in investing activities	(8,511)	—	(75,087)

Cash flows from financing activities:	—
Exercise of stock options	—	—	3,522
Exercise of warrants	—	462,748	462,748
Proceeds from issuance of common stock under private placements	—	—	6,406,486
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	—	462,748	6,998,003

Increase (decrease) in cash and short-term investments	(1,078,321)	(837,583)	2,247,707
Cash and short-term investments at beginning of period	5,040,824	3,085,290	—

Cash and short-term investments at end of period	$3,962,503	$2,247,707	$2,247,707

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

1. Nature of Organization and Development Stage Operations

ImmunoCellular Therapeutics, Ltd. (the Company) is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with development of our product candidates and the recent clinical testing activities for one of our vaccine product candidates, and have not generated any revenues. As a result, we have incurred operating losses and, as of June 30, 2009, we had an accumulated deficit of $13,480,624. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

Interim Results

The accompanying condensed financial statements at June 30, 2009 and for the three and six month periods ended June 30, 2008 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2008 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Short-Term Investments – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2008 and June 30, 2009, the Company had $3,000,000 and $1,773,426, respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under Statement of Financial Accounting Standards No. 115, Investments in Debt Securities, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

Other Receivables – As of June 30, 2009, the Company had $156,500 of receivables from warrant holders’ exercising their warrants as of June 30, 2009.

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

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Risk-free interest rate	2.80%	1.38%
Expected dividend yield	None	None
Expected life	4.0 years	3.78 years
Expected volatility	92.0%	118.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2009 was $0.39 and $0.13, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2009, the Company had 59.3 million shares of authorized but unissued common stock.

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

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of June 30, 2009, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 15,768,917 shares and 10,701,334 shares as of June 30, 2008 and June 30, 2009, respectively.

Recently Issued Accounting Standards – In January 2009, the Financial Accounting Standards Board, or FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determinations of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will not have an impact on our financial statements.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions and do not expect their adoption to have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS 168 which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the United States. SFAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the standard will not have any impact on our financial statements but will require us to reference the new codification beginning in the third quarter of 2009.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

As of December 31, 2008 and June 30, 2009, $10,087 of equipment had been placed into service. Depreciation expense was $591 and $1,681 for the six months ended June 30, 2008 and June 30, 2009, respectively. Depreciation expense was $3,756 for the period from February 25, 2004 (date of inception) to June 30, 2009.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through June 30, 2009, the Company has paid Cedars-Sinai a total of $166,660 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and will be seeking a waiver or modification of this requirement from Cedars-Sinai (see Note 7).

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

Legal Costs

As of December 31, 2008 and June 30, 2009, the Company was indebted to TroyGould PC, a shareholder, for legal services of $36,987 and $40,457, respectively, which are included in accrued expenses and accounts payable on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to June 30, 2009 was approximately $922,000.

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

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminates the Employment Agreement due to (1) his principal place of work for the Company being relocated by more than 50 miles, (2) a material change in his duties, (3) a failure by the Company to pay him any of his contractual compensation, or (4) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him, then the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option (or 100% of all such shares if the Company is not the surviving entity in a Corporate Transaction, as defined by the Plan that have not yet vested will immediately become vested.

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

Effective September 1, 2008, the Company entered into a consulting agreement with James Bender, Ph.D. under which Dr. Bender agreed to serve as Vice President – Clinical Development for a one-year term, subject to earlier termination by the Company or Dr. Bender on 15 days notice. Dr. Bender will provide his services to the Company on a part-time basis. For these services, the Company (i) will pay $6,000 per month, (ii) will pay Dr. Bender a success payment of $10,000 if Dr. Bender is able to have the Company’s IND for a Phase I cancer stem cell vaccine trial cleared by March 31, 2009 and $20,000 if Dr. Bender is able to have the Company’s Phase II clinical trial for dendritic cell-based vaccine initiated by June 30, 2009, (iii) issued Dr. Bender a five-year option under the Company’s stock option plan to purchase 66,000 shares of the Company’s common stock at a purchase price of $0.68 per share (the closing price of the Company’s common stock on the grant date), with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and with 10,000 shares to vest if Dr. Bender is able to have the Company’s IND for a Phase I cancer stem cell vaccine trial cleared by March 31, 2009 and 20,000 shares to vest if Dr. Bender is able to have the Company’s Phase II clinical trial for a dendritic cell-based vaccine initiated by June 30, 2009. The foregoing milestones for success payments and options vesting were not achieved by their required deadlines.

As contemplated by the agreement in which the Company acquired certain monoclonal antibody based technology in 2008 from Molecular Discoveries LLC, the Company entered into a consulting agreement with Dr. Cohava Gelber concurrently with the Company’s acquisition of that technology under which she will provide certain consulting services to the Company on a part-time basis in connection with its development of the acquired technology during the ten-month period from the closing of the acquisition. For these services, the Company (i) paid Dr. Gelber $30,000 per month for February 2008 and March 2008 and $10,000 per month for April 2008, and $10,000 per month for May 2008, June 2008 and July 2008 (a total of $100,000 unless the Company terminates the consulting agreement prior to the expiration of its ten-month term), (ii) will pay Dr. Gelber a success payment of $50,000 if Dr. Gelber is able during the term of the consulting agreement to generate an interim analysis of pre-clinical data satisfactory to the Company that demonstrates the feasibility of a small cell lung cancer product candidate as a medical diagnostic and predictor of responders for this indication and (iii) issued Dr. Gelber a five-year option under the Company’s stock option plan to purchase 75,000 shares of the Company’s common stock at a purchase price of $0.53 per share (the closing price of the Company’s common stock on the date of the closing of the acquisition), with such option to vest at the rate of 5,000 shares each month during the term of the consulting agreement and with 25,000 shares to vest upon generation of the interim analysis of pre-clinical data described above. The foregoing milestone for the success payment and option vesting was not achieved by its required deadline. Effective August 1, 2008, the Company entered into a new consulting agreement with Dr. Gelber terminating and replacing the existing agreement. Under the new consulting agreement, Dr. Gelber will continue to provide her services to the Company on a part-time basis for one-year. For these services, the Company (i) will pay Dr. Gelber $4,166 per month, (ii) will pay Dr. Gelber a success payment of $28,000 if Dr. Gelber is able during the term of the consulting agreement to meet certain milestones and (iii) issued Dr. Gelber a five-year option under the Company’s stock option plan to purchase 84,000 shares of the Company’s common stock at a purchase price of $0.68 per share (the closing price of the Company’s common stock on the grant date), with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and with 48,000 shares to vest upon meeting certain milestones described above. As of June 30, 2009, certain of the foregoing milestones for $4,000 in success payments and 5,000 of options were not achieved by their required deadlines.

Research and Development

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4 and 7.

6. Shareholders’ Equity (Deficit)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of June 30, 2009, the Company has reserved 3,400,000 shares of common stock for issuance under the Plan and options to purchase 3,217,910 common shares have been granted under the Plan that are currently outstanding.

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

The following table summarizes stock option activity for the Company during the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2008	9,701,334	$0.99
Granted	1,000,000	$0.18
Exercised	—	$—
Forfeited or expired	(35,000)	$0.68

Outstanding June 30, 2009	10,666,334	$0.91	6.7	$255,000

Vested or expected to vest at June 30, 2009	9,681,238	$0.99	6.9	$55,000

No options were granted during the three months ended June 30, 2009. As of June 30, 2009, the total unrecognized compensation cost related to unvested stock options amounted to $93,186, which will be amortized over the weighted-average remaining requisite service period of less than one year. During 2005 the Company recorded no stock based compensation under APB 25.

Warrants

In January 2009, the Company delivered notice to warrant holders in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of the Company’s common stock and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of the Company from earlier dates in 2009 to June 30, 2009. The Company has valued the warrant modification at $611,258 using the Black-Scholes pricing model and the following assumptions: contractual term of 0.45 years, an average risk-free interest rate of 0.29% a dividend yield of 0% and volatility of 118%. In our December 31, 2008 Annual Report we disclosed in the Subsequent Events disclosure (Note 8) that we anticipated taking a non-cash charge of approximately $500,000 in the first quarter of 2009. In the first quarter 2009, the Company determined that the warrant modification should be treated as a dividend in-kind and not a non-cash charge and since the Company was in a deficit position at the time of the modification no dividend was recorded.

On June 30, 2009, the Company issued 1,970,992 shares of its common stock to 58 purchasers upon their exercise of warrants. The exercise price of 1,670,992 shares was $0.25 per share, and the exercise price of 300,000 shares was $0.15 per share. The Company received an aggregate purchase price of $462,748, and the Company did not pay any underwriting discounts or commissions in the transaction. The Company issued the shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering of securities. As of June 30, 2009, the Company had no outstanding stock purchase warrants issued to investors.

7. Subsequent Event

On July 22, 2009, the Company entered into a Second Amendment to Exclusive License Agreement (the “Second Amendment”) with Cedars-Sinai to become effective August 1, 2009. The Second Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase II clinical trial for the Company’s first product candidate by no later than December 31, 2008 with milestones that require commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2008 and the “Risk Factors” section set forth in Item 1A of Part II of our Form 10-Q for the quarterly period ended March 31, 2009. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our lead vaccine product candidate, and have not generated any revenues. As a result, we have incurred operating losses and, as of June 30, 2009, we had an accumulated deficit of $13,480,624. We expect to incur significant research, development and administrative expenses before any of our products can be launched and revenues generated.

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

Our significant accounting policies are summarized in Note 2 of our unaudited financial statements for the period from February 25, 2004 to June 30, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the six months ended June 30, 2008 and June 30, 2009, we recorded an expense of $938,094 and $492,459, respectively, related to research and development activities.

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

Results of Operations

Revenues

We had no revenues during the period for the three and six months ended June 30, 2008 and 2009, respectively. We incurred a net loss of $649,363 and $796,100 for the three months ended June 30, 2008 and 2009, respectively. We incurred a net loss of $1,799,101 and $1,395,683 for the six months ended June 30, 2008 and 2009, respectively. We do not expect to generate any operating revenues during 2009.

Expenses

General and administrative expenses for the three months ended June 30, 2008 and 2009 were $407,164 and $414,066 respectively. General and administrative expenses for the six months ended June 30, 2008 and 2009 were $658,044 and $793,814 respectively. The increase in general and administrative expenses is primarily due to increased personnel, occupancy and investor relations costs.

Research and development expenses for the three months ended June 30, 2008 and 2009 were $183,701 and $334,615, respectively. The increase in research and development expenses is primarily due to increased costs associated with one of our product candidates. Research and development expenses for the six months ended June 30, 2008 and 2009 were $938,094 and $492,459, respectively. The decrease in research and development expenses is primarily due to $424,000 of in-process research & development costs associated with the acquired Molecular Discoveries technologies in 2008.

We had $52,455 of non-cash expense for the three months ended June 30, 2009, consisting of $51,614 of stock based compensation and $841 of depreciation expense, compared to $161,782 of non-cash expense consisting of $96,191 of stock based compensation, $591 of depreciation expense and $65,000 paid in common stock for in-process research and development costs for the three months ended June 30, 2008. We had $130,661 of non-cash expense for the six months ended June 30, 2009, consisting of $128,979 of stock based compensation and $1,682 of depreciation expense, compared to $779,948 of non-cash expense consisting of $290,357 of stock based compensation, $591 of depreciation expense and $489,000 paid in common stock for in-process research & development costs for the six months ended June 30, 2008.

Loss

We incurred a net loss of $649,363 and $796,100 for the three months ended June 30, 2008 and 2009, respectively. We incurred a net loss of $1,799,101 and $1,395,683 for the six months ended June 30, 2008 and 2009, respectively.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $2,122,362, compared to working capital of $2,924,886 as of December 31, 2008.

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

As of June 30, 2009, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,300,331 of cash in our operations for the six months ended June 30, 2009, compared to $1,069,810 for the six months ended June 30, 2008, as the non-cash portion of our net loss for the 2009 period was $130,661 and the non-cash portion of our net loss for the 2008 period was $779,948. We used no cash in our investing activities for the six months ended June 30, 2009 and $8,511 for this purpose for the six months ended June 30, 2008. We received no cash from financing activities for the six months ended June 30, 2008 and $462,748 from financing activities for the six months ended June 30, 2009.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not issue any unregistered securities during the six-month period ended June 30, 2009 that were not previously reported in a Current Report on Form 8-K, and the Company did not repurchase any securities during that period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Amendment No. 1 to Agreement dated as of May 1, 2009 to Agreement dated October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh
	Name:	Manish Singh, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2009

Exhibit No.	Description
10.1	Amendment No. 1 to Agreement dated as of May 1, 2009 to Agreement dated October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.