Form 10-Q
period 2009-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2009-11-13
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The Issuer had 14,697,235 shares of its common stock outstanding as of November 3, 2009.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

		Page
PART I FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2008 and September 30, 2009 (unaudited)	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2008 (unaudited) and 2009 (unaudited) and from February 25, 2004 (Inception) to September 30, 2009 (unaudited)	2
	Condensed Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2009 (unaudited) and from February 25, 2004 (Inception) to December 31, 2008	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited) and 2009 (unaudited) and from February 25, 2004 (Inception) to September 30, 2009 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II OTHER INFORMATION		18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20
EXHIBIT LIST		21

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2008	September 30, 2009
		(unaudited)
Assets
Current assets:
Cash and short-term investments	$3,085,290	$1,669,794
Other receivables	—	300,000
Other assets	27,642	51,163

Total current assets	3,112,932	2,020,957
Fixed assets, net	8,012	5,490
Other assets	7,438	7,687

Total assets	$3,128,382	$2,034,134

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$132,949	$71,826
Accrued liabilities	55,097	133,320

Total current liabilities	188,046	205,146

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 12,682,493 shares and 14,672,235 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	12,682	14,672
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2008 and September 30, 2009	—	—
Additional paid in capital	15,012,595	15,671,864
Deficit accumulated during the development stage	(12,084,941)	(13,857,548)

Total shareholders’ equity	2,940,336	1,828,988

Total liabilities and shareholders’ equity	$3,128,382	$2,034,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	February 25, 2004 (Inception) to September 30, 2009
Revenues	$—	$300,000	$—	$300,000	$300,000

Expenses:
Research and development	130,065	192,139	1,068,159	684,598	2,989,709
Merger costs	—	—	—	—	73,977
Stock based compensation	104,086	64,470	394,443	193,449	6,107,165
General and administrative	355,293	421,890	1,013,337	1,215,704	4,047,480

Total expenses	589,444	678,499	2,475,939	2,093,751	13,218,331

Loss before other income and income taxes	(589,444)	(378,499)	(2,475,939)	(1,793,751)	(12,918,331)
Interest income	25,293	1,575	112,687	21,144	329,783
Change in fair value of warrant liability	—	—	—	—	(1,269,000)

Loss before income taxes	(564,151)	(376,924)	(2,363,252)	(1,772,607)	(13,857,548)

Income taxes	—	—	—	—	—

Net loss	$(564,151)	$(376,924)	$(2,363,252)	$(1,772,607)	$(13,857,548)

Weighted average number of shares:
Basic and diluted	12,682,493	14,657,400	12,492,383	13,350,462	9,729,387

Loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.19)	$(0.13)	$(1.42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid – In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	150

Net loss	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	152,760
Net loss	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	(2,059,100)	(2,059)	(62,941)	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	4,103,645
Net loss	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	2,233,600
Stock based compensation (options)	—	—	1,296,714	—	1,296,714
Net loss	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	800,000	800	423,200	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	100,000	100	64,900	—	65,000
Stock based compensation (options)	—	—	513,357	—	513,357
Net loss	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	12,682,493	12,682	15,012,595	(12,084,941)	2,940,336
Exercise of warrants (unaudited)	1,970,992	1,971	460,777	—	462,748
Exercise of stock options (unaudited)	18,750	19	5,043	—	5,062
Stock based compensation (options) (unaudited)	—	—	193,449	—	193,449
Net loss (unaudited)	—	—	—	(1,772,607)	(1,772,607)

Balance at September 30, 2009 (unaudited)	14,672,235	$14,672	$15,671,864	$(13,857,548)	$1,828,988

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	February 25, 2004 (Inception) to September 30, 2009
Cash flows from operating activities:
Net loss	$(2,363,252)	$(1,772,607)	$(13,857,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,300	2,522	4,597
Change in fair value of warrant liability	—	—	1,269,000
Stock-based compensation	394,443	193,449	6,107,165
Common stock issued for services	—	—	36,546
Common stock issued for research and development	489,000	—	1,335,760
Changes in assets and liabilities:
Other assets	(48,772)	(323,770)	(358,850)
Accounts payable	(4,702)	(61,123)	71,826
Accrued liabilities	9,339	78,223	133,320

Net cash used in operating activities	(1,522,644)	(1,883,306)	(5,258,184)

Cash flows from investing activities:
Purchase of property and equipment	(8,511)	—	(50,087)
Cash paid for sale of Optical Molecular Imaging, Inc.	—	—	(25,000)

Net cash used in investing activities	(8,511)	—	(75,087)

Cash flows from financing activities:	—
Exercise of stock options	—	5,062	8,584
Exercise of warrants	—	462,748	462,748
Proceeds from issuance of common stock under private placements	—	—	6,406,486
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	—	467,810	7,003,065

Increase (decrease) in cash and short-term investments	(1,531,155)	(1,415,496)	1,669,794
Cash and short-term investments at beginning of period	5,040,824	3,085,290	—

Cash and short-term investments at end of period	$3,509,669	$1,669,794	$1,669,794

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with development of our product candidates and the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of September 30, 2009, we had an accumulated deficit of $13,857,548. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at September 30, 2009 and for the three and nine month periods ended September 30, 2008 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2008 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Short-Term Investments – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2008 and September 30, 2009, the Company had $3,000,000 and $1,525,002, respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under Statement of Financial Accounting Standards (SFAS) No. 115, as codified in ASC 320, Investments in Debt Securities, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

Other Receivables – As of September 30, 2009, the Company had a $300,000 receivable in connection with a research and license option agreement regarding its ICT-69 antibody with Roche Group. Under the terms of the agreement, the Company has licensed to Roche the rights to investigate the potential of ICT-69 in the diagnosis and treatment of multiple myeloma and ovarian cancer for an upfront payment. Upon completion of the evaluation period, Roche has the right to acquire for a specified option fee for the commercial license of ICT-69 from the Company. The commercial license could also result in certain development and royalty payments in the event that developmental milestones are met.

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

Stock Based Compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, as codified in ASC 718, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting for all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin (SAB) No. 107, as codified in ASC 718, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Risk-free interest rate	2.80%	1.41%
Expected dividend yield	None	None
Expected life	4.0 years	3.79 years
Expected volatility	92.0%	118.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2009 was $0.36 and $0.31, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2009, the Company had 59.3 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes in accordance with SFAS No. 109, as codified in ASC 740, “Accounting for Income Taxes”. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, as codified in ASC 740, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption of FIN 48 and as of December 31, 2007, the Company had no unrecognized tax benefits recorded.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of September 30, 2009, the Company had no interest and penalty accrual or expense.

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents and short-term investments approximate their fair values.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 16,053,917 shares and 10,990,406 shares as of September 30, 2008 and September 30, 2009, respectively.

Recently Issued Accounting Standards – In June 2009, the FASB, issued the FASB Accounting Standards Codification, or Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and we are using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these financial statements for the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial position or results of operations.

Statement of Financial Accounting Standards, or SFAS, No. 165, as codified in ASC 855, Subsequent Events, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through November 10, 2009, the issuance date of our financial statements.

On April 1, 2009, the Financial Accounting Standards Board, or FASB, issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies, as codified in ASC 805, Business Combinations, which is effective January 1, 2009 and amends the guidance in SFAS No. 141(R), also codified as ASC 805, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision did not have a material impact on our financial statements.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

As of December 31, 2008 and September 30, 2009, $10,087 of equipment had been placed into service. Depreciation expense was $1,330 and $2,522 for the nine months ended September 30, 2008 and September 30, 2009, respectively. Depreciation expense was $4,597 for the period from February 25, 2004 (date of inception) to September 30, 2009.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through September 30, 2009, the Company has paid Cedars-Sinai a total of $166,660 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and a waiver of this requirement was obtained from Cedars-Sinai (see Second Amendment below).

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

Legal Costs

As of December 31, 2008 and September 30, 2009, the Company was indebted to TroyGould PC, a shareholder, for legal services of $36,987 and $25,688 respectively, which are included in accrued expenses and accounts payable on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to September 30, 2009 were approximately $991,000.

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

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminates the Employment Agreement due to (1) his principal place of work for the Company being relocated by more than 50 miles, (2) a material change in his duties, (3) a failure by the Company to pay him any of his contractual compensation, or (4) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him, then the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option (or 100% of all such shares if the Company is not the surviving entity in a Corporate Transaction, as defined by the Plan, that have not yet vested will immediately become vested.

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

Effective September 1, 2009, the Company entered into a consulting agreement with James Bender, Ph.D. under which Dr. Bender agreed to serve as Vice President – Clinical Development for a one-year term, subject to earlier termination by the Company or Dr. Bender on 15 days notice. Dr. Bender will provide his services to the Company on a part-time basis. For these services, the Company (i) will pay $6,000 per month, (ii) issued Dr. Bender a seven-year option under the Company’s stock option plan to purchase 66,000 shares of the Company’s common stock at a purchase price of $0.95 per share (the closing price of the Company’s common stock on the grant date), with such option to vest at the rate of 3,000 shares each month during the term of the consulting agreement and with 30,000 shares to vest if Dr. Bender is able achieve certain development milestones, and (iii) will pay cash bonuses of up to $30,000 if Dr. Bender is able achieve certain development milestones.

Research and Development

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

6. Shareholders’ Equity (Deficit)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of September 30, 2009, the Company has reserved 3,400,000 shares of common stock for issuance under the Plan and options to purchase 3,236,982 common shares have been granted under the Plan that are currently outstanding. On September 14, 2009, options to purchase 270,000 common shares were granted and are contingent on shareholder’s approval of an increase in the total number shares of common stock reserved for issuance under the Plan.

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

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2008	9,701,334	$0.99
Granted	1,438,822	$0.41
Exercised	(18,750)	$0.27
Forfeited or expired	(131,000)	$0.93

Outstanding September 30, 2009	10,990,406	$0.91	6.5	$3,064,572

Vested or expected to vest at September 30, 2009	9,980,925	$0.96	6.9	$2,382,832

As of September 30, 2009, the total unrecognized compensation cost related to unvested stock options amounted to $342,468, which will be amortized over the weighted-average remaining requisite service period of less than one year. During 2005 the Company recorded no stock based compensation under APB 25.

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

On June 30, 2009, the Company issued 1,970,992 shares of its common stock to 58 purchasers upon their exercise of warrants. The exercise price of 1,670,992 shares was $0.25 per share, and the exercise price of 300,000 shares was $0.15 per share. The Company received an aggregate purchase price of $462,748, and the Company did not pay any underwriting discounts or commissions in the transaction. The Company issued the shares of common stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering of securities. As of September 30, 2009, the Company had no outstanding stock purchase warrants issued to investors.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our lead vaccine product candidate, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of September 30, 2009, we had an accumulated deficit of $13,857,548. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our unaudited financial statements for the period from February 25, 2004 to September 30, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by the FASB’s SFAS No. 7, as codified in ASC 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception have been considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the nine months ended September 30, 2008 and September 30, 2009, we recorded an expense of $1,068,159 and $684,598, respectively, related to research and development activities.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123R, as codified in ASC 718, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in our consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, as codified in ASC 718, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

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

Results of Operations

Revenues

We had no revenues during the period for the three and nine months ended September 30, 2008. The Company had $300,000 in revenues related to a license fee payment we received under a research and license option agreement regarding our ICT-69 antibody with Roche Group. We incurred a net loss of $564,151 and $376,924 for the three months ended September 30, 2008 and 2009, respectively. We incurred a net loss of $2,363,252 and $1,772,607 for the nine months ended September 30, 2008 and 2009, respectively. We do not expect to generate any additional operating revenues during 2009.

Expenses

General and administrative expenses for the three months ended September 30, 2008 and 2009 were $355,293 and $421,890 respectively. General and administrative expenses for the nine months ended September 30, 2008 and 2009 were $1,013,337 and $1,215,704, respectively. The increase in general and administrative expenses is primarily due to increased personnel, occupancy and investor relations costs.

Research and development expenses for the three months ended September 30, 2008 and 2009 were $130,065 and $192,139, respectively. The increase in research and development expenses is primarily due to increased costs associated with one of our product candidates. Research and development expenses for the nine months ended September 30, 2008 and 2009 were $1,068,159 and $684,598, respectively. The decrease in research and development expenses is primarily due to $424,000 of in-process research & development costs associated with the acquired Molecular Discoveries technologies in 2008.

We had $65,311 of non-cash expense for the three months ended September 30, 2009, consisting of $64,470 of stock based compensation and $841 of depreciation expense, compared to $104,795 of non-cash expense for the three months ended September 30, 2008, consisting of $104,086 of stock based compensation and $709 of depreciation expense. We had $195,971 of non-cash expense for the nine months ended September 30, 2009, consisting of $193,449 of stock based compensation and $2,522 of depreciation expense, compared to $884,743 of non-cash expense for the nine months ended September 30, 2008, consisting of $394,443 of stock based compensation, $1,300 of depreciation expense and $489,000 paid in common stock for in-process research & development costs.

Loss

We incurred a net loss of $564,151 and $376,924 for the three months ended September 30, 2008 and 2009, respectively. We incurred a net loss of $2,363,252 and $1,772,607 for the nine months ended September 30, 2008 and 2009, respectively.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $1,815,811, compared to working capital of $2,924,886 as of December 31, 2008.

The estimated cost of completing the development of our lead vaccine product candidate and of obtaining all required regulatory approvals to market that product candidate is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

We do not have any bank credit lines. We currently plan to attempt to obtain additional financing through the sale of additional equity, although we may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of September 30, 2009, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,883,306 of cash in our operations for the nine months ended September 30, 2009, compared to $1,522,644 for the nine months ended September 30, 2008, as the non-cash portion of our net loss for the 2009 period was $195,971 and the non-cash portion of our net loss for the 2008 period was $884,743. We used no cash in our investing activities for the nine months ended September 30, 2009 and $8,511 for this purpose for the nine months ended September 30, 2008. We received no cash from financing activities for the nine months ended September 30, 2008 and $467,810 from financing activities for the nine months ended September 30, 2009.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not issue any unregistered securities during the nine -month period ended September 30, 2009 that were not previously reported in a Current Report on Form 8-K, and the Company did not repurchase any securities during that period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on September 14, 2009. The following summarizes the proposals voted on at that meeting.

Proposal 1	-	The election of Jacqueline Brandwynne, Richard A. Cowell, Navdeep Jaikaria, Ph.D., Robert L. Martuza, M. D., Manish Singh, Ph.D., and John Yu, M.D. to serve as all of the members of the Board of Directors, with the following vote totals:

•	6,011,112 votes were cast for the election of Ms. Brandwynne to the Company’s Board of Directors and 1,231,354 votes were withheld.

•	6,447,423 votes were cast for the election of Mr. Cowell to the Company’s Board of Directors and 795,043 votes were withheld.

•	6,447,466 votes were cast for the election of Dr. Jaikaria to the Company’s Board of Directors and 795,000 votes were withheld.

•	6,447,466 votes were cast for the election of Dr. Martuza to the Company’s Board of Directors and 795,000 votes were withheld.

•	6,447,466 votes were cast for the election of Dr. Singh to the Company’s Board of Directors and 795,000 votes were withheld.

•	6,447,466 votes were cast for the election of Dr. Yu to the Company’s Board of Directors and 795,000 votes were withheld.

Proposal 2	-	The ratification of the appointment of Stonefield Josephson, Inc. as the Company’s independent registered public accounting firm for the year ended December 31, 2009 was approved with 6,448,466 votes cast for and 794,000 votes abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.

10.2	Agreement dated as of September 1, 2009 between James Bender, Ph.D. and ImmunoCellular Therapeutics, Ltd.*

10.3	Amendment No. 1 dated September 14, 2009 to Agreement dated as of September 1, 2009 between James Bender, Ph.D. and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh
	Name:	Manish Singh, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2009

Exhibit No.	Description
10.1	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.

10.2	Agreement dated as of September 1, 2009 between James Bender, Ph.D. and ImmunoCellular Therapeutics, Ltd.*

10.3	Amendment No. 1 dated September 14, 2009 to Agreement dated as of September 1, 2009 between James Bender, Ph.D. and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.