Form 10-K
period 2009-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2010-03-31
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,799,314.

There were 16,067,842 shares of the registrant’s common stock outstanding on March 1, 2010.

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

Overview

ImmunoCellular Therapeutics, Ltd. is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Our product candidate portfolio includes cellular immunotherapies targeting cancer and cancer stem cell antigens, peptide based immunotherapies targeting cancer stem cells, and monoclonal antibodies to diagnose and treat several different cancers. We have completed a Phase I clinical trial of our dendritic cell based vaccine product candidate to treat glioblastoma multiforme that was initiated in May 2007, and we are targeting initiating a multicenter Phase II clinical trial of this vaccine by the end of 2010. Another one of our vaccine product candidates is a peptide based off-the-shelf vaccine to target glioblastoma multiforme, the most common brain tumors, for which we plan to file an IND in the second half of 2010. This vaccine targets cancer stem cells, which are believed by many scientists to be roots of cancer, and may be applicable in multiple cancer indications. In addition, we have several monoclonal antibody product candidates targeting small cell lung cancer, pancreatic cancer, multiple myeloma and ovarian cancer. Through two important acquisitions in the last three years, we are building capabilities to develop new cancer immunotherapeutic products harnessing mechanisms of immune system surveillance in the human body.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center to certain technology for use as cellular-based therapies, including dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications. In June 2008, we licensed an additional technology from Cedars-Sinai to target cancer stem cells that may be applicable for brain tumors as well as several other cancer indications.

In February 2008, we entered into an agreement with Molecular Discoveries LLC, a New York limited liability company, covering our acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The technology acquired under the Molecular Discoveries agreement and now owned by us consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of targets (antigens) and monoclonal antibodies for diagnosis and treatment of diverse human diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers.

In September 2009, we entered into a research and option license agreement with Roche Group, a leading global pharmaceutical company, giving them an option to acquire a license to develop and commercialize ICT-69, our monoclonal antibody product candidate targeting multiple myeloma and ovarian cancer. Upon completion of an evaluation period, Roche Group has the right to acquire for an option exercise payment a commercial license for this antibody from us, which would result in total payments due to us of up to $32 million in the event that all developmental milestones are met for multiple indications. Royalties also will be payable to us based on Roche Group’s worldwide sales, if any, of ICT-69 products.

In November 2009, we entered into an option agreement with the MD Anderson Cancer Center relating to an immunotherapy targeting cancer stem cells that has demonstrated in pre-clinical animal models significant abilities to target and destroy these cells. This technology is an immunotherapy targeting cancer stem cells using abnormal notch and numb pathways, two mechanisms implicated in many common solid tumors, including breast, colon and ovarian cancers. Pre-clinical research indicates that cytotoxic T cells induced by these peptides (polymers of amino acids) preferentially target cancer stem cells derived from breast cancer, ovarian cancer and pancreatic cancer; expression of these peptides has been demonstrated on clinical samples from ovarian cancer patients.

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, including a private placement of shares of our common stock and warrants to purchase shares of our common stock that we completed on March 29, 2010 that generated $1,740,000 of proceeds for us (before commissions and offering expenses).

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances, together with potential proceeds from our preferred stock purchase arrangement with Socius Capital Group, LLC, will be sufficient to fund our currently planned level of operations for at least the next twelve months. We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies, but there can be no assurance that we will be able to obtain any additional funding from any potential financing sources, or create any such alliances, or that the terms under which we would obtain any funding will be sufficient to fund our operations.

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

Technology and Proposed Products

Overview

The table below summarizes the status of our product candidates

Product candidate	Target Indication	Status

Active Immunotherapy:

ICT-107 (cancer antigen vaccine)	Glioblastoma	Phase I completed.

ICT-121 (cancer stem cell antigen vaccine)	Glioblastoma, Pancreatic cancer and other solid tumor cancers	Pre-clinical

Notch and Numb Peptides	Breast and ovarian cancers	Pre-clinical

Monoclonal Antibodies:

ICT-109 (Monoclonal Antibody)	Lung and pancreatic and colon cancer therapeutic	Pre-clinical

ICT-037 (Monoclonal Antibody)	colon, ovarian, multiple myeloma therapeutic and diagnostic	Pre-clinical

ICT-69 (Monoclonal Antibody)	Multiple myeloma and ovarian cancer	Pre-clinical (option agreement with Roche Group)

ICT-Diagnostic-SCLC	Diagnostic/Prognostic for small cell lung cancer	Pre-clinical

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

Dendritic Cell Vaccines

Dendritic cells (human derived cells responsible for antigen processing and presentation to the immune system) play a central role in the body’s immune response. They trigger the systems that help the body fight infection or foreign bodies, by initiating a T cell or T cell response to the infection or foreign body. The dendritic cells do this by recognizing, processing and presenting foreign antigens (substances that stimulate the production of antibodies and combine specifically with them) to the T cells, which then effectuate the immune response. The goal of a cell-based vaccine is to (i) make use of and enhance the dendritic cell’s ability to trigger the T cell response and (ii) to stimulate the dendritic cell to focus the T cell response to specifically target the cancer cells for destruction.

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

Peptide Vaccines Targeting Cancer Stem Cells

Cancer stem cells are considered as a subset of cancerous cells which are responsible for the growth and re-growth of the primary and metastatic tumors. Complete eradication of tumor masses requires elimination of these cells, which are resistant to standard chemotherapy and radiation therapy. There are a number of markers that have been identified on various cancer stem cells which could be exploited for targeting these cells. We are utilizing peptides in combination with an adjuvant that can elicit an immune response in the body by triggering T cells to identify and destroy these cancer stem cells. These peptides were specifically designed to elicit a T cell response targeting CD133 positive cancer stem cells that have been identified in a number of cancer types, including gliomas, colon cancer and pancreatic cancer.

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

We have tested ICT-107 in a Phase I clinical trial at Cedars-Sinai in patients with glioblastoma. The trial enrolled 19 patients and the vaccine was well tolerated, with no significant adverse events reported. Of the 19 patients enrolled, 12 patients are still alive, with six patients surviving at least two years after the surgery that preceded their vaccine treatment. Of the 12 patients who are still alive, three of the patients are completely free of the disease after two years, and four of the patients are completely free of the disease after one year. The median progression free survival in the 16 newly diagnosed patients enrolled in the trial was 18 months and seven of these 16 patients continue to show no signs of tumor recurrence at the present time.

In January 2010, we reported the results of a study in which it was shown that certain specific antigens are highly expressed on cancer stem cells. This suggests that ICT-107, which targets those antigens, potentially may effectively target not only the cells that make up the bulk of certain cancerous tumors, but also the cancer stem cells that are widely believed to give rise to them and to cause their recurrence.

Subject to obtaining sufficient capital to fund the trial, we are targeting initiating a multicenter Phase II clinical trial of ICT-107 by the end of 2010.

ICT-121: Cancer Stem Cell Vaccine For Glioblastoma Multiforme

The laboratory at Cedars-Sinai Medical Center of Dr. John Yu, our Chairman of the Board and the Director of Surgical Neurooncology at the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai, was instrumental in identifying the cancer stem cells in glioblastoma. The characterization of cancer stem cells from glioblastoma has provided an opportunity to study the etiology of this dreaded disease and to be engaged in the development of product candidates that would be able to target the cancer stem cells which are believed to be responsible for the initiation and maintenance of glioblastoma. Dr. Yu and his team have identified several peptides that can elicit an immune response targeting CD133, a common marker present on most cancer stem cells. These peptides are specific to certain HLA markers in humans.

Our vaccine product candidate, ICT-121, is a peptide that can elicit an immune response in a HLA-A*0201 serotype patient population to target CD133 positive cancer stem cells in brain tumors and other cancers. HLA is the molecule by which protein segments are presented to the immune system by antigen presenting cells. HLA-A2 represents the most prevalent HLA Class I type in North America. The current treatment of glioblastoma and other brain cancers involves a combination of surgery, radiation treatment and chemotherapy. One of the significant issues with this treatment is the recurrence of tumors after a few months of treatment, which may be due to cancer stem cells left intact as these cells are resistant to chemotherapy as well as radiation therapy. By combining conventional treatment with a vaccine to target remaining cancer stem cells, one could potentially significantly delay or eliminate recurrence of these tumors.

We are currently conducting additional preclinical studies to support an IND filing that we are targeting for ICT-121 in the second half of 2010. Subject to obtaining sufficient capital to fund the trial, we plan to initiate a Phase I clinical trial for this vaccine after the IND filing has been cleared by the FDA. This trial will be a multi-center clinical trial in both recurrent as well as newly diagnosed patients with clinical as well as immunological response as the end points. We plan to enroll 15-20 patients for this trial.

Monoclonal Antibodies Targeting Cancer

We acquired from Molecular Discoveries several monoclonal antibodies that react with small cell lung cancer cells, bind to the molecular structure and kill those cells in vitro. The survival rate is significantly higher when the disease is still localized, but only 16% of lung cancers are diagnosed at this early stage according to the American Cancer Society. Thus, the creation of new screening, monitoring and diagnostic tests for early detection and disease follow-up of small cell lung cancer may save many lives and prolong the survival of patients afflicted with this devastating disease.

In collaboration with George Mason University, we recently completed a pilot study evaluating the cancer detection abilities of one of our monoclonal antibody product candidates, ICT-109. Data from this study demonstrated that ICT-109 had a statistically significant ability to discriminate between cancerous and non-cancerous samples, suggesting the potential to detect pancreatic and lung cancer in plasma and serum study sets. The study used reverse phase micro array technology to determine serum and plasma expression levels of glycosylated CEA, and was performed in collaboration with Dr. Emanuel Petricoin at George Mason University. Researchers at George Mason University investigated the ability of ICT-109 to detect pancreatic and lung cancer by binding specifically to glycosylated epitopes of CEA-CAM6 and CEA-CAM5, two common markers that are overly expressed in a majority of cancers. Glycosylated CEA is highly expressed in patients with pancreatic and lung cancers, and can be used to detect these cancers using a direct blood test. As CEA-CAM5 and CEA-CAM6 are also present on the normal tissue, any commercial product would require adding additional markers for developing a test with higher sensitivity and specificity.

Small cell lung cancer is the most aggressive form of lung cancer tethered with cigarette smoking. Small cell lung cancer cases are estimated to constitute about 13% of all lung cancer cases. In the United States, the American Cancer Society estimated 210,000 new lung cancer cases, as well as 161,000 deaths, occurred in 2008. Early diagnosis of small cell lung cancer is very difficult, and consequently, the vast majority of patients manifest an established cancer with metastasis at the time of diagnosis.

DIAAD utilizes immunological tolerization to accelerate the discovery of the molecular differences between diseased cells and their normal counterparts. The monoclonal antibodies produced by DIAAD provide the basis for the discovery and development of our potential diagnostic and therapeutic products.

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

DIAAD focuses the immune response on the tumor antigens by first eliminating the immune response directed against antigens on the normal cells. This is done by a process immunologists call tolerization, which is followed by immunizing the tolerized animals with prostate cancer cells. This directs the immune response towards only those antigens that are present on the cancerous but not on the normal cells.

We are continuing development of our monoclonal antibody product candidates, ICT-37 and ICT-109, for the diagnosis and treatment of small cell lung cancer and pancreatic cancer. Last year, we initiated a collaboration with Antitope, Ltd (UK) to humanize these antibodies by using their proprietary technologies, which was completed in August 2009. In light of the potential need to access other technology to combine our antibodies with other cancer killing technologies and the significant projected pre-clinical development costs for these antibodies, we plan during 2010 to seek partners or licensees to develop these product candidates.

We also have another antibody product candidate, ICT-69, which targets ovarian cancer and multiple myeloma. ICT-69 was designed using our DIAAD (differential immunization for antigen and antibody discovery) technology with the purpose of targeting human multiple myeloma and ovarian cancer cells. Preclinical data have demonstrated the ability of ICT-69 to target antigens specific to human multiple myeloma cells without binding to healthy tissues, making it a potential candidate for therapeutic applications associated with multiple myeloma as our preliminary data indicates that it directly targets malignant cells without corresponding damage to healthy cells. Consistent with our antibody plans above, we entered into a research and option license agreement with Roche Group, a leading global pharmaceutical company, giving them an option to acquire a license to develop and commercialize our monoclonal antibody targeting multiple myeloma and ovarian cancer. Upon completion of an evaluation period, Roche has the right to acquire for an option exercise payment a commercial license for this antibody from us, which would result in total payments due to us of up to $32 million in the event that all developmental milestones are met for multiple indications. Royalties also will be payable to us based on Roche Group’s worldwide sales, if any, of ICT-69 products.

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

In June 2008, we licensed an additional cancer stem cell vaccine technology from Cedars-Sinai for which we paid 100,000 shares of our common stock.

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

Molecular Discoveries Agreement

In February 2008, we entered into an agreement with Molecular Discoveries covering our acquisition of certain monoclonal antibody related technology owned by Molecular Discoveries and completed the acquisition of the technology on that date. The Molecular Discoveries Agreement also was acknowledged and agreed to by Dr. Cohava Gelber, an inventor of the technology acquired by us under this agreement and an equity owner of Molecular Discoveries. We have retained Dr. Gelber as a consultant to assist us in developing the acquired technology.

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

In addition, we have acquired exclusive worldwide ownership rights to seven granted U.S. patents and 14 U. S. and foreign patent applications through our acquisition of the monoclonal antibody related technology from Molecular Discoveries. The issued patents relate to monoclonal antibodies targeting various cancers, including human myeloma, ovarian cancer and small cell lung cancer.

Employees

We have three full-time employees, including our President and Chief Executive Officer and our Vice-President – Product Development and Manufacturing. Our Chairman of the Board and our Chief Financial Officer work part-time for us. In addition, we have a number of consulting agreements for regulatory affairs, investor relations and business development.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors that has been approved for marketing in Switzerland), and other companies may also be developing vaccines of this type.

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

We are a development-stage company that has only recently commenced any significant research and development activity. There is no assurance that we will be able to satisfactorily develop or market any of our current or proposed product candidates or that those product candidates will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. Only one of our product candidates has been clinically tested in an early stage trial. We have not generated any recurring revenues to date, and we do not expect to generate any such revenues for a number of years.

Our cell-based vaccine technologies and our recently acquired monoclonal antibody based technology currently are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of the contemplated clinical trials for our two current vaccine product candidates and our ability to successfully develop and then clinically test one or more monoclonal antibody product candidates. We have only three full-time employees, including our President and Chief Executive Officer and our Vice-President – Product Development and Manufacturing, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and monoclonal antibodies in particular. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our vaccine product candidates, our monoclonal antibody product candidates or any future product candidates;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our vaccine product candidates, our monoclonal antibody product candidates or any future product candidates;

•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;

•

establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our vaccine product candidates, our monoclonal antibody product candidates or any future product candidates; and

•

market our vaccine product candidates, our monoclonal antibody product candidates or any future product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

We have a history of losses, expect future losses and cannot assure you that we will ever become or remain profitable.

With the exception of a licensing fee payment that we received in 2009 in connection with our entering into a research and license option agreement with Roche Group, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. There is no assurance that we will be able to develop or market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present or future product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We believe that our existing cash balances, together with potential proceeds from our preferred stock purchase arrangement with Socius Capital Group, will be sufficient to fund our currently planned level of operations for at least the next twelve months. We will need significant funding to initiate and conduct our currently planned clinical trials for ICT-107 and ICT-121, as well as to carry out all of our development work on our vaccine product candidates, our monoclonal antibody product candidates and future product candidates and to expand the scope of our operations (including seeking to employ additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our current or any future product candidates is likely to be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

In December 2009, we entered into an agreement with Socius Capital under which Socius Capital has agreed to purchase from time to time an aggregate of up to $10 million of our preferred stock. However, Socius Capital’s obligation to purchase shares of our preferred stock is subject to our satisfying certain conditions at that time. There is no assurance that we will be able to satisfy those conditions if we wish to sell shares of our preferred stock to Socius Capital or that Socius Capital will have the ability to complete these purchases. In connection with each sale of preferred stock to Socius Capital, a pro rata portion of a warrant held by an affiliate of Socius Capital to purchase shares of our common stock will become exercisable. Should the Socius Capital affiliate sell substantial amounts of the underlying shares of our common stock, those sales could have a material adverse effect on the trading market for our common stock and make it impractical for us to make future sales of preferred stock to Socius Capital without substantial dilution to our existing shareholders.

Except for our financing agreement with Socius Capital, we have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. The volume and frequency of such trading has been limited to date. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels. We may seek SBIR or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. We have not yet submitted any requests for these grants, the competition for obtaining these grants is intense and there is no assurance that we will secure any grant funding on a timely basis or at all.

Our access to Dr. Yu’s research laboratory at Cedars-Sinai may be limited.

We are heavily dependent upon Dr. John Yu, both for past research and as we develop our lead vaccine product candidates or any other or future vaccine product candidates. His laboratory at Cedars-Sinai has been financed in part by Cedars-Sinai (which is the licensor of our cellular-based therapy technology) and the National Institutes of Health (“NIH”). Cedars-Sinai or the NIH or other governmental agencies could promulgate new rules and regulations that might interfere with our product development or ownership rights if we wish to access on a contractual basis Dr. Yu’s laboratory at Cedars-Sinai in connection with our research and development activities.

Our current product candidates and any future product candidates will be based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA has limited experience with cancer stem cell or dendritic cell-based therapeutics and has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our vaccine product candidates or any future vaccine product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. The targeting of cancer stem cells as a potential therapy is a recent development that may not become broadly accepted by scientists or pharmaceutical companies. In addition, the manufacture of biological products, including cancer stem cell or dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

In addition, our product candidates may cause undesirable side effects. Results of preclinical research with our vaccine product candidates or any other or future product candidates or clinical results with formulations used in earlier trials that are similar but not identical to our product candidate formulations may not be indicative of the results that will be obtained in later stages of preclinical or clinical research on our product candidates. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because cancer stem cell and dendritic cell based products represent new forms of therapy, the marketplace may not accept any products we may develop that utilize these technologies. If we do succeed in developing products, we will face many potential obstacles, such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks, such as product liability claims.

Because of the early stage of development of our vaccine product candidates, we do not know if we will be able to generate data that will support the filing of a biologics license or new drug application for these product candidates or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of these product candidates or the development of any of our any other or future product candidates. Delays in clinical trials could reduce the commercial viability of our vaccine product candidates and any other or future product candidates.

We are required to pay substantial royalties under our license agreement with Cedars-Sinai, and we must meet certain milestones to maintain our license rights.

Under our license agreement with Cedars-Sinai for our cellular-based therapy technology, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the Cedars-Sinai license agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our vaccine product candidates and in the raising of funding. There is no assurance that we will be successful in meeting all of the milestones in the future on a timely basis or at all.

Before we can market our vaccine product candidates or any other or future product candidates, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Our current product candidates and any future product candidates that we will be developing will require approval of the U.S. Food and Drug Administration (“FDA”) before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high and no cancer stem cell or dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing. The FDA may require pre-clinical work for our monoclonal antibody product candidates beyond what we currently plan to conduct, which could necessitate significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for these product candidates. The formulation of our cancer stem cell vaccine product candidate needs to be completed and certain animal testing must be completed with this formulation before we can test this product candidate in humans. Our cancer stem cell vaccine product candidate has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

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

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. We plan to seek orphan drug status for our dendritic cell vaccine to treat glioblastoma multiforme and may also seek this status for our cancer stem cell vaccine to treat glioblastoma multiforme and other diseases if we meet the eligibility criteria. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

Fast Track designation for development of our vaccine product candidates or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our vaccine product candidates or any other product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

Because our current product candidates represent and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our current product candidates or any future product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Certain of our cell-based vaccine product candidates may be formulated with cells harvested and processed from individual target patients, which could limit the target patient population for these vaccines and could require complex and costly manufacturing processes to produce these vaccines on a commercial basis. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our common stock.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cellular and stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy and cancer vaccine technologies, which may include among others AVANT Therapeutics, Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. We are aware that Dendreon and Northwest Biotherapeutics have conducted clinical trials with cancer vaccine product candidates utilizing dendritic cells (including a Northwest Biotherapeutics candidate for treating brain tumors), and AVANT Therapeutics is also currently conducting clinical trials to treat glioblastoma with their cancer vaccine. Other existing and new companies that may enter the field, may also be developing vaccines of this type.

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

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our vaccine product candidates or any other or future product candidates, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. We will need to rely on a firm with expertise in producing a humanized form of our monoclonal antibody product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. We have granted Roche Group an option to acquire a license to develop and commercialize ICT-69, one of our monoclonal antibody product candidates, although there is no assurance that Roche Group will elect to exercise that option. We currently are seeking a partner or licensee to be responsible for the early stage development of our other monoclonal antibody product candidates. Since we do not have any significant efficacy data for these product candidates, it will be more difficult for us to obtain partners or licensees on attractive terms or at all at this stage. Accordingly, we will seek to enter, at the appropriate time, into agreements with other companies that can assist us and provide certain capabilities that we do not possess. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product is delayed or sales of an approved product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

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

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our vaccine product candidates and any other or future product candidates and may harm our reputation.

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

Following any initial regulatory approval of any products we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks, including the continuation of a contractual or other relationship with the third-party manufacturer, and reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising also will be subject to regulatory requirements and continuing FDA review.

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

Even if we are able to obtain patent protection for our vaccine product candidates or any of our other or future product candidates, there is no guarantee that the coverage of these patents or the existing patents we own covering our monoclonal antibody based technology will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

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

Should third parties patent specific cells, systems, receptors, monoclonal antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and monoclonal antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or monoclonal antibody based technologies and that licensing and cross licensing of these rights among various competitors may arise. Our dendritic cell-based vaccine product candidate utilizes six antigens for which we will be required to obtain licenses from a number of other parties before we can commercialize this product candidate. There is no assurance that we will be able to obtain these licenses on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate. In addition, Cedars-Sinai has previously granted another institution rights to the use of certain peptide materials that we may seek to incorporate into one or more of our cellular-based therapy product candidates. We may be required to obtain a license from that other institution if we wish to use these materials. If we are unable to obtain this license, we would be required to develop vaccine products without the potential enhanced benefits that could be provided by these materials.

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

Except for our President and Chief Executive Officer and our Vice President – Product Development and Manufacturing, we do not have any full-time management personnel. We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board, and Dr. Manish Singh, our President and Chief Executive Officer. However, these individuals (with the exception of Dr. Singh and our Vice President – Product Development and Manufacturing) are associated with us on a part-time basis only. We do not currently maintain key man life insurance on Drs. Yu and Singh, and our employment contract with Dr. Singh and our agreement with Dr. Yu under which he serves as our Chief Scientific Officer expire in February 2011, and the loss of either of their services would materially and adversely affect our business.

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

Our ability to successfully commercialize and penetrate the market for our current product candidates and any future product candidates is likely to depend significantly on the availability of reimbursement for our lead product candidate or any other or future product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow the price of our product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products which currently are reimbursable, they may be unwilling to use our product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our lead proposed product candidate and any future product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

As of March 1, 2010, our directors and executive officers beneficially owned approximately 34% of our outstanding common stock. Dr. John Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name three of our directors, may be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Potential conflicts of interest could arise for certain members of our management team in the performance of their services for us.

Dr. John Yu, our Chairman of the Board, and Dr. Keith Black, the Chairman of our Scientific Advisory Board, are full-time employees of Cedars-Sinai, which owns shares of our common stock and where we plan to conduct certain research and development work, including clinical trials of our vaccine product candidates. Potential conflicts of interest could arise as a result, including for Dr. Yu and Dr. Black in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Dr. Yu and other scientists associated with Dr. Yu at Cedars-Sinai may perform research in the field of brain tumors that is sponsored by other third parties. We will not acquire any interest in the intellectual property generated by this research, including several clinical trials with dendritic cell based vaccines that have been completed or are planned to be initiated. These studies may compete for patients to be enrolled in clinical trials with our current or future clinical trials.

Substantial sales of our common stock could cause our common stock price to fall.

In addition to our shares of common stock covered by this prospectus, there are currently approximately 16,067,842 shares of our currently outstanding common stock and another 9,909,230 shares of our common stock issuable upon exercise of options are eligible to be sold pursuant to Rule 144 or currently effective registration statements. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We currently maintain our corporate office in Woodland Hills, California under a month-to-month lease at a monthly rental rate of $2,894. We do not lease or own any other real property.

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

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since December 7, 2006, under the symbol “IMUC.” The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2008	0.85	0.51
June 30, 2008	0.70	0.32
September 30, 2008	0.68	0.21
December 31, 2008	0.68	0.16
March 31, 2009	0.35	0.15
June 30, 2009	0.59	0.22
September 30, 2009	1.38	0.28
December 31, 2009	1.22	0.61

Stockholders

As of March 1, 2010, there were approximately 237 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Issuances of Unregistered Securities; Purchases of Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2009 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

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

You should read the information in this Item 7 together with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1.A of Part I and elsewhere in this Annual Report.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of December 31, 2009, we had an accumulated deficit of $14,711,716. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

For additional information about our plan of business operation, see the “Business” section of this Annual Report included in Item 1 of Part I.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the year ended December 31, 2008 and December 31, 2009, we recorded an expense of $1,296,772 and $962,526, respectively, related to research and development activities.

Stock-Based Compensation

In FASB ASC Topic 718, Share Based Payments requires that the cost resulting from all share-based payment transactions be recognized in our consolidated financial statements.

In the first quarter of 2006, we adopted the fair value recognition provisions of ASC Topic 718 utilizing the modified-prospective-transition method. Under this transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated. Under the modified-prospective-transition method, results for the prior periods have not been restated.

Results of Operations

For the Twelve Months Ended December 31, 2008 and 2009

Revenues

We had no revenues during the period for the twelve months ended December 31, 2008 and $300,000 in revenues during the period for the twelve months ended December 31, 2009 related to a license fee payment we received under a research and license option agreement regarding our ICT-69 antibody product candidate with the Roche Group. We do not expect to generate any additional operating revenues during 2010.

Expenses

General and administrative expenses for the twelve months ended December 31, 2008 and for the twelve months ended December 31, 2009 were $1,366,146 and $1,677,421, respectively. During 2008 and 2009, the Company accrued $34,952 and $84,667 in bonuses that are contingent on reaching certain clinical development milestones. Research and development expenses for the twelve months ended December 31, 2008 and for the twelve months ended December 31, 2009 were $1,296,772 and $962,526, respectively. We had $1,004,432 of non-cash expense for the twelve months ended December 31, 2008, consisting of $513,357 in stock based compensation, $489,000 paid in common stock for in process research and development and $2,075 in depreciation expense. We had $311,700 of non-cash expense for the twelve months ended December 31, 2009, including $308,303 in stock based compensation and $3,397 in depreciation expense.

We expect the amount of our general and administrative cash expenses in 2010 to be higher than those cash expenses incurred in 2009, primarily due to increased employee compensation and costs associated with financing and investor relations activities. We estimate that the cost of our research and development work to be approximately $3,000,000 in 2010, and we may incur significant additional research and development expenses should we expand our research and development work on additional potential applications for our existing technologies or should we acquire additional technologies from one or more third parties.

Loss

We incurred a net loss of $3,059,730 for the twelve months ended December 31, 2008 and a net loss of $2,626,205 for the twelve months ended December 31, 2009.

For the Twelve Months Ended December 31, 2007 and 2008

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

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $1,053,438, compared to working capital of $2,924,886 as of December 31, 2008.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances, together with potential proceeds under our preferred stock purchase arrangement with Socius Capital Group, LLC, will be sufficient to fund our currently planned level of operations through at least the third quarter of 2010, although there is no assurance that such proceeds will be sufficient for this purpose.

We do not have any bank credit lines. We currently plan to attempt to obtain additional financing through the sale of additional equity, and in March 2010 we completed a private placement of 1,740,000 units at a price of $1.00 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.4 of a share of our common stock at an exercise price of $1.15 per share. We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain any additional funding from either financings or alliances, or that the terms under which we may be able to obtain such funding will be beneficial to us. In December 2009, we entered into an agreement with Socius Capital under which Socius Capital has agreed to purchase from us from time to time an aggregate of up to $10 million of our preferred stock. However, Socius Capital’s obligation to purchase shares of our preferred stock is subject to our satisfying certain conditions at that time. There is no assurance that we will be able to satisfy those conditions if we wish to sell shares of our preferred stock to Socius Capital or that Socius Capital will have ability to complete these purchases. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of December 31, 2009, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

For the Twelve Months Ended December 31, 2008 and 2009

We used $2,151,781 of cash in our operations for the twelve months ended December 31, 2009, compared to $1,945,447 for the twelve months ended December 31, 2008, as the non-cash portion of our net loss for the 2009 period was $311,700 and the non-cash portion of our net loss for the 2008 period was $1,004,432.

We provided $1,923,284 of cash from our investing activities for the twelve months ended December 31, 2009, consisting of $1,924,097 in sales of certificates of deposit offset by $813 in purchases of equipment and $3,010,087 of cash in our investing activities for the twelve months ended December 31, 2008, consisting of $3,000,000 in purchases of certificates of deposit and $10,087 in purchases of equipment.

We received $474,560 of cash from financing activities for the twelve months ended December 31, 2009, consisting of $11,812 from the exercise of stock options and $462,748 from the exercise of warrants and no cash from financing activities for the twelve months ended December 31, 2008.

For the Twelve Months Ended December 31, 2007 and 2008

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

On March 29, 2010, we completed a private placement of our securities to 18 accredited investors. We sold to these investors 1,740,000 units at a price of $1.00 per unit, with each unit consisting of one share of our common stock and a 26 month warrant to purchase 0.4 of a share of our common stock at an exercise price of $1.15 per share. Under the terms of the placement, we have agreed that in the case of certain financings that may be completed by us prior to March 29, 2011 and that have financial terms more favorable for the investors than those that were provided in the March 29, 2010 financing, the investors in the March 29, 2010 financing will have the right to have the terms of that financing modified to be identical to those in the subsequent financing. We paid a broker-dealer a fee for assistance in identifying the investors in this private placement consisting of $34,800 in cash and a 26 month warrant to purchase 104,400 shares of our common stock at an exercise price of $1.15 per share. These securities were issued by us in reliance upon an exemption from registration under Section 4(2) of the Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
John S. Yu, M.D.(1)(2)	46	Chairman of the Board
Manish Singh, Ph.D.	41	President, Chief Executive Officer and Director
James Bender	60	Vice President – Product Development and Manufacturing
C. Kirk Peacock	41	Treasurer and Chief Financial Officer
Jacqueline Brandwynne(2)	72	Director
Richard A. Cowell(2)(3)	62	Director
Robert L. Martuza, M.D.(1)	61	Director
Navdeep Jaikaria(1)(2)(3)	47	Director

(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee

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

Dr. Yu, as a recognized leader in the field of neurosurgery, has extensive knowledge of current therapies and therapies under development for the treatment of brain tumors and has participated in numerous clinical trials for potential therapies in this field. As our Chief Scientific Officer and the co-inventor of our brain tumor vaccine technologies, Dr. Yu brings to the Board significant scientific expertise directly relevant to our product research and development activities.

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

Dr. Singh has had extensive prior experience as both an operating executive and board member in the biotechnology field. He also brings to the Board extensive knowledge and experience in the area of financing early stage healthcare companies through his prior work in the venture capital field.

James Bender, Vice President – Product Development and Manufacturing

Dr. Bender served as our Vice President – Clinical Development on a part time basis from September 2008 to February 2010 and has served as our Vice President – Product Development and Manufacturing on a full-time basis since February 2010. From 2002 through 2008 Dr. Bender held various positions at IDM Pharma, most recently as director of product development where he led that company’s efforts relating to the clinical development of a cancer vaccine for the treatment of lung cancer. Prior to that, he held various positions at Nexell Therapeutics relating to the development of therapeutic stem cell and cancer vaccine products. Prior to that, Dr. Bender spent 10 years with Baxter Healthcare Corporation, eight years with the University of New Mexico School of Medicine and five years with St. Joseph’s Hospital in Albuquerque, New Mexico. He has over 75 scientific publications, is an inventor of 11 U.S. patents and holds a Ph.D. degree in immunology from the University of New Mexico and an M.P.H. in laboratory management from the University of Michigan.

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

Jacqueline Brandwynne, Director

Ms. Brandwynne has served as a director since January 2007. Since 1981, Ms. Brandwynne has served as President and CEO of Brandwynne Corporation, which has co-founded and assisted in the development of several healthcare and biotech companies. Ms. Brandwynne is a business strategist with more than 25 years of experience working with companies such as American Cyanimid, Bristol Myers/Clairol, National Liberty Life, Seagram & Sons and Neutrogena. From 1974 to 1981 she was in charge of developing Citicorp’s global business strategy. From 2000 to 2006, Ms. Brandwynne was a director of Microvision, Inc., a public company that develops sophisticated miniature displays. She has served in multiple advisory roles in several administrations, including as an Advisor to the Council of Economic Advisors, a member of the US Trade Representatives Services Policy Advisory Committee, a negotiator of the North American Trade Agreement, a participant in GATT negotiations and a member of The Committee on Critical Choices for America, and Chair of an Economic Summit at the White House. She currently serves on the boards of Pacific Union Bank, the Proteus Venture Biotech Fund and on several non-profit boards, including the Cedars-Sinai Health Systems Board of Governors and the California Institute of the Arts.

Ms. Brandwynne’s extensive involvement with early stage healthcare and biotech companies provides the Board with valuable expertise in the operation and development of the Company. With an extensive background as a business strategist for major corporations she also assists the Board in its strategic planning activities.

Mr. Richard A. Cowell, USA, (Ret.), Director

Mr. Richard A. Cowell, USA, (Ret.) has served as a director since June 2007. Mr. Cowell is a Principal at Booz Allen Hamilton, Inc., where he is involved in advanced concepts, technology experimentation and integration, and establishing new business operations. Prior to joining Booz Allen Hamilton in March 1996, Mr. Cowell served in the United States Army for 25 years. Mr. Cowell serves as a director and Chair of the Audit Committee for Microvision, Inc. He holds a Top Secret security clearance with special accesses based on a special background investigation. Mr. Cowell holds a B.S. degree in accounting from Ohio State University.

Mr. Cowell brings to the Board both financial and accounting expertise as well as experience in the handling of Audit Committee matters for a public company. As consultant with a major consulting firm in the fields of technology experimentation and establishing new business operations, he brings to the Board strategic and business planning experience.

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

Dr. Martuza, as a recognized leader in the field of neurosurgery, had extensive knowledge of current therapies and therapies under development for the treatment of brain tumors. As an active physician and researcher in the field, Dr. Martuza brings to the Board valuable expertise in the evaluation of potential product candidates and the oversight of their clinical development.

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

As a highly regarded and experienced former healthcare analyst for major healthcare investment banks, Dr. Jaikaria brings to the Board extensive healthcare industry knowledge in the area of capital raising and investment banking as well as a broad understanding of the healthcare market and competitive conditions.

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

Our Board of Directors has established a Nominating and Corporate Governance Committee currently consisting of Ms. Brandwynne, as Chairwoman, Mr. Cowell, Dr. Jaikaria and Dr. Yu. The Nominating and Corporate Governance Committee develops and recommends corporate governance guidelines to the Board, selects or recommends for selection nominees to serve on the Board, and oversees the evaluation of the Board and its committees.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”)currently consisting of Dr. Keith Black, as Chairman, Dr. Peter Brooks, Dr. Sherie Morrison, Dr. Cohava Gelber, Dr. George Peoples and Dr. Constantine Ioannides to assist our management in the areas of expertise of the members of our SAB. We have compensated the members of our SAB from time to time through the grant of options to purchase our stock. In September 2009, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock to each of four members of our SAB for service as members on the SAB for the coming year at an exercise price of $0.95 per share, with such option to vest quarterly for the one-year period following the date of grant.

Keith L. Black, M.D.

Dr. Black has served on our Scientific Advisory Board since January 2007. Dr. Black serves as Chairman of the Department of Neurosurgery and Director of the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai Medical Center. An internationally renowned neurosurgeon and scientist, Dr. Black joined Cedars-Sinai Medical Center in July 1997 and was awarded the Ruth and Lawrence Harvey Chair in Neurosciences in November of that year. Prior to joining Cedars-Sinai, Dr. Black served on the University of California, Los Angeles (UCLA) faculty for 10 years where he was a Professor of Neurosurgery. In 1992 he was awarded the Ruth and Raymond Stotter Chair in the Department of Surgery and was Head of the UCLA Comprehensive Brain Tumor Program.

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

Sherie Morrison, Ph.D.

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

Cohava Gelber, Ph.D.

Dr. Gelber currently serves as the Chief Scientific & Technology Officer of ATCC, a position she has held since 2005. In this capacity she is responsible for a large group of scientists in numerous disciplines. Prior to joining ATCC, she served as Vice President – Research and Development for MannKind Corp., a public company developing therapeutics for diabetes, cancer and autoimmune diseases. She was responsible at that company for non clinical development and clinical immune safety of drugs from pre IND through phase III clinical trials. Dr. Gelber received her Ph.D. from the Weizmann Institute, her MBA degree from Cornell University and post doctorate training at Stanford University. Dr. Gelber has published numerous scientific manuscripts and textbook chapters and is the inventor of 7 granted patents and 49 patent applications. Dr. Gelber is one of the inventors of several monoclonal antibodies that we are developing, including ICT-69 and ICT-109, and has served as a consultant to our company in the past two years.

Dr. George Peoples

Dr. Peoples is the Director of the Cancer Vaccine Development Program and Deputy Director of the United States Military Cancer Institute. Prior to being appointed to that position, Dr. Peoples held positions as Chief of Surgical Oncology at the Walter Reed Army Medical Center and Director of the Cancer Vaccine Developmental Laboratory. He received his medical degree from the Johns Hopkins

School of Medicine prior to receiving surgical training at Harvard Medical School’s Brigham and Women’s Hospital, where he was also a research fellow. In addition to his appointments at some of the military’s most prestigious cancer research institutions, Dr. Peoples has significant research experience in the oncology field, with multiple peer-reviewed publications to his credit, including co-discovery credits on HER2/neu vaccines and a number of other anti-cancer vaccines from his time at the M.D. Anderson Cancer Center, where he completed training in surgical oncology.

Constantine Ioannides, Ph.D.

Dr. Ioannides is a well-known and highly respected cancer immunologist, with over one hundred peer-reviewed articles in the scientific literature. Dr. Ioannides’s current primary research interests are focused specifically on cancer stem cells. He currently serves as Professor of Immunology at M. D. Anderson Cancer Center. Dr. Ioannides has been involved with some of the most important advancements in the field of cancer immunology over the past 20 years and is the co-discoverer of the NeuVaxT (E75) vaccine. We recently entered into an option agreement with MD. Anderson Cancer Center for some of the cancer stem cell technologies that were developed at Dr. Ioannides’s laboratory.

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

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2008 to Dr. Manish Singh, who has served as our President and Chief Executive Officer since February 18, 2008, and to C. Kirk Peacock, who served as our Interim President from November 5, 2007 to February 17, 2008 and who has served as our Chief Financial Officer since May 16, 2005. We did not pay any other person compensation that exceeded $100,000 during either of the fiscal years ended December 31, 2008 and December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(5)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Manish Singh, Ph.D.	2008	$175,000	(1)	—	—	$170,000	(6)	—	—	—	$345,000
President and Chief Executive Officer	2009	$243,750	(2)			$87,500	(7)				$331,250
C. Kirk Peacock	2008	$96,000	(3)			$34,116	(8)				$130,116
Chief Financial Officer	2009	$80,000	(4)			$15,194	(9)				$95,194

(1)	Includes $16,667 per month for the period from February 18, 2008 through December 31, 2008 for services rendered to us as President and Chief Executive Officer.
(2)	Includes $16,667 per month for the period from January 1, 2009 through February 17, 2009 and $20,833 from February 18, 2009 through December 31, 2009 for services rendered to us as President and Chief Executive Officer.
(3)	Includes $8,000 per month for services rendered to us as Chief Financial Officer and Treasurer.
(4)	Includes $8,000 per month for the period from January 1, 2009 through April 30, 2009 and $6,000 from May 1, 2009 through December 31, 2009 for services as Chief Financial Officer and Treasurer.
(5)	This column represents option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.
(6)	Includes a seven-year option to purchase 600,000 shares of our common stock granted February 18, 2008 at an exercise price of $1.00 per share, vesting monthly over a one-year period following the date of grant, for services rendered as President and Chief Executive Officer.
(7)	Includes (i) a seven-year option to purchase 600,000 shares of our common stock granted February 18, 2008 at an exercise price of $1.00 per share, vesting monthly over a one-year period following the date of grant and (ii) a seven-year option to purchase 300,000 shares of our common stock granted February 18, 2009 at an exercise price of $0.15 per share, vesting monthly over a one-year period following the date of grant and (iii) a seven-year option to purchase 200,000 shares of our common stock granted February 18, 2009 at an exercise price of $0.15 per share, vesting if the Company achieves during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.00 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares, or (b) working capital at the end of the term of the agreement of at least $5,000,000, for services rendered as President and Chief Executive Officer.
(8)	Includes (i) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2007 at an exercise price of $1.30 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2007 and also as Interim President commencing November 5, 2007 and (ii) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2008 at an exercise price of $0.30 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2008.
(9)

Includes (i) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2008 at an exercise price of $0.30 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2008 and (ii) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2009, at an exercise price of $0.80 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2009 and (iii) a seven-year option to purchase 6,000 shares of our common stock granted October 30, 2009, at an exercise price of $0.80 per share, vesting upon the completion of the Company’s internal documentation and internal testing necessary to subsequently complete the Company’s Sarbanes-Oxley Section 404 audit.

Stock Option Grants

The following table sets forth information as of December 31, 2009 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2009

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Manish Singh, Ph.D.	700,000	(1)				$1.00	02-17-15
	25,000	(2)				.27	09-28-15
	250,000	(8)	50,000	(8)		.15	02-17-16
			400,000	(9)		.15	02-17-16
	7,846	(10)	23,538	(10)		.95	09-13-16
C. Kirk Peacock	50,181	(3)	—			0.35	05-15-10
	25,000	(4)	—			1.00	10-29-13
	50,000	(5)	—			1.00	10-29-13
	50,000	(6)	—			1.30	10-29-14
	50,000	(7)				.30	10-29-15
	9,334	(11)	40,666	(11)		.80	10-29-16
			6,000	(9)		.80	10-29-16

(1)	Vested monthly following grant on February 18, 2008
(2)	Vested 25% quarterly following grant on September 29, 2008
(3)	Vested monthly following grant on May 16, 2005.
(4)	Vested upon grant, October 30, 2006.
(5)	Vested 25% quarterly following grant on October 30, 2006.
(6)	Vested monthly following grant on October 30, 2007.
(7)	Vested monthly following grant on October 30, 2008.
(8)	Vested monthly following grant on February 18, 2009 as to 300,000 shares.
(9)	Vests upon completion of milestones pursuant to contract.
(10)	Vests 25% quarterly following grant on September 14, 2009.
(11)	Vests monthly following grant on October 30, 2009.

Compensation of Directors

On November 5, 2007, the Board of Directors adopted a compensation program for the directors whereby each non-employee director will receive compensation in the form of cash and stock options for serving on the board as well as serving on board committees. The cash compensation consists of an annual retainer of $10,000 for serving as a director, a fee of $1,000 for each Board meeting attended, and a fee of $750 for each Board committee meeting attended. In addition, the Chairman of the Board will receive a $25,000 annual retainer, and the Chairperson of each of the Board committees will receive a $15,000 annual retainer. All fees are to be paid quarterly. Seven-year non-qualified stock options to purchase 25,000 shares of the Company’s common stock are to be granted annually on the date of the annual shareholders’ meeting to each non-employee director at an exercise price equal to the last reported trading price of the Company’s common stock on that day, with such option to vest quarterly over the one-year period following the date of grant.

On June 4, 2009 the Board of Directors revised the compensation program for the directors whereby each non-employee director will receive compensation in the form of cash and stock options for serving on the Board as well as serving on Board committees. The cash compensation consists of an annual retainer of $10,000 for serving as a director, a fee of $1,000 for each quarterly Board meeting attended, and a fee of $500 for each non-quarterly Board meeting and each committee meeting attended. In addition, the Chairman of the Board will receive a $15,000 annual retainer, the Chairperson of the Audit Committee will receive a $7,500 annual retainer, the Chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committees will each receive a $5,000 annual retainer. All fees are to be paid quarterly. Seven-year non-qualified stock options to purchase shares of the Company’s common stock are to be granted annually on the date of the annual shareholders’ meeting to each non-employee director at an exercise price equal to the last reported trading price of the Company’s common stock on that day, with such option to vest quarterly over the one-year period following the date of grant in the following amounts: Chairman of the Board – 50,000 shares, Board members (other than Chair) 30,000 shares, Audit Committee Chair – 20,000 shares, Compensation Committee and Nominating and Corporate Governance Committee Chairs each to receive 10,000 shares, and members of Committees (other than Chairs) to receive 5,000 shares.

During the fiscal year ended December 31, 2009, we paid our non-employee directors cash compensation for serving on the Board of Directors and committees of the Board and granted a non-qualified option to purchase shares of common stock to each of our directors for their service as a director for the one-year period commencing September 14, 2009, subject to shareholder approval of an increase in the authorized number of shares in the Equity Plan, and an interim grant due to a revised director compensation structure whereby the directors receive reduced cash compensation. Each of the options granted to the directors has a term of seven years, has an exercise price of $0.95 per share, vests in four equal quarterly installments following the date of grant, and may be exercised within their term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause. The amounts of the annual and interim grants were: Jacqueline Brandwynne, 40,000 shares and 4,151 shares, respectively; Richard Cowell, 55,000 shares and 8,301 shares, respectively; Dr. Navdeep Jaikaria, 45,000 shares and 4,151 shares, respectively; Dr. Robert Martuza, 35,000 shares and 2,767 respectively, Dr. Manish Singh, 30,000 and 1,384 shares respectively; and Dr. John Yu, 65,000 shares and 11,068 shares, respectively.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2009 for their services rendered as directors. The compensation of Dr. Singh, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2009

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(7)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jacqueline Brandwynne	$26,000	—	$31,789	(2)	—	—	—	$57,789
Richard A. Cowell	$30,125	—	$45,577	(3)	—	—	—	$75,702
Navdeep Jaikaria	$19,750	—	35,389	(4)	—	—	—	$55,139
Robert L. Martuza	$15,000	—	$27,192	(5)	—	—	—	$42,192
John Yu	$44,500	—	$54,769	(6)	—	—	—	$99,296

(1)	This column represents the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	On September 14, 2009 we granted to Ms. Brandwynne, (i) a seven-year non-qualified option to purchase 4,151 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period for her services as a director and (ii) a seven-year non-qualified option to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period, for her services as a director for the one-year period commencing September 14, 2009.
(3)	On September 14, 2009 we granted to Mr. Cowell, (i) a seven-year non-qualified option to purchase 8,301 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period for his services as a director and (ii) a seven-year non-qualified option to purchase 55,000 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period, for his services as a director for the one-year period commencing September 14, 2009.
(4)	On September 14, 2009 we granted to Dr. Jaikaria, (i) a seven-year non-qualified option to purchase 4,151 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period for his services as a director and (ii) a seven-year non-qualified option to purchase 45,000 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period, for his services as a director for the one-year period commencing September 14, 2009.
(5)	On September 14, 2009 we granted to Dr. Martuza, (i) a seven-year non-qualified option to purchase 2,767 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period for his services as a director and (ii) a seven-year non-qualified option to purchase 35,000 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period, for his services as a director for the one-year period commencing September 14, 2009.
(6)	On September 14, 2009 we granted to Dr. Yu, (i) a seven-year non-qualified option to purchase 11,068 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period for his services as a director and (ii) a seven-year non-qualified option to purchase 65,000 shares of the Company’s common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period, for his services as a director for the one-year period commencing September 14, 2009.
(7)	As of December 31, 2009, our non-employee directors held vested and unvested options, which they received as compensation for their services as directors, to purchase the following number of shares of our common stock: Jacqueline Brandwynne – 200,401 shares; Richard A. Cowell – 163,301 shares; Navdeep Jaikaria – 74,151 shares; Robert L. Martuza – 137,767 shares; and John Yu – 126,068 shares.

Stock Incentive Plan

We have adopted an equity incentive plan, the 2006 Equity Incentive Plan (the “Equity Plan”), pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 3,400,000 shares of common stock to our employees, officers, directors, consultants and advisors, which will be increased, subject to approval by our stockholders, to 6,000,000 shares. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The Equity Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The Equity Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant. The maximum number of options that may be granted in any fiscal year to any participant is 600,000, which will be increased, subject to approval by our stockholders, to 725,000 shares.

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

The Equity Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (i) our Board of Directors or its committee shall notify each participant at least 30 days prior to the consummation of the corporate transaction or as soon as may be practicable and (ii) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (i) a liquidation or dissolution of the company; (ii) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of the company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of the company by one person or by more than one person acting in concert.

Our Board of Directors may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

As of December 31, 2009, there were outstanding options under the Equity Plan to purchase approximately 3,072,502 shares of our common stock at a weighted average exercise price of approximately $0.68 per share. The grants of options under the Plan during 2009 are described below.

In November 2009, we granted a seven-year non-qualified option to purchase 56,000 shares of common stock at an exercise price of $0.80 per share to C. Kirk Peacock in accordance with his employment contract, with such option to vest monthly over the one-year term of his employment contract as to 50,000 shares and shall vest as to 6,000 shares upon the successful completion of all of the internal documentation and internal testing necessary by October 29, 2010 to subsequently complete the Sarbanes-Oxley Section 404 audit.

In September 2009, we granted a seven-year non-qualified option to purchase 66,000 shares of our common stock at an exercise price of $0.95 per share to Dr. James Bender in accordance with his consulting agreement to serve as our Vice President – Clinical Development for a one-year term, with such option to vest at the rate of 3,000 shares per month during the term of the consulting agreement and with the remaining 30,000 shares to vest in accordance with completion of milestones contained in the consulting agreement.

In September 2009, we granted a non-qualified option to purchase shares of common stock to each of our directors for their service as a director for the one-year period commencing September 14, 2009, subject to shareholder approval of an increase in the authorized number of shares in the Equity Plan, and an interim grant due to a revised director compensation structure whereby the directors receive reduced cash compensation. Each of the options granted to the directors has a term of seven years, has an exercise price of $0.95 per share, vests in four equal quarterly installments following the date of grant, and may be exercised within their term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause. The amounts of the annual and interim grants were: Jacqueline Brandwynne, 40,000 shares and 4,151 shares, respectively; Richard Cowell, 55,000 shares and 8,301 shares, respectively; Dr. Navdeep Jaikaria, 45,000 shares and 4,151 shares, respectively; Dr. Robert Martuza, 35,000 shares and 2,767 respectively, Dr. Manish Singh, 30,000 and 1,384 shares respectively; and Dr. John Yu, 65,000 shares and 11,068 shares, respectively.

In September 2009, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock to each of four members of our Scientific Advisory Board (“SAB”) for service as members on the SAB for the coming year at an exercise price of $0.95 per share, with such option to vest quarterly for the one-year period following the date of grant.

In September 2009, we granted a seven-year non-qualified option to purchase 6,000 shares of our common stock at an exercise price of $0.95 per share, with such option to vest monthly following the date of grant, to Christine Firmature, our Executive Assistant and Officer Manager

In September 2009, we granted a five-year, fully vested non-qualified option to purchase 25,000 shares of our common stock at an exercise price of $0.95 per share to Linda S. Huff for administrative services rendered to the Company since 2004.

In February 2009, we granted a seven-year non-qualified option to purchase 300,000 shares of our common stock at an exercise price of $0.25 to Dr. John Yu for services rendered as our Chief Scientific Officer, with such option to vest in four equal quarterly installments following the date of grant, and may be exercised within their term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In February 2009, we granted a seven-year non-qualified option to purchase 700,000 shares of our common stock at an exercise price of $0.15 per share was granted to Dr. Manish Singh upon the renewal of his employment as our President and Chief Executive Officer, with 300,000 of the shares to vest at the rate of 25,000 shares per month during the term of his agreement and with the remaining 400,000 shares to vest in accordance with completion of milestones contained in his employment agreement.

Employment Agreements

John S. Yu, M.D.

Dr. John Yu and the Company entered into an Agreement, dated as of November 17, 2006, and a related Securities Purchase Agreement, dated as of November 17, 2006, Non-qualified Stock Option Agreement, dated as of November 17, 2006 and Registration Rights Agreement, dated as of November 17, 2006. Under that Agreement, Dr. Yu agreed to serve as our Chief Scientific Officer for an initial one-year term on a part-time basis. Pursuant to that Agreement, the Company agreed that (i) for so long as Dr. Yu owns Company shares or fully vested immediately exercisable options to purchase Company shares totaling at least 2,000,000 shares, the Company will use commercially reasonable efforts to enable Dr. Yu to continue to serve on its Board of Directors and (ii) for so long as Dr. Yu owns shares of the Company’s common stock or fully vested immediately exercisable options to purchase shares of the Company’s common stock totaling at least 4,000,000 shares or at least 5,000,000 shares, the Company will use commercially reasonable efforts to enable Dr. Yu and either one or two, respectively, of his designees to serve on its Board of Directors.

Effective March 1, 2010, the Company entered into an Agreement with Dr. Yu under which he agreed to serve on a part-time basis as the Company’s Chief Scientific Officer for a one-year term. The Agreement provides for an annual base salary of $70,000 and for cash bonuses of $15,000 each if prior to December 31, 2010 (i) the FDA has accepted a Phase II clinical trial plan for ICT-107 and (ii) a Physicians Investigator IND submission for one of the Company’s specified product candidates has been accepted by the FDA.

Pursuant to the Agreement, the Company granted to Dr. Yu a seven-year nonqualified stock option under the Company’s 2006 Equity Incentive Plan, or a new qualified option plan, to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant is subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan. The option may be exercised during the period that Dr. Yu provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

The option granted to Dr. Yu under the Agreement will vest (i) as to 75,000 shares in four equal quarterly installments following the date of grant and (ii) as to the remaining 50,000 shares, 25,000 shares shall each vest upon timely satisfying the two milestones described above for the payment of cash bonuses to Dr. Yu.

Manish Singh, Ph.D.

Effective February 18, 2009, the Company entered into an Employment Agreement with Dr. Manish Singh (the “2009 Employment Agreement”) pursuant to which Dr. Singh continued to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term. The Company was required under the 2009 Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the 2009 Employment Agreement.

The 2009 Employment Agreement provided for an annual base salary of $250,000 and cash bonuses of (1) $50,000 if the Company completed a financing, a strategic alliance or a merger or acquisition that generates at least $2,500,000 of net proceeds (after commissions) during the term of the agreement; (2) $100,000 if the Company completed a financing, a strategic alliance or a merger or acquisition that generates at least $5,000,000 of net proceeds (after commissions) during the term of the agreement; or (3) $200,000 if the Company completed a financing, a strategic alliance or a merger or acquisition that generates at least $10,000,000 of net proceeds (after commissions) during the term of the agreement. The total cash bonus payable would in no event exceed $200,000. Pursuant to the 2009 Employment Agreement, the Company granted Dr. Singh a seven-year non-qualified stock option on February 18, 2009 under the Equity Plan to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The option vests (i) as to 300,000 shares in twelve equal monthly installments of 25,000 shares each over the twelve-month period from and immediately following the grant date, (ii) as to 200,000 shares if the Company achieved during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.00 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares, or (b) working capital at the end of the term of the agreement of at least $5,000,000; and (iii) as to 200,000 shares if the Company achieved during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.50 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares or (b) working capital at the end of the term of the agreement of at least $8,000,000. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminated the 2009 Employment Agreement without cause or did not extend the 2009 Employment Agreement upon its expiration for an additional one-year term or Dr. Singh terminated the 2009 Employment Agreement due to (1) his principal place of work for the Company being relocated by more than 50 miles, (2) a material change in his duties, (3) a failure by the Company to pay him any of his contractual compensation, or (4) a constructive termination of Dr. Singh or unlawful harassment or retaliation against him, then the Company upon such termination was required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary and 50% of the shares covered by his option (or 100% of all such shares if the Company is not the surviving entity in a Corporate Transaction (as defined by the Equity Plan) that had not yet vested would immediately become vested. In the event the Company completed a merger in which Dr. Singh was offered an executive position with the Company or surviving corporation for at least a one-year term, with an annual base salary of $250,000 and a cash bonus and option compensation package having an aggregate value of at least $75,000 (as determined in good faith by the Company or surviving corporation), Dr. Singh was not entitled to terminate the 2009 Employment Agreement based on a change in duties and responsibilities or a location change.

Effective as of February 18, 2010, the Company entered into a new Employment Agreement with Dr. Manish Singh (the “2010 Employment Agreement”) pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term. The Company is required under the 2010 Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the 2010 Employment Agreement. The 2010 Employment Agreement may be extended for an additional one-year period upon the mutual agreement of the Company and Dr. Singh.

The 2010 Employment Agreement provides for an annual base salary of $300,000. In addition, provided that Dr. Singh continues to serve as the Company’s President and Chief Executive Officer for the entire one-year term of the 2010 Employment Agreement, the Company will pay Dr. Singh a discretionary cash bonus of up to $50,000 upon completion of the one-year term.

The 2009 Employment Agreement with Dr. Sing provided that Dr. Singh was entitled to receive cash milestone bonuses, not to exceed an aggregate amount of $200,000, of (1) $50,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $2,500,000 of net proceeds (after commissions) during the term of that agreement, (2) $100,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $5,000,000 of net proceeds (after commissions) during the term of that agreement, or (3) $200,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $10,000,000 of net proceeds (after commissions) during the term of that agreement. The 2009 Employment Agreement also provided that an option granted to Dr. Singh to purchase 200,000 shares of the Company’s common stock would vest if the Company’s working capital is at least $8,000,000 at the end of the term of that agreement.

The 2010 Employment Agreement amends the 2009 Employment Agreement to provide that the milestones described in the preceding paragraph may be satisfied by including the net proceeds received by the Company at any time prior to August 17, 2010 from (1) a financing by the Socius Capital Group or (2) any private placement financing that is covered by a signed term sheet that was entered into by the Company prior to February 18, 2010 or from another source at the same or better terms as contemplated by such signed term sheet. Also, for purposes of determining whether the $8,000,000 working capital milestone in the preceding paragraph has been satisfied, the 2010 Employment Agreement provides that working capital will be calculated as of the date of the Company’s receipt of the proceeds that are being included to satisfy the milestone.

Pursuant to the 2010 Employment Agreement, the Company granted to Dr. Singh a seven-year incentive stock option under the Company’s 2006 Equity Incentive Plan, or a new qualified option plan, to purchase 600,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant is subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan and an increase in the number of shares that may be granted to any individual during a twelve-month period. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

The option granted to Dr. Singh under the 2010 Employment Agreement will vest (1) as to 360,000 shares, in twelve equal monthly installments of 30,000 shares each over the twelve-month period from and immediately following the grant date, (2) as to 30,000 shares, if the Company achieves during the term of the that agreement a volume-weighted average trading price for its common stock of greater than $1.60 for any consecutive 15-day trading period during the term of that agreement on average daily trading volume of at least 20,000 shares, (3) as to 90,000 shares, if the Company achieves during the term of that agreement a volume-weighted average trading price for its common stock of greater than $2.00 for any consecutive 15-day trading period during the term of that agreement on average daily trading volume of at least 20,000 shares, (4) as to 30,000 shares, upon treating during the term of that agreement the first patient in a Phase II clinical trial, and (5) as to 90,000 shares, if during the term of the agreement the Company completes a financing, a strategic alliance or a licensing agreement with upfront licensing payments to the Company or a merger or acquisition that generates at least $5,000,000 of net proceeds (after commissions) for the Company beyond the $10,000,000 achieved by August 17, 2010, with any financing proceeds received by the Company during the first six months of the 2010 Employment Agreement that are used to satisfy milestones under the 2009 Employment Agreement not being included as proceeds to satisfy the milestones described in this paragraph.

In the event that the Company terminates the 2010 Employment Agreement without cause or does not extend the 2010 Employment Agreement upon its expiration for an additional one-year term, then (1) the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary, (2) any stock options granted to Dr. Singh, to the extent vested, will be retained by Dr. Singh and will be exercisable on the terms described above, and (3) the vesting of an additional number of shares subject to all options granted to Dr. Singh equal to 50% of all shares subject to such options that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Singh terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence, except that 100% of his options will vest if his employment terminates for good reason following a merger or similar corporate transaction in which the Company is not the surviving entity.

Dr. James Bender

Effective February 1, 2010, the Company entered into an Employment Agreement with Dr. James Bender pursuant to which Dr. Bender will serve on a full-time basis as the Company’s Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2010. Prior to February 1, 2010, Dr. Bender had been serving on a part-time basis as the Company’s Vice President – Clinical Development pursuant to an Agreement dated as of September 1, 2009, as amended on September 14, 2009.

The Employment Agreement provides for an annual base salary of $170,000. Pursuant to the Employment Agreement, the Company granted to Dr. Bender a seven-year incentive stock option under the Company’s 2006 Equity Incentive Plan to purchase 150,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant is subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan.

The option granted to Dr. Bender under the Employment Agreement will vest at the rate of 6,250 shares per month over the term of the Employment Agreement as to 75,000 shares. The option will vest as to the remaining 75,000 shares upon the Company’s attainment of the following development milestones, and Dr. Bender will also be entitled to receive the following cash bonuses upon attainment of these milestones: (1) completion by September 30, 2010 of the technology transfer to a contract manufacturer for the Company’s ICT-107 product will result in a $10,000 cash bonus and the vesting of 25,000 option shares; (2) completion by December 31, 2010 of FDA acceptance of a Phase II clinical trial plan for ICT-107 will result in a $10,000 cash bonus and the vesting of 25,000 option shares; and (3) completion by December 31, 2010 of the enrollment of the first patient into the Phase II clinical trial for ICT-107 will result in a $10,000 bonus and the vesting of 25,000 option shares.

The Employment Agreement provides that all of the rights and obligations of the Company and Dr. Bender under his prior agreement to provide services to the Company (including Dr. Bender’s right to work for another organization) terminated as of January 31, 2010, except that Dr. Bender’s right under that agreement to receive cash bonuses and the vesting of options upon the Company’s achievement of specified development milestones will remain in effect. The Employment Agreement provides that, except as described in the following sentence, if Dr. Bender’s employment terminates prior to the expiration of the one-year term, Dr. Bender will not have any right to receive further compensation under the Employment Agreement other than compensation that was accrued as of his employment termination date. If the Company terminates Dr. Bender’s employment without “cause” as defined in the Employment Agreement, 50% of any unvested options held by Dr. Bender as of the employment termination date will vest, and he will also have the right to receive any compensation that was accrued as of the employment termination date.

C. Kirk Peacock

Effective October 30, 2008, the Company entered into an Employment Agreement with Mr. Peacock under which he continued to serve on a part-time basis as the Company’s Chief Financial Officer for a one-year term. Under this agreement, Mr. Peacock received a monthly salary of $8,000 and was granted a seven-year non-qualified option to purchase 50,000 shares of the Company’s common stock at a price of $0.30 per share, with such option to vest in equal monthly installments over the one-year term of the agreement, with 50% of any then unvested option shares to become vested if Mr. Peacock’s employment was terminated by the Company without cause and with all vested options to be exercisable for 24 months after termination of Mr. Peacock’s employment for any reason other than termination by the Company for cause.

Effective October 30, 2009, the Company entered into a new Employment Agreement with Mr. Peacock under which he will continue to serve on a part-time basis as the Company’s Chief Financial Officer for a one-year term. Under this agreement, Mr. Peacock receives a monthly salary of $6,000 and was granted a seven-year non-qualified option to purchase 56,000 shares of the Company’s common stock at a price of $0.80 per share, with 50,000 shares covered by such option to vest in equal monthly installments over the one-year term of the agreement and with 50% of any those then unvested option shares to become vested if Mr. Peacock’s employment is terminated by the Company without cause.

Provided that by October 29, 2010, all of the Company’s internal documentation and internal testing necessary to subsequently complete the Company’s Sarbanes-Oxley Section 404 audit has been finished, the Company will pay Mr. Peacock an additional $6,000 and a further 6,000 of his option shares will become vested. All vested shares covered by the option will be exercisable for 24 months after termination of Mr. Peacock’s employment for any reason other than termination by the Company for cause.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2010 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and our directors and (c) by all executive officers and directors of this company as a group. As of March 1, 2010, there were 16,067,842 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percentage of Class
John S. Yu, M.D.	6,288,958	(3)	28.13%
Sanford J. Hillsberg 1801 Century Park East, Suite 1600 Los Angeles, California 90067	1,018,536	(4)	6.33%
Manfred Mosk, Ph.D. Technomedics Management & Systems, Inc. P. O. Box 3207 Redondo Beach, CA 90277	1,254,729	(5)	6.84%
Keith Black, M.D. 8631 West Third Street, Suite 800E Los Angeles, CA 90048	1,400,000	(3)	8.01%
Dr. Manish Singh	1,136,692	(6)	6.61%
James Bender	51,000	(3)	*
C. Kirk Peacock	249,516	(3)	1.53%
Jacqueline Brandwynne	217,076	(7)	1.34%
Robert L. Martuza, M.D.	101,384	(3)	*
Richard A. Cowell	104,151	(3)	*
Navdeep Jaikaria	27,076	(3)	*
All executive officers and directors as a group (8 persons) (11)	8,175,853		33.82%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons shown is c/o ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

(3)	All of the shares shown are subject to options.
(4)	Excludes 202,593 shares owned beneficially by TroyGould PC, of which Mr. Hillsberg is a member.
(5)	Includes 1,023,479 shares of common stock and 81,250 shares of our common stock issuable upon exercise of options owned of record by Dr. Mosk, and 150,000 shares of our common stock issuable upon the exercise of options owned of record by Technomedics Management & Systems, Inc., of which Dr. Mosk is the controlling stockholder.
(6)	Includes 11,000 shares owned of record and 1,125,692 shares of our common stock issuable upon exercise of options.
(7)	Includes 58,750 shares owned of record and 158,326 shares of our common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2009, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	9,005,927	$0.89	—
Equity compensation plans not approved by stockholders	1,550,000	$1.16	—

Total	10,555,927	$0.93	—

Our stockholders approved our Equity Plan. The only awards that are outstanding under that plan as of March 1, 2010 are options to acquire 3,072,503 shares of our common stock. In September 2008 the shareholders increased the authorized number of shares of our common stock available to be issued under our Equity Plan from 1,500,000 shares to 3,400,000 shares. In March 2010, our Board approved an increase in the number of shares of our common stock available to be issued under our Equity Plan from 3,400,000 shares to 6,000,000 shares, subject to approval by our stockholders.

In January 2007, we granted to Dr. Keith L. Black a fully-vested, ten-year option to purchase 1,500,000 shares of our common stock at an exercise price of $1.10 per share in consideration for his agreeing to serve as the Chairman of our Scientific Advisory Board. Dr. Black has exercised 100,000 shares of this option.

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

In November 2006, we granted to Technomedics Management & Systems, Inc. an option to purchase 300,000 shares of our common stock for a term of seven years at an exercise price of $1.00 per share in consideration for Dr. Mosk agreeing to serve as our Non-Executive Chairman of the Board on a part-time basis for one year. Upon grant, 150,000 shares of the option vested, with the balance of the shares to vest in four equal quarterly installments following the date of grant. Dr. Mosk voluntarily resigned as our Non-Executive Chairman of the Board in January 2007 and resigned as a director on March 19, 2008. The balance of Technomedics’ 150,000 unvested option shares were cancelled as a result of Dr. Mosk’s voluntary resignation: The Technomedics’ option covering the remaining 150,000 vested option shares expired unexercised on March 18, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Independent Directors

Information regarding our independent directors is set forth above in Item 10 under the captions “Business Experience and Directorships” and “Committees of the Board”.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee has appointed Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending December 31, 2010. The following table shows the fees that were paid or accrued by us for audit and other services provided by Stonefield Josephson, Inc. for the 2008 and 2009 fiscal years.

	2008	2009
Audit Fees (1)	$46,053	$49,249
Audit-Related Fees (2)	$7,900	—
Tax Fees (3)	$13,164	$2,915
All Other Fees	—	$13,495

Total	$67,117	$65,659

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2008 and 2009 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

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

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.5	Letter Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.6	Subscription Agreement dated as of April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.7	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.8	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.9	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.10	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and ImmunoCellular Therapeutics, Ltd. (7)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (7)

4.13	Form of Notice of Exercise of Warrants delivered by ImmunoCellular Therapeutics, Ltd. in January 2009 in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. (17)

4.14	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated December 3, 2009. (20)

4.15	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

10.1	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.2	First Amendment to Exclusive License Agreement dated as of June 16, 2008 2006, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.3	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.4	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.5	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.6	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.7	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.8	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

10.10	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (10)

10.11	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.12	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.13	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (9)

10.14	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.15	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.16	Employment Agreement dated as of February 18, 2008 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (11)

10.17	Employment Agreement dated as of February 18, 2009 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (17)

10.18	Employment Agreement dated as of November 5, 2007 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. (13)

10.19	Employment Agreement dated as of October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (17)

10.20	Agreement dated as of July 7, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (14)

10.21	Agreement dated as of November 17, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (5)

10.22	Memorandum of Agreement dated as of November 21, 2007 between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.23	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.24	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.25	Agreement dated as of February 14, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. (11)*

10.26	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.. * (17)

10.27	Agreement dated as of September 1, 2008 between James G. Bender and ImmunoCellular Therapeutics, Ltd. (16) *

10.28	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.29	Amendment No. 1 to Agreement dated as of May 1, 2009 to Agreement dated October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. *(18)

10.30	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.31	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.32	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. *(21)

10.33	License Agreement dated as of September 8, 2009 between Roche GlycArt AG (f/k/a) GlycArt Biotechnology AG) and ImmunoCellular Therapeutics, Ltd. † **

10.34	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. * **

10.35	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. * **

10.36	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. * **

23.1	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Date: March 30, 2010	By:	/s/ Manish Singh
Manish Singh, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manish Singh Manish Singh, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010

/s/ C. Kirk Peacock C. Kirk Peacock	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ Jacqueline Brandwynne Jacqueline Brandwynne	Director	March 30, 2010

/s/ Richard A. Cowell Richard A. Cowell	Director	March 30, 2010

/s/ Navdeep Jaikaria Navdeep Jaikaria, Ph.D.	Director	March 30, 2010

/s/ Robert L. Martuza Robert L. Martuza, M.D.	Director	March 30, 2010

/s/ John Yu John Yu, M.D.	Director	March 30, 2010

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Index to Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2009 and 2008	F-3
Statements of Operations for each of the three fiscal years in the period ended December 31, 2009 and from February 25, 2004 (Inception) to December 31, 2009	F-4
Statements of Shareholders Equity (Deficit) for each of the six years in the period ended December 31, 2009	F-5
Statements of Cash Flows for each of the three years in the period ended December 31, 2009 and from February 25, 2004 (Inception) to December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors

ImmunoCellular Therapeutics, Ltd.

Woodland Hills, California

We have audited the accompanying balance sheets of ImmunoCellular Therapeutics, Ltd. (a development stage company) as of December 31, 2008 and 2009 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2007, 2008 and 2009 and for the period from inception of operations (February 25, 2004) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. as of December 31, 2008 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2007, 2008 and 2009 and for the period from inception of operations (February 25, 2004) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 29, 2010

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2008	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$85,290	$331,353
Short-term investments	3,000,000	1,075,903
Other assets	27,642	21,903

Total current assets	3,112,932	1,429,159
Fixed assets, net	8,012	5,428
Deferred financing costs	—	30,282
Other assets	7,438	7,847

Total assets	$3,128,382	$1,472,716

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$132,949	$225,601
Accrued liabilities	55,097	150,120

Total current liabilities	188,046	375,721

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, $0.0001 par value; 74,000,000 shares authorized; 12,682,493 shares and 14,867,842 shares issued and outstanding as of December 31, 2008 and December 31, 2009, respectively	12,682	14,868
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2008 and December 31, 2009	—	—
Additional paid in capital	15,012,595	15,845,941
Promissory note	—	(52,668)
Deficit accumulated during the development stage	(12,084,941)	(14,711,146)

Total shareholders’ equity	2,940,336	1,096,995

Total liabilities and shareholders’ equity	$3,128,382	$1,472,716

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2008	For the Year Ended December 31, 2009	February 25, 2004 (Inception) to December 31, 2009
Revenues	$—	$—	$300,000	$300,000
Expenses:
Research and development	77,857	1,296,772	962,526	3,267,637
Merger costs	—	—	—	73,977
Stock-based compensation for general and administrative services	1,296,714	513,357	308,303	6,222,019
General and administrative	946,022	1,366,146	1,677,421	4,509,197

Total expenses	2,320,593	3,176,275	2,948,250	14,072,830

Loss before other income and income taxes	(2,320,593)	(3,176,275)	(2,648,250)	(13,772,830)

Other income:
Interest income	162,040	116,545	22,045	330,684
Change in fair value of warrant liability	(1,456,200)	—	—	(1,269,000)

	(1,294,160)	(3,059,730)	(2,626,205)	(14,711,146)

Loss before income taxes	(3,614,753)	(3,059,730)	(2,626,205)	(14,711,146)

Income taxes	—	—	—	—

Net loss	$(3,614,753)	$(3,059,730)	$(2,626,205)	$(14,711,146)

Weighted average number of shares:
Basic and diluted	10,853,406	12,540,301	13,719,991	9,948,426

Earnings (loss) per share:
Basic and diluted	$(0.33)	$(0.24)	$(0.19)	$(1.48)

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid – In	Promissory	Deficit Accumulated During the Development	Total
	Shares	Amount	Capital	Note	Stage
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$—	$97

Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	—	150
Net loss	—	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	—	(11,741)	(11,494)

Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	—	152,760
Net loss	—	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	—	(257,745)	20,262

Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	(2,059,100)	(2,059)	(62,941)	—	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	—	4,103,645
Net loss	—	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	—	(5,410,458)	189,662

Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	—	2,233,600
Stock based compensation (options)	—	—	1,296,714	—	—	1,296,714
Net loss	—	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	—	(9,025,211)	4,997,709

Common stock issued for research and development during 2008 at $0.53 per share	800,000	800	423,200	—	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	100,000	100	64,900	—	—	65,000
Stock based compensation (options)	—	—	513,357	—	—	513,357
Net loss	—	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	12,682,493	12,682	15,012,595	—	(12,084,941)	2,940,336

Exercise of warrants	1,970,992	1,971	460,777	—	—	462,748
Exercise of stock options	214,357	215	64,267	(52,668)	—	11,814
Stock based compensation (options)	—	—	308,302	—	—	308,302
Net loss	—	—	—	—	(2,626,205)	(2,626,205)

Balance at December 31, 2009	14,867,842	$14,868	$15,845,941	$(52,668)	$(14,711,146)	$1,096,995

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2008	For the Year Ended December 31, 2009	February 25, 2004 (Inception) to December 31, 2009
Cash flows from operating activities:
Net loss	$(3,614,753)	$(3,059,730)	$(2,626,205)	$(14,711,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2,075	3,397	5,472
Change in fair value of warrant liability	1,456,200	—	—	1,269,000
Stock based compensation	1,296,714	513,357	308,303	6,222,019
Common stock issued for services	—	—	—	36,546
Common stock issued for research and development	—	489,000	—	1,335,760
Changes in assets and liabilities:
Other assets	(20,141)	(5,440)	(24,951)	(60,031)
Accounts payable	(45,004)	102,753	92,652	225,601
Accrued liabilities	14,981	12,538	95,023	150,120

Net cash used in operating activities:	(912,003)	(1,945,447)	(2,151,781)	(5,526,659)

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	—	(3,000,000)	1,924,097	(1,075,903)
Purchase of property and equipment	—	(10,087)	(813)	(50,900)
Cash paid for sale of OMI	—	—	—	(25,000)

Net cash provided by (used in) investing activities:	—	(3,010,087)	1,923,284	(1,151,803)

Cash flows from financing activities:
Advances from shareholders	—	—	—	—
Exercise of stock options	—	—	11,812	15,334
Exercise of warrant	—	—	462,748	462,748
Proceeds from issuance of common stock under private placement	4,892,486	—	—	6,406,486
Proceeds from issuance of common stock	—	—	—	125,247

Net cash provided by financing activities	4,892,486	—	474,560	7,009,815

Increase in cash and cash equivalents	3,980,483	4,955,534	246,063	331,353
Cash and cash equivalents at beginning of period	1,060,341	(5,040,824)	85,290	—

Cash and cash equivalents at end of period	$5,040,824	$85,290	$331,353	$331,353

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—	$—

Income taxes paid	$—	$—	$—	$—

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of December 31, 2009, the Company had an accumulated deficit of $14,711,146. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

2. Summary of Significant Accounting Policies

Cash and cash equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments – As of December 31, 2008 and December 31, 2009, the Company had $3,000,000 and $1,075,903, respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under ASC Topic 320, Investments in Debt Securities, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line methods based on the estimated useful lives (generally three to five years) of the related assets. Computer and computer equipment are depreciated over 3 years. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. Repairs and maintenance costs are expensed as incurred.

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred.

Stock Based Compensation – In Financial Accounting Standards Board (FASB) ASC Topic 718, Share Based Payment requires that the cost resulting for all share-based payment transactions be recognized in the Company’s consolidated financial statements.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Risk-free interest rate	4.56%	2.65%	1.40%
Expected dividend yield	None	None	None
Expected life	3.0 years	3.9 years	3.8 years
Expected volatility	100.0%	100.0%	118.0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2008 and 2009 was $0.73, $0.35 and $0.32, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2009, the Company had 57.9 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. FASB ASC 740, Income Taxes, (“ASC 740”), clarifies the accounting for uncertainty in income tax positions (“tax positions”). The provisions of ASC 740 require the Company to recognize in its financial statements the impact of a tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. In the initial year of adoption, ASC 740 provides that the cumulative effect of this change in accounting principal, if any, be recorded as an adjustment to opening retained earnings. The Company adopted the provisions of ASC 740 effective January 1, 2007. The adoption of the provisions of ASC 740 had no effect on the Company’s financial statements. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of December 31, 2009, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 15,057,667 shares, 16,113,917 shares and 10,555,927 shares at December 31, 2007, December 31, 2008 and December 31, 2009, respectively.

Recently Issued Accounting Standards – In June 2009, the FASB, issued the FASB Accounting Standards Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and the Company is using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these financial statements for the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC Topic 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arises from Contingencies, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision did not have a material impact on the Company’s financial statements.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

As of December 31, 2008 and December 31, 2009, $10,087 and $10,900 of equipment had been placed into service, respectively. Depreciation expense was zero, $2,075 and $3,397 for the years ended December 31, 2007, December 31, 2008 and December 31, 2009, respectively. Depreciation expense was $5,472 for the period from February 25, 2004 (date of inception) to December 31, 2009.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through December 31, 2009, the Company has paid Cedars-Sinai a total of $166,660 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and a waiver of this requirement was obtained from Cedars-Sinai (see Second Amendment below).

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

Legal Costs

As of December 31, 2008 and December 31, 2009, the Company was indebted to TroyGould PC, a shareholder, for legal services of $36,987 and $81,708, respectively, which are included in accrued expenses and accounts payable on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to September 30, 2009 were approximately $1,104,000.

5. Commitments and Contingencies

Operating Lease

In January 2009, the Company renewed its one-year lease through February 28, 2010 at a monthly rental rate of $2,894, which at the expiration of the lease, the rental is paid on a month-to-month basis.

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

Effective October 30, 2009, the Company renewed the Consulting Agreement with Mr. Peacock under which he will continue to serve on a part-time basis as the Company’s Chief Financial Officer for a one-year term. Under this agreement, Mr. Peacock receives a monthly salary of $6,000 and was granted a seven-year non-qualified option to purchase 56,000 shares of the Company’s common stock at a price of $0.80 per share, with 50,000 shares covered by such option to vest in equal monthly installments over the one-year term of the agreement and with 50% of any those then unvested option shares to become vested if Mr. Peacock’s services are terminated by the Company without cause.

Provided that by October 29, 2010, all of the Company’s internal documentation and internal testing necessary to subsequently complete the Company’s Sarbanes-Oxley Section 404 audit has been finished, the Company will pay Mr. Peacock an additional $6,000 and a further 6,000 of his option shares will become vested. All vested shares covered by the option will be exercisable for 24 months after termination of Mr. Peacock’s services for any reason other than termination by the Company for cause.

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

6. Shareholders’ Equity (Deficit)

Preferred Stock

On December 3, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 3, 2009 (the “Preferred Stock Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC (the “Investor”). Pursuant to the Preferred Stock Agreement, the Company will issue to the Investor up to $10,000,000 of the

Company’s newly created Series A Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock. Subject to the terms and conditions of the Preferred Stock Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $10,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more tranches, and (3) the timing of such required purchase or purchases of Preferred Stock.

The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock that the Company filed with the Delaware Secretary of State on December 3, 2009.

Pursuant to the Preferred Stock Agreement, the Company agreed to pay the Investor a commitment fee of $500,000 (the “Commitment Fee”), with $250,000 payable when the Company makes its first election to require the Investor to purchase shares of Preferred Stock and with the remaining $250,000 payable when the aggregate amount of Preferred Stock purchased by the Investor equals at least $5,000,000; provided, however, that the first $250,000 portion of the Commitment Fee will be due and payable on the six-month anniversary of the effective date of the registration statement described below even if no sales of Preferred Stock to the Investor have occurred by that date. The Company has the right to elect to pay each installment of the Commitment Fee in immediately available funds or by issuance of shares of common stock.

Concurrently with its execution of the Preferred Stock Agreement, the Company issued to the Investor a warrant (the “Warrant”) to purchase shares of common stock with an aggregate exercise price of up to $13,500,000 depending upon the amount of Preferred Stock that is purchased by the Investor. Each time that the Company requires the Investor to purchase shares of Preferred Stock, a portion of the Warrant will become exercisable by the Investor over a five-year period for a number of shares of common stock equal to (1) the aggregate purchase price payable by the Investor for such shares of Preferred Stock multiplied by 135%, with such amount divided by (2) the per share Warrant exercise price. The initial exercise price under the Warrant is $1.04 per share of common stock. Thereafter, the exercise price for each portion of the Warrant that becomes exercisable upon the Company’s election to require the Investor to purchase Preferred Stock will equal the closing price of the common stock on the date that the Company delivers its election notice. The Investor is entitled to pay the Warrant exercise price in immediately available funds, by delivery of a secured promissory note or, if a registration statement covering the resale of the common stock subject to the Warrant is not in effect, on a cashless basis.

Pursuant to the Preferred Stock Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee. The registration statement was deemed effective on January 22, 2010. The 1.2 million shares of common stock registered for the Commitment Fee are held in escrow by the Company. As of December 31, 2009, the Company had not made an election to require the Investor to purchase shares of Preferred Stock.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of December 31, 2009, the Company has reserved 3,400,000 shares of common stock for issuance under the Plan and options to purchase 3,072,503 common shares have been granted under the Plan that are currently outstanding. On September 14, 2009, options to purchase 270,000 common shares were granted that are contingent on approval by the Company’s stockholders of an increase in the total number shares of common stock reserved for issuance under the Plan.

The following is a summary of stock option grants issued outside the Plan:

In January 2007, the Company granted an option to purchase 1,500,000 shares of its common stock at an exercise price of $1.10 per share to the Chairman of the Company’s Scientific Advisory Board.

In November 2006, the Company granted an option to purchase 300,000 shares of its common stock at an exercise price of $1.00 per share to an affiliate of the Company’s then Chairman of the Board.

In November 2006, the Company granted an option to purchase 5,933,424 shares of its common stock at an exercise price of $1.00 per share to a Board member in connection with the Cedars-Sinai license acquisition.

The following table summarizes stock option activity for the Company during the twelve months ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2006	6,964,084	$0.98
Granted	1,956,000	$1.14
Exercised	(100,000)	$1.10
Forfeited or expired	(175,000)	$1.04

Outstanding December 31, 2007	8,645,084	$1.02
Granted	1,100,000	$0.77
Exercised	—	$—
Forfeited or expired	(43,750)	$0.86

Outstanding December 31, 2008	9,701,334	$0.99
Granted	1,494,822	$0.43
Exercised	(509,229)	$0.69
Forfeited or expired	(131,000)	$0.93

Outstanding December 31, 2009	10,555,927	$0.92	6.4	$1,085,309

Vested or expected to vest at December 31, 2009	9,707,653	$0.96	6.7	$2,382,832

As of December 31, 2009, the total unrecognized compensation cost related to unvested stock options amounted to $259,614, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrants

In January 2009, the Company delivered notice to warrant holders in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of the Company’s common stock and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of the Company’s common stock from earlier dates in 2009 to June 30, 2009. The Company valued the warrant modification at $611,258, using the Black-Scholes pricing model and the following assumptions: contractual term of 0.45 years, an average risk-free interest rate of 0.29% a dividend yield of 0% and volatility of 118%. In the footnotes to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company disclosed that it anticipated taking a non-cash charge of approximately $500,000 in the first quarter of 2009. In the first quarter 2009, the Company determined that the warrant modification should be treated as a dividend in-kind and not a non-cash charge, and since the Company was in a deficit position at the time of the modification, no dividend was recorded.

On June 30, 2009, the Company issued 1,970,992 shares of its common stock to 58 purchasers upon their exercise of warrants. The exercise price of 1,670,992 shares was $0.25 per share, and the exercise price of 300,000 shares was $0.15 per share. The Company received an aggregate purchase price of $462,748, and the Company did not pay any underwriting discounts or commissions in the transaction. As of December 31, 2009, the Company had no outstanding stock purchase warrants issued to investors.

Promissory Note

In October 2009, the Company’s former President exercised stock options for 150,479 shares of common stock and as provided under the stock option agreement provided the Company with a full recourse five-year promissory note bearing interest of 2.59% per annum. The promissory note is secured by a pledge of shares being acquired with all proceeds of any sale to be applied first to retire in full the promissory note. The Company recorded the promissory note as an offset against shareholders’ equity.

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

As of December 31, 2009, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Deferred taxes consisted of the following:

	December 31, 2008	December 31, 2009
Net operating loss carryforwards	$1,960,890	$2,888,051
Stock-based compensation	2,365,486	2,488,808
Less valuation allowance	(4,326,376)	(5,376,859)

Net deferred tax asset	$—	$—

At December 31, 2008 and December 31, 2009, the Company had approximately $4,902,225 and $7,220,127, respectively, of net operating loss carryforwards. Due to our equity financing transactions, and other owner shifts as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, we incurred “ownership changes” pursuant to the Code. Accordingly, our use of net operating loss carryforwards is limited. We are currently studying the impact of Section 382 on the future realization of our various tax attributes. Such losses expire in 2024 through 2029 as of December 31, 2009. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

8. Comprehensive Loss

For the year ended December 31, 2009, there was no other comprehensive loss, and accordingly a Statement of Other Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

9. Subsequent Events

Private Placement

In March 2010, the Company raised $1,740,000 (before commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share, to various investors in a private placement. The warrants have a term of 26 months from the date of issuance.

Agreement with Dr. John Yu

Effective March 1, 2010, the Company entered into an Agreement with Dr. Yu under which he agreed to serve on a part-time basis as the Company’s Chief Scientific Officer for a one-year term. The Agreement provides for an annual base salary of $70,000 and for cash bonuses of $15,000 each if prior to December 31, 2010 (i) the FDA has accepted a Phase II clinical trial plan for ICT-107 and (ii) a Physicians Investigator IND submission for one of the Company’s specified product candidates has been accepted by the FDA.

Pursuant to the Agreement, the Company granted to Dr. Yu a seven-year nonqualified stock option under the Company’s 2006 Equity Incentive Plan to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant is subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan. The option may be exercised during the period that Dr. Yu provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

The option granted to Dr. Yu under the Agreement will vest (i) as to 75,000 shares in four equal quarterly installments following the date of grant and (ii) as to the remaining 50,000 shares, 25,000 shares shall each vest upon timely satisfying the two milestones described above for the payment of cash bonuses to Dr. Yu.

Employment Agreement with Dr. Manish Singh

On March 4, 2010, the Company entered into an Employment Agreement, effective as of February 18, 2010, with Dr. Manish Singh pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2010. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the Employment Agreement. The Employment Agreement may be extended for an additional one-year period upon the mutual agreement of the Company and Dr. Singh.

The Employment Agreement provides for an annual base salary of $300,000. In addition, provided that Dr. Singh continues to serve as the Company’s President and Chief Executive Officer for the entire one-year term of the Employment Agreement, the Company will pay Dr. Singh a discretionary cash bonus of up to $50,000 upon completion of the one-year term.

The Employment Agreement dated as of February 18, 2009 between the Company and Dr. Singh (the “Prior Agreement”) provides that Dr. Singh is entitled to receive cash milestone bonuses, not to exceed an aggregate amount of $200,000, of (1) $50,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $2,500,000 of net proceeds (after commissions) during the term of the Prior Agreement, (2) $100,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $5,000,000 of net proceeds (after commissions) during the term of the Prior Agreement, or (3) $200,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $10,000,000 of net proceeds (after commissions) during the term of the Prior Agreement. The Prior Agreement also provides that an option granted to Dr. Singh to purchase 200,000 shares of the Company’s common stock will vest if the Company’s working capital is at least $8,000,000 at the end of the term of the Prior Agreement.

The Employment Agreement amends the Prior Agreement to provide that the milestones described in the preceding paragraph may be satisfied by including the net proceeds received by the Company at any time prior to August 17, 2010 from (1) a financing by the Socius Capital Group or (2) any private placement financing that is covered by a signed term sheet that was entered into by the Company prior to February 18, 2010 or from another source at the same or better terms as contemplated by such signed term sheet. Also, for purposes of determining whether the $8,000,000 working capital milestone in the preceding paragraph has been satisfied, the Employment Agreement provides that working capital will be calculated as of the date of the Company’s receipt of the proceeds that are being included to satisfy the milestone.

Pursuant to the Employment Agreement, the Company granted to Dr. Singh a 7-year incentive stock option under the Company’s 2006 Equity Incentive Plan (the “Plan”), or a new qualified option plan, to purchase 600,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant is subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan and an increase in the number of shares that may be granted to any individual during a 12-month period. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the 7-year term of the option.

The option granted to Dr. Singh under the Employment Agreement will vest (1) as to 360,000 shares, in 12 equal monthly installments of 30,000 shares each over the 12-month period from and immediately following the grant date, (2) as to 30,000 shares, if the Company achieves during the term of the Employment Agreement a volume-weighted average trading price for its common stock of greater than $1.60 for any consecutive 15-day trading period during the term of the agreement on average daily trading volume of at least 20,000 shares, (3) as to 90,000 shares, if the Company achieves during the term of the Employment Agreement a volume-weighted average trading price for its common stock of greater than $2.00 for any consecutive 15-day trading period during the term of the agreement on average daily trading volume of at least 20,000 shares, (4) as to 30,000 shares, upon treating the first patient in a Phase II clinical trial, and (5) as to 90,000 shares, if during the term of the Employment Agreement the Company completes a financing, a strategic alliance or a licensing agreement with upfront licensing payments to the Company or a merger or acquisition that generates at least $5,000,000 of net proceeds (after commissions) for the Company beyond the $10,000,000 achieved by August 17, 2010, with any financing proceeds received by the Company during the first 6 months of the Employment Agreement that are used to satisfy milestones under the Prior Agreement not being included as proceeds to satisfy the milestones described in this paragraph.

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term, then (1) the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to 6 months of his base annual salary, (2) any stock options granted to Dr. Singh, to the extent vested, will be retained by Dr. Singh and will be exercisable on the terms described above, and (3) the vesting of an additional number of shares subject to all options granted to Dr. Singh equal to 50% of all shares subject to such options that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Singh terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence, except that 100% of his options will vest if his employment terminates for good reason following a merger or similar corporate transaction in which the Company is not the surviving entity.

Employment Agreement with Dr. James Bender

On March 4, 2010, the Company entered into an Employment Agreement, effective as of February 1, 2010, with Dr. James Bender pursuant to which Dr. Bender will serve on a full-time basis as the Company’s Vice President – Product Development and Manufacturing for a one-year term commencing February 18, 2010. Prior to February 1, 2010, Dr. Bender had been serving on a part-time basis as the Company’s Vice President – Clinical Development pursuant to an Agreement dated as of September 1, 2009, as amended on September 14, 2009 (the “Prior Agreement”).

The Employment Agreement provides for an annual base salary of $170,000. Pursuant to the Employment Agreement, the Company granted to Dr. Bender a 7-year incentive stock option under the Company’s Plan to purchase 150,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant is subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan.

The option granted to Dr. Bender under the Employment Agreement will vest at the rate of 6,250 shares per month over the term of the Employment Agreement as to 75,000 shares. The option will vest as to the remaining 75,000 shares upon the Company’s attainment of the following development milestones, and Dr. Bender will also be entitled to receive the following cash bonuses upon attainment of these milestones: (1) completion by September 30, 2010 of the technology transfer to a contract manufacturer for the Company’s ICT-107 product will result in a $10,000 cash bonus and the vesting of 25,000 option shares; (2) completion by December 31, 2010 of FDA acceptance of a Phase II clinical trial plan for ICT-107 will result in a $10,000 cash bonus and the vesting of 25,000 option shares; and (3) completion by December 31, 2010 of the enrollment of the first patient into the Phase II clinical trial for ICT-107 will result in a $10,000 bonus and the vesting of 25,000 option shares.

The Employment Agreement provides that all of the rights and obligations of the Company and Dr. Bender under the Prior Agreement (including Dr. Bender’s right to work for another organization) terminated as of January 31, 2010, except that Dr. Bender’s right under the Prior Agreement to receive cash bonuses and the vesting of options upon the Company’s achievement of specified development milestones will remain in effect.

The Employment Agreement provides that, except as described in the following sentence, if Dr. Bender’s employment terminates prior to the expiration of the one-year term, Dr. Bender will not have any right to receive further compensation under the Employment Agreement other than compensation that was accrued as of his employment termination date. If the Company terminates Dr. Bender’s employment without “cause” as defined in the Employment Agreement, 50% of any unvested options held by Dr. Bender as of the employment termination date will vest, and he will also have the right to receive any compensation that was accrued as of the employment termination date.

Agreement with Cedars-Sinai

Effective March 23, 2010, the Company entered into a Third Amendment to Exclusive License Agreement (the “Third Amendment”) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that the Company by September 30, 2010 either commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.5	Letter Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.6	Subscription Agreement dated as of April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.7	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.8	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.9	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.10	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and ImmunoCellular Therapeutics, Ltd. (7)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (7)

4.13	Form of Notice of Exercise of Warrants delivered by ImmunoCellular Therapeutics, Ltd. in January 2009 in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. (17)

4.14	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated December 3, 2009. (20)

4.15	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

10.1	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.2	First Amendment to Exclusive License Agreement dated as of June 16, 2008 2006, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.3	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.4	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.5	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.6	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.7	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.8	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

10.10	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (10)

10.11	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.12	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.13	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (9)

10.14	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.15	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.16	Employment Agreement dated as of February 18, 2008 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (11)

10.17	Employment Agreement dated as of February 18, 2009 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (17)

10.18	Employment Agreement dated as of November 5, 2007 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. (13)

10.19	Employment Agreement dated as of October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (17)

10.20	Agreement dated as of July 7, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (14)

10.21	Agreement dated as of November 17, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (5)

10.22	Memorandum of Agreement dated as of November 21, 2007 between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.23	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.24	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.25	Agreement dated as of February 14, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. (11)*

10.26	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.. * (17)

10.27	Agreement dated as of September 1, 2008 between James G. Bender and ImmunoCellular Therapeutics, Ltd. (16) *

10.28	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.29	Amendment No. 1 to Agreement dated as of May 1, 2009 to Agreement dated October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. *(18)

10.30	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.31	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.32	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. *(21)

10.33	License Agreement dated as of September 8, 2009 between Roche GlycArt AG (f/k/a) GlycArt Biotechnology AG) and ImmunoCellular Therapeutics, Ltd. † **

10.34	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. * **

10.35	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. * **

10.36	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. * **

23.1	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.

(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.