Form 10-Q
period 2010-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2010-05-18
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The Issuer had 19,158,301 shares of its common stock outstanding as of May 14, 2010.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

		Page
PART I FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2009 and March 31, 2010 (unaudited)	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2009 (unaudited) and 2010 (unaudited) and from February 25, 2004 (Inception) to March 31, 2010 (unaudited)	2
	Condensed Statements of Shareholders’ Equity for the Three Months Ended March 31, 2010 (unaudited) and from February 25, 2004 (Inception) to December 31, 2009	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 (unaudited) and 2010 (unaudited) and from February 25, 2004 (Inception) to March 31, 2010 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Removed and Reserved	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		23
EXHIBIT LIST		24

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2009	March 31, 2010
		(unaudited)
Assets
Current assets:
Cash and short-term investments	$1,407,256	$2,415,163
Other assets	21,903	52,647

Total current assets	1,429,159	2,467,810
Fixed assets, net	5,428	4,520
Deferred financing costs	30,282	250,000
Other assets	7,847	7,847

Total assets	$1,472,716	$2,730,177

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$225,601	$193,446
Accrued liabilities	150,120	415,469

Total current liabilities	375,721	608,915

Warrant liability	—	264,480

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.0001 par value; 74,000,000 shares authorized; 14,867,842 shares and 16,607,842 shares issued and outstanding as of December 31, 2009 and March 31, 2010, respectively	14,868	16,608
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2009 and March 31, 2010	—	—
Additional paid in capital	15,845,941	17,372,450
Promissory note	(52,668)	(52,668)
Deficit accumulated during the development stage	(14,711,146)	(15,479,608)

Total shareholders’ equity	1,096,995	1,856,782

Total liabilities and shareholders’ equity	$1,472,716	$2,730,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 30, 2009	For the Three Months Ended March 31, 2010	February 25, 2004 (Inception) to March 31, 2010
Revenues	$—	$—	$300,000

Expenses:
Research and development	157,844	179,695	3,455,332
Merger costs	—	—	73,977
Stock based compensation	77,365	131,083	6,353,102
General and administrative	379,748	451,197	4,952,394

Total expenses	614,957	761,975	14,834,805

Loss before other income and income taxes	(614,957)	(761,975)	(14,534,805)
Interest income	15,374	473	331,157
Change in fair value of warrant liability	—	(6,960)	(1,275,960)

Loss before income taxes	(599,583)	(768,462)	(15,479,608)

Income taxes	—	—	—

Net loss	$(599,583)	$(768,462)	$(15,479,608)

Weighted average number of shares:
Basic and diluted	12,682,493	14,965,595	10,151,324

Loss per share:
Basic and diluted	$(0.05)	$(0.05)	$(1.52)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity

(unaudited)

	Common Stock		Additional Paid – In Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Initial capitalization at $0.00002 per share	6,256,500	$97	$—	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	193,500	150	—	—	—	150

Net loss	—	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	6,450,000	247	—	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	387,000	6,590	68,410	—	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	154,800	155	49,845	—	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	154,800	155	152,605	—	—	152,760
Net loss	—	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	7,146,600	7,147	270,860	—	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	73,093	73	36,473	—	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	1,510,000	1,510	547,890	—	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	694,000	694	693,306	—	—	694,000
Shares issued in connection with reverse merger	825,124	825	(825)	—	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	(2,059,100)	(2,059)	(62,941)	—	—	(65,000)
Exercise of stock options	10,062	10	3,512	—	—	3,522
Stock based compensation (options)	—	—	4,103,645	—	—	4,103,645
Net loss	—	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	8,199,779	8,200	5,591,920	—	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	3,531,603	3,531	4,888,955	—	—	4,892,486
Exercise of stock options	51,111	51	(51)	—	—	—
Reclassification of warrant derivative liability	—	—	2,233,600	—	—	2,233,600
Stock based compensation (options)	—	—	1,296,714	—	—	1,296,714
Net loss	—	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	11,782,493	11,782	14,011,138	—	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	800,000	800	423,200	—	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	100,000	100	64,900	—	—	65,000
Stock based compensation (options)	—	—	513,357	—	—	513,357
Net loss	—	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	12,682,493	12,682	15,012,595	—	(12,084,941)	2,940,336
Exercise of warrants	1,970,992	1,971	460,777	—	—	462,748
Exercise of stock options	214,357	215	64,267	(52,668)	—	11,814
Stock based compensation (options)	—	—	308,302	—	—	308,302
Net loss	—	—	—	—	(2,626,205)	(2,626,205)

Balance at December 31, 2009	14,867,842	14,868	15,845,941	(52,668)	(14,711,146)	1,096,995
Common stock issued for cash during 2010 at $1.00 per share, net of offering costs (unaudited)	1,740,000	1,740	1,395,426	—	—	1,397,166
Stock based compensation (options) (unaudited)	—	—	131,083	—	—	131,083
Net loss (unaudited)	—	—	—	—	(768,462)	(768,462)

Balance at March 31, 2010 (unaudited)	16,607,842	$16,608	$17,372,450	$(52,668)	$(15,479,608)	$1,856,782

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2010	February 25, 2004 (Inception) to March 31, 2010
Cash flows from operating activities:
Net loss	$(599,583)	$(768,462)	$(15,479,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840	908	6,380
Change in fair value of warrant liability	—	6,960	1,275,960
Stock-based compensation	77,365	131,083	6,353,102
Common stock issued for services	—	—	36,546
Common stock issued for research and development	—	—	1,335,760
Changes in assets and liabilities:
Other assets	(37,108)	(30,744)	(60,493)
Accounts payable	(29,648)	(32,155)	193,446
Accrued liabilities	61,935	15,349	165,469

Net cash used in operating activities	(526,199)	(677,061)	(6,173,438)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(50,900)
Cash paid for sale of Optical Molecular Imaging, Inc.	—	—	(25,000)

Net cash used in investing activities	—	—	(75,900)

Cash flows from financing activities:
Exercise of stock options	—	—	15,334
Exercise of warrants	—	—	462,748
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	—	1,684,968	8,061,172
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	—	1,684,968	8,664,501

Increase (decrease) in cash and short-term investments	(526,199)	1,007,907	2,415,163
Cash and short-term investments at beginning of period	3,085,290	1,407,256	—

Cash and short-term investments at end of period	$2,559,091	$2,415,163	$2,415,163

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of March 31, 2010, the Company had an accumulated deficit of $15,479,608. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at March 31, 2010 and for the three months period ended March 31, 2009 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2009 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2010 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2009. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Cash and Short-Term Investments – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2009 and March 31, 2010, the Company had $1,075,903 and $532,376, respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under ASC Topic 320, “Investments—Debt and Equity Securities”, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

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

Stock Based Compensation – Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation—Stock Based” requires that the cost resulting for all share-based payment transactions be recognized in the Company’s condensed financial statements.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Risk-free interest rate	1.38%	1.38%
Expected dividend yield	None	None
Expected life	3.78 years	3.63 years
Expected volatility	118.0%	102.0%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2010 was $0.13 and $0.61, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2010, the Company had 57.4 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes in accordance with ASC Topic 740, “Income Taxes”. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. ASC 740 clarifies the accounting for uncertainty in income tax positions (“tax positions”). The provisions of ASC 740 require the Company to recognize in its financial statements the impact of a tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. In the initial year of adoption, ASC 740 provided that the cumulative effect of this change in accounting principle, if any, be recorded as an adjustment to opening retained earnings. The Company adopted the provisions of ASC 740 effective January 1, 2007. The adoption of the provisions of ASC 740 had no effect on the Company’s financial statements. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of March 31, 2010, the Company had no interest and penalty accrual or expense.

Fair Value of Financial Instruments – The carrying amounts reported in the condensed balance sheets for cash, cash equivalents, short-term investments and accounts payable approximate their fair values due to their quick turnover.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 18,113,917 shares and 39,014,677 shares at March 31, 2009 and 2010, respectively.

Recently Issued Accounting Standards – In June 2009, the FASB, issued the FASB Accounting Standards Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and the Company is using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these condensed financial statements for the period ended March 31, 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations”, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision did not have a material impact on the Company’s financial statements.

3. Property and Equipment

As of December 31, 2009 and March 31, 2010, $10,900 of equipment had been placed into service. Depreciation expense was $840 and $908 for the three months ended March 31, 2009 and March 31, 2010, respectively. Depreciation expense was $6,380 for the period from February 25, 2004 (date of inception) to March 31, 2010.

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

On June 16, 2008, the Company entered into a First Amendment to Exclusive License Agreement (the “Amendment”) with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. Management believes this technology will be covered by a U.S. patent application that will be filed by the parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

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

Legal Costs

As of December 31, 2009 and March 31, 2010, the Company was indebted to TroyGould PC, a shareholder, for legal services of $81,708 and $54,954, respectively, which are included in accrued expenses and accounts payable on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to March 31, 2010 were approximately $1,177,000.

5. Commitments and Contingencies:

Operating Lease

Effective March 1, 2010, the Company renewed its lease through March 31, 2011 at a monthly rental rate of $2,779. In May 2010, the Company amended its lease at a monthly rental rate of $2,320 for three months and at a monthly rental rate of $2,894 from the remaining months through June 30, 2011.

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

Agreement with C. Kirk Peacock

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

Common Stock

In March 2010, the Company raised $1,740,000 (before commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share, to various investors in a private placement. The warrants have a term of 26 months from the date of issuance.

Preferred Stock

On December 3, 2009, the Company entered into a Preferred Stock Purchase Agreement dated as of December 3, 2009 (the “Preferred Stock Agreement”) with Socius Capital Group, LLC, a Delaware limited liability company d/b/a Socius Life Sciences Capital Group, LLC (the “Investor”). Pursuant to the Preferred Stock Agreement, the Company will issue to the Investor up to $10,000,000 of the Company’s newly created Series A Preferred Stock (the “Preferred Stock”). The purchase price of the Preferred Stock is $10,000 per share. The shares of Preferred Stock that are issued to the Investor will bear a cumulative dividend of 10.0% per annum, payable in shares of Preferred Stock, will be redeemable under certain circumstances and will not be convertible into shares of the Company’s common stock. Subject to the terms and conditions of the Preferred Stock Agreement, the Company has the right to determine (1) the number of shares of Preferred Stock that it will require the Investor to purchase from the Company, up to a maximum purchase price of $10,000,000, (2) whether it will require the Investor to purchase Preferred Stock in one or more traunches, and (3) the timing of such required purchase or purchases of Preferred Stock.

The terms of the Preferred Stock are set forth in a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock that the Company filed with the Delaware Secretary of State on December 3, 2009.

Pursuant to the Preferred Stock Agreement, the Company agreed to pay the Investor a commitment fee of $500,000 (the “Commitment Fee”), with $250,000 payable when the Company makes its first election to require the Investor to purchase shares of Preferred Stock and with the remaining $250,000 payable when the aggregate amount of Preferred Stock purchased by the Investor equals at least $5,000,000; provided, however, that the first $250,000 portion of the Commitment Fee will be due and payable on the six-month anniversary of the effective date of the registration statement described below even if no sales of Preferred Stock to the Investor have occurred by that date. The Company has the right to elect to pay each installment of the Commitment Fee in immediately available funds or by issuance of shares of common stock. In January 2010, the Company accrued $250,000 in commitment fees associated with the Preferred Stock Agreement, included in accrued liabilities in the accompanying balance sheet.

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

Pursuant to the Preferred Stock Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee. The registration statement was deemed effective on January 22, 2010. The 1.2 million shares of common stock registered for the Commitment Fee are held in escrow by the Company. As of March 31, 2010, the Company had not made an election to require the Investor to purchase shares of Preferred Stock.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of December 31, 2009, the Company has reserved 3,400,000 shares of common stock for issuance under the Plan and options to purchase 3,072,503 common shares have been granted under the Plan that are currently outstanding. On September 14, 2009, options to purchase 270,000 common shares were granted that are contingent on approval by the Company’s stockholders of an increase in the total number shares of common stock reserved for issuance under the Plan. On March 4, 2010, options to purchase 1,025,000 common shares were granted that are contingent on approval by the Company’s stockholders of an increase in the total number shares of common stock reserved for issuance under the Plan.

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

The following table summarizes stock option activity for the Company during the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	10,555,927	$0.92
Granted	1,025,000	$0.90
Exercised	—	$—
Forfeited or expired	(262,250)	$1.09

Outstanding March 31, 2010	11,318,677	$0.92	6.22	$1,382,095

Vested or expected to vest at March 31, 2010	9,604,103	$0.95	6.57	$847,614

As of March 31, 2010, the total unrecognized compensation cost related to unvested stock options amounted to $636,890, which will be amortized over the weighted-average remaining requisite service period of less than one year.

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

On June 30, 2009, the Company issued 1,970,992 shares of its common stock to 58 purchasers upon their exercise of warrants. The exercise price of 1,670,992 shares was $0.25 per share, and the exercise price of 300,000 shares was $0.15 per share. The Company received an aggregate purchase price of $462,748, and the Company did not pay any underwriting discounts or commissions in the transaction. As of March 31, 2010, the Company had no outstanding stock purchase warrants issued to investors.

Warrant Liability

In connection with the Company’s March 2010 private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 private placement, net of repurchases, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Accordingly, under ASC 815 “Derivatives and Hedging” the warrants do not qualify for equity treatment, and are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 102%, (3) risk-free interest rate of 1.00%, and (4) contractual life of 26 months. For the three months ended March 31, 2010, the Company recorded a charge for the change in fair value of warrant liability of $(6,960).

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

7. Comprehensive Loss

For the three months ended March 31, 2009 and 2010, there was no other comprehensive loss and accordingly a Statement of Other Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

8. Subsequent Event

Private Placement

On May 17, 2010, the Company raised $2,740,001 (before commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. The warrants have a term of 36 months from the date of issuance.

On May 2, 2010, the Company issued and sold 400 shares of non-convertible, redeemable Series A preferred stock to Socius Capital Group, LLC pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and Socius dated as of December 3, 2009. The aggregate purchase price for the Series A preferred stock was $4,000,000 (less $255,000 representing an administrative fee and a commitment fee due and owing to Socius under the Purchase Agreement). Under the terms of the Purchase Agreement, Socius remains obligated, from time to time until December 3, 2012, to purchase up to an additional 600 shares of Series A preferred stock at a purchase price of $10,000 per share upon notice from the Company to Socius, and subject to the satisfaction of certain conditions, as set forth in the Purchase Agreement.

In connection with the foregoing transaction, a portion of a warrant held by an affiliate of Socius became vested and exercisable covering 2,700,000 shares of the Company’s common stock for a five-year period at an exercise price of $2.00 per share under the terms of the Purchase Agreement, and in consideration of Socius agreeing to grant the Company certain waivers under the Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On May 2, 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Purchase Agreement. The Company immediately thereafter redeemed approximately 248 of the preferred shares by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2009. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of March 31, 2010, we had an accumulated deficit of $15,479,608. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to March 31, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the three months ended March 31, 2009 and 2010, we recorded an expense of $157,844 and $179,695, respectively, related to research and development activities.

Stock-Based Compensation

FASB ASC Topic 718, “Compensation-Stock-Based” require that the cost resulting from all share-based payment transactions be recognized in our condensed financial statements.

We adopted the fair value recognition provisions of ASC Topic 718 utilizing the modified-prospective-transition method. Under this transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated. Under the modified-prospective-transition method, results for the prior periods have not been restated.

Results of Operations

Revenues

We had no revenues during the three months ended March 31, 2009 and 2010. We do not expect to generate any operating revenues during 2010.

Expenses

General and administrative expenses for the three months ended March 31, 2009 and 2010 were $379,748 and $451,197, respectively. The increase in general and administrative expenses is primarily due to increased personnel costs and investor relations expenditures.

Research and development expenses for the three months ended March 31, 2009 and 2010 were $157,844 and $179,695, respectively. The increase in research and development expenses is primarily due to increased costs associated with one of our product candidates.

We had $78,205 of non-cash expense for the three months ended March 31, 2009, consisting of $77,365 of stock based compensation and $840 of depreciation expense, compared to $138,951 of non-cash expense for the three months ended March 31, 2010, consisting of $131,083 of stock based compensation, $6,960 of change in fair value of warrant derivatives and $908 of depreciation expense.

Loss

We incurred a net loss of $599,583 and $768,462 for the three months ended March 31, 2009 and 2010, respectively.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $1,858,895, compared to working capital of $1,053,438 as of December 31, 2009.

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, including private placements in March 2010 and May 2010 that generated proceeds for us (before commissions and offering expenses) of $1,740,000 and $6,740,001 respectively.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances, will be sufficient to fund our currently planned level of operations for at least the next twelve months. We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies.

In December 2009, we entered into an agreement with Socius Capital under which Socius Capital has agreed to purchase from us from time to time an aggregate of up to $10 million of our preferred stock and we sold them $4 million of these shares in May 2010. However, Socius Capital’s obligation to purchase the remaining $6 million of shares of our preferred stock is subject to our satisfying certain conditions at that time. There is no assurance that we will be able to satisfy those conditions if we wish to sell shares of our preferred stock to Socius Capital or that Socius Capital will have ability to complete these purchases. If we are unsuccessful or only partly successful in our efforts to secure additional funding, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of March 31, 2010, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $526,199 of cash in our operations for the three months ended March 31, 2009, compared to $646,779 for the three months ended March 31, 2010, as the non-cash portion of our net loss for 2009 was $78,205 and the non-cash portion of our net loss for the 2010 period was $138,951.

We used no cash from our investing activities for the three months ended March 31, 2009 and March 31, 2010.

We received no cash from financing activities for the three months ended March 31, 2009 and $1,654,686 from a private placement of our securities that we completed during the three months ended March 31, 2010.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not issue any unregistered securities during the three -month period ended March 31, 2010 that were not previously reported in a Current Report on Form 8-K, and the Company did not repurchase any securities during that period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (2)

4.1	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (2)

4.2	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd.. (2)

4.3	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd.

10.1	Agreement dated as of February 1, 2010 between Dr. James G. Bender and ImmunoCellular Therapeutics, Ltd.* (1)

10.2	Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (1)

10.3	Agreement dated as of March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (1)

10.4	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.*(2)

Exhibit No.	Description
10.5	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (2)

10.6	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd.

10.7	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (2)

10.8	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (2)

10.9	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC (2)

10.10	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd.

10.11	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.

10.12	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.]

*	Indicates a management contract or compensatory plan or arrangement
(1)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(2)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh
	Name:	Manish Singh, Ph.D.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2010

Exhibit No.	Description
3.1	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (2)

4.1	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (2)

4.2	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd.. (2)

4.3	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd.

10.1	Agreement dated as of February 1, 2010 between Dr. James G. Bender and ImmunoCellular Therapeutics, Ltd.* (1)

10.2	Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (1)

10.3	Agreement dated as of March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (1)

10.4	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.*(2)

10.5	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (2)

10.6	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd.

10.7	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (2)

10.8	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (2)

10.9	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC (2)

10.10	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd.

10.11	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.

10.12	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.

Exhibit No.	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.]

*	Indicates a management contract or compensatory plan or arrangement
(1)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(2)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.