Form 10-Q
period 2010-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2010-08-16
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The Issuer had 21,649,211 shares of its common stock outstanding as of August 10, 2010.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2009	June 30, 2010
		(unaudited)
Assets
Current assets:
Cash and short-term investments	$1,407,256	$7,746,067
Other assets	21,903	52,092

Total current assets	1,429,159	7,798,159
Fixed assets, net	5,428	3,611
Deferred financing costs	30,282	67,500
Other assets	7,847	7,847

Total assets	$1,472,716	$7,877,117

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$225,601	$82,387
Accrued liabilities	150,120	357,815

Total current liabilities	375,721	440,202

Warrant Liability	—	2,799,573

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized; none and 152 shares outstanding as of December 31, 2009 and June 30, 2010, respectively	—	—
Common stock, $0.0001 par value; 74,000,000 shares authorized; 14,867,842 shares and 21,049,211 shares issued and outstanding as of December 31, 2009 and June 30, 2010, respectively	14,868	21,049
Additional paid in capital	15,845,941	22,770,741
Promissory note	(52,668)	(53,584)
Deficit accumulated during the development stage	(14,711,146)	(18,100,864)

Total shareholders’ equity	1,096,995	4,637,342

Total liabilities and shareholders’ equity	$1,472,716	$7,877,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	February 25, 2004 (Inception) to June 30, 2010
Revenues	$—	$—	$—	$—	$300,000

Expenses:
Research and development	334,615	509,261	492,459	688,956	3,964,593
Merger costs	—	—	—	—	73,977
Stock based compensation	51,614	201,161	128,979	332,244	6,554,263
General and administrative	414,066	640,441	793,814	1,091,638	5,592,835

Total expenses	800,295	1,350,863	1,415,252	2,112,838	16,185,668

Loss before other income (expense) and income taxes	(800,295)	(1,350,863)	(1,415,252)	(2,112,838)	(15,885,668)
Interest income	4,195	1,087	19,569	1,560	332,244
Change in fair value of warrant liability	—	(316,730)	—	(323,690)	(1,592,690)

Loss before income taxes	(796,100)	(1,666,506)	(1,395,683)	(2,434,968)	(17,146,114)
Income taxes	—	—	—	—	—

Net loss	(796,100)	(1,666,506)	(1,395,683)	(2,434,968)	(17,146,114)
Deemed dividend on redemption of preferred stock	—	(954,750)	—	(954,750)	(954,750)

Net loss attributable to common stock	$(796,100)	$(2,621,256)	$(1,395,683)	$(3,389,718)	$(18,100,864)

Weighted average number of shares:
Basic and diluted	12,682,493	19,156,571	12,682,493	17,070,206	10,504,056

Loss per share:
Basic and diluted	$(0.06)	$(0.14)	$(0.11)	$(0.20)	$(1.72)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total

	Shares	Amount	Shares	Amount
Initial capitalization at $0.00002 per share	—	$—	6,256,500	$97	$—	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	—	—	193,500	150	—	—	—	150
Net loss	—	—	—	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	—	—	6,450,000	247	—	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	—	—	387,000	6,590	68,410	—	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	—	—	154,800	155	49,845	—	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	—	—	154,800	155	152,605	—	—	152,760
Net loss	—	—	—	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	—	—	7,146,600	7,147	270,860	—	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	—	—	73,093	73	36,473	—	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	—	—	1,510,000	1,510	547,890	—	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	—	—	694,000	694	693,306	—	—	694,000
Shares issued in connection with reverse merger	—	—	825,124	825	(825)	—	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	—	—	(2,059,100)	(2,059)	(62,941)	—	—	(65,000)
Exercise of stock options	—	—	10,062	10	3,512	—	—	3,522
Stock based compensation (options)	—	—	—	—	4,103,645	—	—	4,103,645
Net loss	—	—	—	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	—	—	8,199,779	8,200	5,591,920	—	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	—	—	3,531,603	3,531	4,888,955	—	—	4,892,486
Exercise of stock options	—	—	51,111	51	(51)	—	—	—
Reclassification of warrant derivative liability	—	—	—	—	2,233,600	—	—	2,233,600
Stock based compensation (options)	—	—	—	—	1,296,714	—	—	1,296,714
Net loss	—	—	—	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	—	—	11,782,493	11,782	14,011,138	—	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	—	—	800,000	800	423,200	—	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	—	—	100,000	100	64,900	—	—	65,000
Stock based compensation (options)	—	—	—	—	513,357	—	—	513,357
Net loss	—	—	—	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	—	—	12,682,493	12,682	15,012,595	—	(12,084,941)	2,940,336
Exercise of warrants	—	—	1,970,992	1,971	460,777	—	—	462,748
Exercise of stock options	—	—	214,357	215	64,267	(52,668)	—	11,814
Stock based compensation (options)	—	—	—	—	308,302	—	—	308,302
Net loss	—	—	—	—	—	—	(2,626,205)	(2,626,205)

Balance at December 31, 2009	—	—	14,867,842	14,868	15,845,941	(52,668)	(14,711,146)	1,096,995
Common stock issued for cash during 2010 at $1.00 per share, net of offering costs (unaudited)	—	—	4,230,910	4,231	3,244,506	—	—	3,248,737
Preferred stock issued for cash during 2010 at $10,000 per share, net of offering costs (unaudited)	400	—	—	—	—	—	—	—
Exercise of warrants in exchange for promissory note (unaudited)	—	—	1,675,000	1,675	3,348,325	(3,350,000)	—	—
Redemption of preferred stock for repayment of promissory note (unaudited)	(248)	—	—	—	—	3,350,000	(954,750)	2,395,250
Cashless exercise of stock options (unaudited)	—	—	275,459	275	(275)	—	—	—
Stock based compensation (options) (unaudited)	—	—	—	—	332,244	—	—	332,244
Interest on promissory note (unaudited)	—	—	—	—	—	(916)	—	(916)
Net loss (unaudited)	—	—	—	—	—	—	(2,434,968)	(2,434,968)

Balance at June 30, 2010 (unaudited)	152	$—	21,049,211	$21,049	$22,770,741	$(53,584)	$(18,100,864)	$4,637,342

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	February 25, 2004 (Inception) to June 30,2010
Cash flows from operating activities:
Net loss	$(1,395,683)	$(2,434,968)	$(17,146,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,681	1,817	7,289
Interest accrued on promissory note	—	(916)	(916)
Change in fair value of warrant liability	—	323,690	1,592,690
Stock-based compensation	128,979	332,244	6,554,263
Common stock issued for services	—	—	36,546
Common stock issued for research and development	—	—	1,335,760
Changes in assets and liabilities:
Other assets	(197,929)	(97,689)	(157,720)
Accounts payable	90,959	(143,214)	82,387
Accrued liabilities	71,662	207,695	357,815

Net cash used in operating activities	(1,300,331)	(1,811,341)	(7,338,000)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(50,900)
Cash paid for sale of Optical Molecular Imaging, Inc.	—	—	(25,000)

Net cash used in investing activities	—	—	(75,900)

Cash flows from financing activities:
Exercise of stock options	—	—	15,334
Exercise of warrants	462,748	—	462,748
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	—	4,370,994	10,777,480
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	3,779,158	3,779,158
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	462,748	8,150,152	15,159,967

Increase (decrease) in cash and short-term investments	(837,583)	6,338,811	7,746,067
Cash and short-term investments at beginning of period	3,085,290	1,407,256	—

Cash and short-term investments at end of period	$2,247,707	$7,746,067	$7,746,067

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$—	$3,350,000	$3,350,000

Redemption of preferred stock for repayment of promissory note	$—	$3,350,000	$3,350,000

Deemed dividend on redemption of preferred stock	$—	$954,750	$954,750

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of June 30, 2010, the Company had an accumulated deficit of $18,100,864. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at June 30, 2010 and for the three and six month periods ended June 30, 2009 and 2010 and for the period February 25, 2004 (inception) to June 30, 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2009 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash and Short-Term Investments - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2009 and June 30, 2010, the Company had $1,075,903 and $532,546, respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under ASC Topic 320, “Investments – Debt and Equity Securities”, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

Research and Development Costs - Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred.

Stock Based Compensation - Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Based” requires that the cost resulting for all share-based payment transactions be recognized in the Company’s condensed financial statements.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Risk-free interest rate	1.38%	1.44%
Expected dividend yield	None	None
Expected life	3.78 years	3.56 years
Expected volatility	118.0%	102.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2010 was $0.13 and $0.70, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2010, the Company had 53.0 million shares of authorized but unissued common stock.

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

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

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of June 30, 2010, the Company had no interest and penalty accrual or expense.

Fair Value of Financial Instruments - The carrying amounts reported in the condensed balance sheets for cash, cash equivalents, short-term investments and accounts payable approximate their fair values due to their quick turnover.

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

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 10,701,334 shares and 39,973,169 shares at June 30, 2009 and 2010, respectively.

Recently Issued Accounting Standards - In June 2009, the FASB, issued the FASB Accounting Standards Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and the Company is using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these condensed financial statements for the period ended June 30, 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations,” to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision did not have a material impact on the Company’s financial statements.

3. Property and Equipment

As of December 31, 2009 and June 30, 2010, $10,900 of equipment had been placed into service. Depreciation expense was $841 and $909 for the three months ended June 30, 2009 and June 30, 2010, respectively. Depreciation expense was $1,681 and $1,817 for the six months ended June 30, 2009 and June 30, 2010, respectively. Depreciation expense was $7,289 for the period from February 25, 2004 (date of inception) to June 30, 2010.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

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

Effective March 23, 2010, the Company entered into a Third Amendment to Exclusive License Agreement (the “Third Amendment”) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that the Company by September 30, 2011 either

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011. These funding requirements were fully satisfied as of June 30, 2010.

Legal Costs

As of December 31, 2009 and June 30, 2010, the Company was indebted to TroyGould PC, a shareholder, for legal services of $81,708 and $87,624, respectively, which are included in accrued expenses and accounts payable on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to June 30, 2010 were approximately $1,297,000.

5. Commitments and Contingencies:

Operating Lease

Effective March 1, 2010, the Company renewed its lease through March 31, 2011 at a monthly rental rate of $2,779. In May 2010, the Company amended its lease at a monthly rental rate of $2,320 for three months and at a monthly rental rate of $2,894 for the remaining months through June 30, 2011.

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

The Employment Agreement amends the Prior Agreement to provide that the milestones described in the preceding paragraph may be satisfied by including the net proceeds received by the Company at any time prior to August 17, 2010 from (1) a financing by the Socius Capital Group or (2) any private placement financing that is covered by a signed term sheet that was entered into by the Company prior to February 18, 2010 or from another source at the same or better terms as contemplated by such signed term sheet. Also, for

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

purposes of determining whether the $8,000,000 working capital milestone in the preceding paragraph has been satisfied, the Employment Agreement provides that working capital will be calculated as of the date of the Company’s receipt of the proceeds that are being included to satisfy the milestone. This funding milestone was fully satisfied as of June 30, 2010.

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

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

6. Shareholders’ Equity

Common Stock

In March 2010, the Company raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share, to various investors in a private placement. (See Warrants and Warrant Liabilities below)

In May 2010, the Company raised $2,686,026 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See Warrants and Warrant Liabilities below)

Preferred Stock

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

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

On May 2, 2010, the Company issued and sold 400 shares of non-convertible, redeemable Series A preferred stock to Socius Capital Group, LLC pursuant to the terms of a Preferred Stock Purchase Agreement between the Company and Socius dated as of December 3, 2009. The aggregate purchase price for the Series A preferred stock was $4,000,000 (less $220,842 in commitment fees and offering expenses). Under the terms of the Purchase Agreement, Socius remains obligated, from time to time until December 3, 2012, to purchase up to an additional 600 shares of Series A preferred stock at a purchase price of $10,000 per share upon notice from the Company to Socius, and subject to the satisfaction of certain conditions, as set forth in the Purchase Agreement.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

In connection with the foregoing transaction, a portion of the warrants held by an affiliate of Socius became vested and exercisable covering 2,700,000 shares of the Company’s common stock for a five-year period at an exercise price of $2.00 per share under the terms of the Purchase Agreement. In consideration of Socius agreeing to grant the Company certain waivers under the Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On May 2, 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Purchase Agreement. The Company immediately thereafter redeemed approximately 248 of the preferred shares by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. (See Warrants and Warrant Liabilities below)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of June 30, 2010, the Company has reserved 3,400,000 shares of common stock for issuance under the Plan and options to purchase 2,349,072 common shares have been granted under the Plan that are currently outstanding. The Company has granted options to purchase 1,327,500 common shares that are contingent on approval by the Company’s stockholders of an increase in the total number shares of common stock reserved for issuance under the Plan.

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

The following table summarizes stock option activity for the Company during the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	10,555,927	$0.92
Granted	1,057,500	$0.91
Exercised	(331,181)	$0.25
Forfeited or expired	(272,250)	$1.08

Outstanding June 30, 2010	11,009,996	$0.94	6.01	$1,681,453

Vested or expected to vest at June 30, 2010	9,759,881	$0.96	6.32	$1,279,704

As of June 30, 2010, the total unrecognized compensation cost related to unvested stock options amounted to $448,509, which will be amortized over the weighted-average remaining requisite service period of less than one year.

During the quarter ended June 30, 2010, 331,181 options were exercised on a cashless basis, as allowable under the Plan. At the dates of exercise, these options had an aggregate intrinsic value of $415,996, resulting in a net share issuance upon exercise of 275,459 shares.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. On June 30, 2010, warrants to purchase 696,000 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. On June 30, 2010, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-year from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Purchase Agreement. The Company immediately thereafter redeemed approximately 248 of the preferred shares by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. On June 30, 2010, warrants to purchase 1,675,000 shares of the Company’s common stock at $2.00 and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (see Warrant Liabilities below)

In January 2009, the Company delivered notice to warrant holders in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of the Company’s common stock and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of the Company’s common stock from earlier dates in 2009 to June 30, 2009. The Company valued the warrant modification at $611,258, using the Black-Scholes pricing model and the

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

following assumptions: contractual term of 0.45 years, an average risk-free interest rate of 0.29% a dividend yield of 0% and volatility of 118%. In the footnotes to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company disclosed that it anticipated taking a non-cash charge of approximately $500,000 in the first quarter of 2009. In the first quarter 2009, the Company determined that the warrant modification should be treated as a dividend in-kind and not a non-cash charge, and since the Company was in a deficit position at the time of the modification, no dividend was recorded.

On June 30, 2009, the Company issued 1,970,992 shares of its common stock to 58 purchasers upon their exercise of warrants. The exercise price of 1,670,992 shares was $0.25 per share, and the exercise price of 300,000 shares was $0.15 per share. The Company received an aggregate purchase price of $462,748, and the Company did not pay any underwriting discounts or commissions in the transaction.

Warrant Liability

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00.

Under ASC 815 “Derivatives and Hedging”, the March 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 102%, (3) risk-free interest rate of 1.00%, and (4) contractual life of 26 months. For the six months ended June 30, 2010, the Company recorded an other expense charge for the change in fair value of warrant liability of $125,280, with a carrying value of $382,800 at June 30, 2010.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00.

Under ASC 815 “Derivatives and Hedging”, the May 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 102%, (3) risk-free interest rate of 1.375%, and (4) contractual life of 36 months. For the six months ended June 30, 2010, the Company recorded an other income charge for the change in fair value of warrant liability of $87,182, with a carrying value of $747,273 at June 30, 2010.

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius and issued warrants to purchase an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The excess of the value of the freestanding warrants over the net proceeds of $1,931,342 was charged to change in fair value of warrant liability in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

Under ASC 815 “Derivatives and Hedging”, the May 2010 Preferred Stock warrants do not qualify for equity treatment, and are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 102%, (3) risk-free interest rate of 2.50%, and (4) contractual life of 60 months. For the six months ended June 30, 2010, the Company recorded an other income charge for the change in fair value of warrant liability of $1,645,750, with a carrying value of $1,669,500 at June 30, 2010.

Promissory Note

In October 2009, the Company’s former President exercised stock options for 150,479 shares of common stock and as provided under the stock option agreement provided the Company with a full recourse five-year promissory note bearing interest of 2.59% per annum. The promissory note is secured by a pledge of shares being acquired with all proceeds of any sale to be applied first to retire in full the promissory note. The Company recorded the promissory note as an offset against shareholders’ equity. For the six months ended June 30, 2010, the Company recorded interest income of $916.

7. Comprehensive Loss

For the six months ended June 30, 2009 and 2010, there was no other comprehensive loss and, accordingly, a Statement of Other Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

8. Subsequent Events

In August 2010, the Company entered into a letter of intent with Averion International Corporation, a clinical research contract organization (“Averion”), pursuant to which it is contemplated Averion will provide us with services in connection with our planned Phase II clinical study for our dendritic cell-based cancer vaccine product candidate for the treatment of glioblastoma at an estimated total cost for such services during the course of the trial of approximately $3.5 million. The letter of intent is subject to the parties signing a definitive agreement covering the clinical trial services and provides for the payment by us for the services it provides during the period pending execution of the definitive agreement.

In August 2010, the Company amended its lease at a monthly rental rate of $3,140 for September 2010 and at a monthly rental rate of $3,493 for the remaining months through June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation.

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

Overview

On January 31, 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Report and the description of our results of operations and financial condition reflect the operations of Spectral Molecular Imaging through September 2006, when we sold that subsidiary and all of its operations to a third party.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of June 30, 2010, we had an accumulated deficit of $18,100,864. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to June 30, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the six months ended June 30, 2009 and 2010, we recorded an expense of $492,459 and $688,956, respectively, related to research and development activities.

Stock-Based Compensation

FASB ASC Topic 718, “Compensation-Stock Based” require that the cost resulting from all share-based payment transactions be recognized in our condensed financial statements.

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

Results of Operations

Three months ended June 30, 2009 and 2010

Revenues

We had no revenues during the three months ended June 30, 2009 and 2010. We do not expect to generate any operating revenues during 2010.

Expenses

General and administrative expenses for the three months ended June 30, 2009 and 2010 were $414,066 and $640,441, respectively. The increase in general and administrative expenses is primarily due to increased personnel costs and investor relations expenditures.

Research and development expenses for the three months ended June 30, 2009 and 2010 were $334,615 and $509,261, respectively. The increase in research and development expenses is primarily due to increased costs associated with the preparation of our planned Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma during the second half of 2010.

We had $52,455 of non-cash expense for the three months ended June 30, 2009, consisting of $51,614 of stock based compensation and $841 of depreciation expense, compared to $518,800 of non-cash expense for the three months ended June 30, 2010, consisting of $201,161 of stock based compensation, $316,730 of change in fair value of warrant derivatives, and $909 of depreciation expense.

Loss

We incurred a net loss of $796,100 and $1,666,506 for the three months ended June 30, 2009 and 2010, respectively. We incurred a net loss attributable to our common stock of $796,100 and $2,621,256 for the three months ended June 30, 2009 and 2010, respectively.

Six months ended June 30, 2009 and 2010

Revenues

We had no revenues during the six months ended June 30, 2009 and 2010. We do not expect to generate any operating revenues during 2010.

Expenses

General and administrative expenses for the six months ended June 30, 2009 and 2010 were $793,814 and $1,091,638, respectively. The increase in general and administrative expenses is primarily due to increased personnel costs and investor relations expenditures.

Research and development expenses for the six months ended June 30, 2009 and 2010 were $492,459 and $688,956, respectively. The increase in research and development expenses is primarily due to increased costs associated with the preparation of our planned Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma during the second half of 2010.

We had $130,660 of non-cash expense for the six months ended June 30, 2009, consisting of $128,979 of stock based compensation and $1,681 of depreciation expense, compared to $657,751 of non-cash expense for the six months ended June 30, 2010, consisting of $332,244 of stock based compensation, $323,690 of change in fair value of warrant derivatives, and $1,817 of depreciation expense.

Loss

We incurred a net loss of $1,395,683 and $2,434,968 for the six months ended June 30, 2009 and 2010, respectively. We incurred a net loss attributable to our common stock of $1,395,683 and $3,389,718 for the six months ended June 30, 2009 and 2010, respectively.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $7,357,957, compared to working capital of $1,053,438 as of December 31, 2009.

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

As of June 30, 2010, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,300,331 of cash in our operations for the six months ended June 30, 2009, compared to $1,811,341 for the six months ended June 30, 2010, as the non-cash portion of our net loss for 2009 was $130,660 and the non-cash portion of our net loss for the 2010 period was $657,751.

We used no cash from our investing activities for the six months ended June 30, 2009 and June 30, 2010.

We received $462,748 from the exercise of warrants during the six months ended June 30, 2009 and $8,150,152 from our private placements of our securities that we completed during the six months ended June 30, 2010.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2010, we granted to Dr. Zvi Ram a five -year option to purchase 10,000 shares of our common stock at $1.20 per share under our 2006 Equity Incentive Plan as consideration for his services on our Scientific Advisory Board. In June 2010, we granted to Dr. Rahul Singhvi a seven-year option to purchase 12,500 shares of our common stock at $1.14 per share under our 2006 Equity Incentive Plan as consideration for his services as a director. In June 2010, we granted to Dr. John Boockvar a five-year option to purchase 10,000 shares of our common stock at $1.10 per share under our 2006 Equity Incentive Plan as consideration for his services on our Scientific Advisory Board. All of these securities were issued by us in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

In August 2010, the Company entered into a letter of intent with Averion International Corporation, a clinical research contract organization (“Averion”), pursuant to which it is contemplated Averion will provide us with services in connection with our planned Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma at an estimated total cost for such services during the course of the trial of approximately $3.5 million. The letter of intent is subject to the parties signing a definitive agreement covering the clinical trial services and provides for the payment by us for the services it provides during the period pending execution of the definitive agreement.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (2)

4.1	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (2)

4.2	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd.. (2)

4.3	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (3)

Exhibit No.	Description

10.1	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.*(2)

10.2	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (2)

10.3	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (2)

10.4	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (2)

10.5	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC (2)

10.6	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (3)

10.7	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (3)

10.8	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (3)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement
(1)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(2)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(3)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/S/ MANISH SINGH
	Name:	Manish Singh, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2010

Exhibit No.	Description

3.1	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (2)

4.1	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (2)

4.2	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (2)

4.3	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (3)

10.1	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.*(2)

10.2	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (2)

10.3	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (2)

10.4	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (2)

10.5	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC (2)

10.6	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (3)

10.7	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (3)

10.8	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (3)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement
(1)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(2)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(3)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

.