Form 10-Q
period 2010-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2010-11-15
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Act).     Yes  ☐    No  ☒

The Issuer had 21,735,211 shares of its common stock outstanding as of November 8, 2010.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2009	September 30, 2010
		(unaudited)
Assets
Current assets:
Cash, Cash equivalents and short-term investments	$1,407,256	$6,245,266
Other assets	21,903	62,408

Total current assets	1,429,159	6,307,674
Fixed assets, net	5,428	2,703
Deferred financing costs	30,282	50,000
Other assets	7,847	8,974

Total assets	$1,472,716	$6,369,351

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$225,601	$329,749
Accrued liabilities	150,120	224,048

Total current liabilities	375,721	553,797

Warrant liabilities	—	2,164,559

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized; none and 152 shares outstanding as of December 31, 2009 and September 30, 2010, respectively	—	—
Common stock, $0.0001 par value; 74,000,000 shares authorized; 14,867,842 shares and 21,049,211 shares issued and outstanding as of December 31, 2009 and September 30, 2010, respectively	1,487	2,105
Additional paid in capital	15,859,322	22,999,116
Promissory note	(52,668)	(53,932)
Deficit accumulated during the development stage	(14,711,146)	(19,296,294)

Total shareholders’ equity	1,096,995	3,650,995

Total liabilities and shareholders’ equity	$1,472,716	$6,369,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	February 25, 2004 (Inception) to September 30, 2010
Revenues	$300,000	$—	$300,000	$—	$300,000

Expenses:
Research and development	192,139	1,126,733	684,598	1,815,689	5,091,326
Merger costs	—	—	—	—	73,977
Stock based compensation	64,470	209,431	193,449	541,675	6,763,694
General and administrative	421,890	495,292	1,215,704	1,586,930	6,088,127

Total expenses	678,499	1,831,456	2,093,751	3,944,294	18,017,124

Loss before other income (expense) and income taxes	(378,499)	(1,831,456)	(1,793,751)	(3,944,294)	(17,717,124)
Interest income	1,575	1,012	21,144	2,572	333,256
Change in fair value of warrant liability	—	635,014	—	311,324	(957,676)

Loss before income taxes	(376,924)	(1,195,430)	(1,722,607)	(3,630,398)	(18,341,544)
Income taxes	—	—	—	—	—

Net loss	(376,924)	(1,195,430)	(1,722,607)	(3,630,398)	(18,341,544)
Deemed dividend on redemption of preferred stock	—	—	—	(954,750)	(954,750)

Net loss attributable to common stock	$(376,924)	$(1,195,430)	$(1,722,607)	$(4,585,148)	$(19,296,294)

Weighted average number of shares:
Basic and diluted	14,657,400	21,049,211	13,350,462	18,416,046	10,906,944

Loss per share:
Basic and diluted	$(0.03)	$(0.06)	$(0.13)	$(0.25)	$(1.77)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Promissory	Deficit Accumulated During the Development	Total
	Shares	Amount	Shares	Amount	Capital	Note	Stage
Initial capitalization at $0.00002 per share	—	$—	6,256,500	$97	$—	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	—	—	193,500	150	—	—	—	150
Net loss	—	—	—	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	—	—	6,450,000	247	—	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	—	—	387,000	6,590	68,410	—	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	—	—	154,800	155	49,845	—	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	—	—	154,800	155	152,605	—	—	152,760
Net loss	—	—	—	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	—	—	7,146,600	7,147	270,860	—	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	—	—	73,093	73	36,473	—	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	—	—	1,510,000	1,510	547,890	—	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	—	—	694,000	694	693,306	—	—	694,000
Shares issued in connection with reverse merger	—	—	825,124	825	(825)	—	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	—	—	(2,059,100)	(2,059)	(62,941)	—	—	(65,000)
Exercise of stock options	—	—	10,062	10	3,512	—	—	3,522
Stock based compensation (options)	—	—	—	—	4,103,645	—	—	4,103,645
Net loss	—	—	—	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	—	—	8,199,779	8,200	5,591,920	—	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	—	—	3,531,603	3,531	4,888,955	—	—	4,892,486
Exercise of stock options	—	—	51,111	51	(51)	—	—	—
Reclassification of warrant derivative liability	—	—	—	—	2,233,600	—	—	2,233,600
Stock based compensation (options)	—	—	—	—	1,296,714	—	—	1,296,714
Net loss	—	—	—	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	—	—	11,782,493	11,782	14,011,138	—	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	—	—	800,000	800	423,200	—	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	—	—	100,000	100	64,900	—	—	65,000
Stock based compensation (options)	—	—	—	—	513,357	—	—	513,357
Net loss	—	—	—	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	—	—	12,682,493	12,682	15,012,595	—	(12,084,941)	2,940,336
Exercise of warrants	—	—	1,970,992	1,971	460,777	—	—	462,748
Exercise of stock options	—	—	214,357	215	64,267	(52,668)	—	11,814
Stock based compensation (options)	—	—	—	—	308,302	—	—	308,302
Net loss	—	—	—	—	—	—	(2,626,205)	(2,626,205)

Balance at December 31, 2009	—	—	14,867,842	14,868	15,845,941	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs (unaudited)	—	—	4,230,910	4,231	3,244,506	—	—	3,248,737
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs (unaudited)	400	—	—	—	—	—	—	—
Exercise of warrants in exchange for promissory note (unaudited)	—	—	1,675,000	1,675	3,348,325	(3,350,000)	—	—
Redemption of preferred stock for repayment of promissory note (unaudited)	(248)	—	—	—	—	3,350,000	(954,750)	2,395,250
Cashless exercise of stock options (unaudited)	—	—	275,459	275	(275)	—	—	—
Stock based compensation (options) (unaudited)	—	—	—	—	541,675	—	—	541,675
Interest on promissory note (unaudited)	—	—	—	—	—	(1,264)	—	(1,264)
Net loss (unaudited)	—	—	—	—	—	—	(3,630,398)	(3,630,398)

Balance at September 30, 2010 (unaudited)	152	$—	21,049,211	$21,049	$22,980,172	$(53,932)	$(19,296,294)	$3,650,995

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	February 25, 2004 (Inception) to September 30, 2010
Cash flows from operating activities:
Net loss	$(1,772,607)	$(3,630,398)	$(18,341,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,522	2,725	8,197
Interest accrued on promissory note	—	(1,264)	(1,264)
Change in fair value of warrant liability	—	(311,324)	957,676
Stock-based compensation	193,449	541,675	6,763,694
Common stock issued for services	—	—	36,546
Common stock issued for research and development	—	—	1,335,760
Changes in assets and liabilities:
Other assets	(323,770)	(91,632)	(151,663)
Accounts payable	(61,123)	104,148	329,749
Accrued liabilities	78,223	73,928	224,048

Net cash used in operating activities	(1,883,306)	(3,312,142)	(8,838,801)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(50,900)
Cash paid for sale of Optical Molecular Imaging, Inc.	—	—	(25,000)

Net cash used in investing activities	—	—	(75,900)

Cash flows from financing activities:
Exercise of stock options	5,062	—	15,334
Exercise of warrants	462,748	—	462,748
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	—	4,370,994	10,777,480
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	3,779,158	3,779,158
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	467,810	8,150,152	15,159,967

Increase (decrease) in cash and short-term investments	(1,415,496)	4,838,010	6,245,266
Cash, Cash equivalents and short-term investments at beginning of period	3,085,290	1,407,256	—

Cash, Cash equivalents and short-term investments at end of period	$1,669,794	$6,245,266	$6,245,266

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Supplemental non-cash financing disclosures:

Exercise of warrants in exchange for promissory note	$—	$3,350,000	$3,350,000

Redemption of preferred stock for repayment of promissory note	$—	$3,350,000	$3,350,000

Deemed dividend on redemption of preferred stock	$—	$954,750	$954,750

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of September 30, 2010, the Company had an accumulated deficit of $19,296,294. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at September 30, 2010 and for the three and nine month periods ended September 30, 2009 and 2010 and for the period February 25, 2004 (inception) to September 30, 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2009 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Cash, Cash equivalents and Short-Term Investments - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2009 and September 30, 2010, the Company had $1,075,903 and $4,500,000, respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under ASC Topic 320, “Investments – Debt and Equity Securities”, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

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

Stock Based Compensation - Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, “Compensation – Stock Compensation” requires that the cost resulting for all share-based payment transactions be recognized in the Company’s condensed financial statements.

The fair value of stock-based compensation grants was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Risk-free interest rate	1.41%	1.24%
Expected dividend yield	None	None
Expected term	3.79 years	3.67 years
Expected volatility	118.0%	102.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2010 was $0.31 and $0.62, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2010, the Company had 53.0 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes - The Company accounts for federal and state income taxes under the liability method under with, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of September 30, 2010, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 10,990,406 shares and 40,263,169 shares at September 30, 2009 and 2010, respectively.

Recently Issued Accounting Standards - In June 2009, the FASB, issued the FASB Accounting Standards Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and the Company is using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these condensed financial statements for the period ended September 30, 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations,” to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision did not have a material impact on the Company’s financial statements.

3. Property and Equipment

As of December 31, 2009 and September 30, 2010, $10,900 of equipment had been placed into service. Depreciation expense was $841 and $908 for the three months ended September 30, 2009 and September 30, 2010, respectively. Depreciation expense was $2,522 and $2,725 for the nine months ended September 30, 2009 and September 30, 2010, respectively. Depreciation expense was $8,197 for the period from February 25, 2004 (date of inception) to September 30, 2010.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

4. Related-Party Transactions

Cedars-Sinai Medical Center License Agreement

In November 2006, the Company entered into an exclusive license agreement (the “Exclusive License Agreement”) with Cedars-Sinai Medical Center (“Cedars-Sinai”) under which the Company acquired an exclusive, worldwide license to its technology for use as cellular therapies, including cancer stem cell and dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications, and the term of the license will be until the last to expire of any patents that are issued covering this technology.

As an upfront licensing fee, the Company issued Cedars-Sinai 694,000 shares of its common stock and paid Cedars-Sinai $62,000. Additional specified milestone payments will be required to be paid to Cedars-Sinai when the Company initiates patient enrollment in its first Phase III clinical trial and when it receives FDA marketing approval for its first product.

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through December 31, 2009, the Company has paid Cedars-Sinai a total of $166,660 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and a waiver of this requirement was obtained from Cedars-Sinai. (See “Second Amendment” below.)

On June 16, 2008, the Company entered into a First Amendment to the Exclusive License Agreement (the “Amendment”) with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. Management believes this technology will be covered by a U.S. patent application that will be filed by the parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

On July 22, 2009, the Company entered into a Second Amendment to the Exclusive License Agreement (the “Second Amendment”) with Cedars-Sinai which became effective August 1, 2009. The Second Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase II clinical trial for the Company’s first product candidate by no later than December 31, 2008 with milestones that require commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012.

Effective March 23, 2010, the Company entered into a Third Amendment to the Exclusive License Agreement (the “Third Amendment”) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that the Company by September 30, 2011 either

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011. These funding requirements were fully satisfied as of June 30, 2010.

On September 20, 2010, the Company entered into a sponsored research agreement with Cedars-Sinai to provide services to develop standard operating procedures for dendritic cell vaccine preparation over the next twelve months for $446,142.

Legal Costs

As of December 31, 2009 and September 30, 2010, the Company was indebted to TroyGould PC, a shareholder, for legal services of $81,708 and $46,791, respectively, which are included in accrued expenses and accounts payable on the accompanying balance sheets. Legal services provided by the shareholder for the period from February 25, 2004 (date of inception) to September 30, 2010 were approximately $1,360,000.

5. Commitments and Contingencies:

Operating Lease

Effective March 1, 2010, the Company renewed its lease through March 31, 2011 at a monthly rental rate of $2,779. In May 2010, the Company amended its lease to a monthly rental rate of $2,320 for three months and to a monthly rental rate of $2,894 for the remaining months through June 30, 2011. In August 2010, the Company amended its lease to a monthly rental rate of $3,140 for September 2010 and to a monthly rental rate of $3,493 for the remaining months through June 30, 2011.

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

The Employment Agreement dated as of February 18, 2009 between the Company and Dr. Singh (the “Prior Agreement”) provides that Dr. Singh is entitled to receive cash milestone bonuses, not to exceed an aggregate amount of $200,000, of (i) $50,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $2,500,000 of net proceeds (after commissions) during the term of the Prior Agreement, (ii) $100,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $5,000,000 of net proceeds (after commissions) during the term of the Prior Agreement, or (iii) $200,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $10,000,000 of net proceeds (after commissions) during the term of the Prior Agreement. The Prior Agreement also provides that an option granted to Dr. Singh to purchase 200,000 shares of the Company’s common stock will vest if the Company’s working capital is at least $8,000,000 at the end of the term of the Prior Agreement.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

The Employment Agreement amends the Prior Agreement to provide that the milestones described in the preceding paragraph may be satisfied by including the net proceeds received by the Company at any time prior to August 17, 2010 from (i) a financing by the Socius Capital Group or (ii) any private placement financing that is covered by a signed term sheet that was entered into by the Company prior to February 18, 2010 or from another source at the same or better terms as contemplated by such signed term sheet. Also, for purposes of determining whether the $8,000,000 working capital milestone in the preceding paragraph has been satisfied, the Employment Agreement provides that working capital will be calculated as of the date of the Company’s receipt of the proceeds that are being included to satisfy the milestone. This funding milestone was fully satisfied as of June 30, 2010.

Pursuant to the Employment Agreement, the Company granted to Dr. Singh a seven-year incentive stock option under the Company’s 2006 Equity Incentive Plan (the “Plan”), or a new qualified option plan, to purchase 600,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant was subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan and an increase in the number of shares that may be granted to any individual during a 12-month period, which approval was subsequently obtained. The option may be exercised during the period that Dr. Singh provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

The option granted to Dr. Singh under the Employment Agreement will vest (i) as to 360,000 shares, in 12 equal monthly installments of 30,000 shares each over the 12-month period from and immediately following the grant date, (ii) as to 30,000 shares, if the Company achieves during the term of the Employment Agreement a volume-weighted average trading price for its common stock of greater than $1.60 for any consecutive 15-day trading period during the term of the agreement on average daily trading volume of at least 20,000 shares, (iii) as to 90,000 shares, if the Company achieves during the term of the Employment Agreement a volume-weighted average trading price for its common stock of greater than $2.00 for any consecutive 15-day trading period during the term of the agreement on average daily trading volume of at least 20,000 shares, (iv) as to 30,000 shares, upon treating the first patient in a Phase II clinical trial, and (v) as to 90,000 shares, if during the term of the Employment Agreement the Company completes a financing, a strategic alliance or a licensing agreement with upfront licensing payments to the Company or a merger or acquisition that generates at least $5,000,000 of net proceeds (after commissions) for the Company beyond the $10,000,000 achieved by August 17, 2010, with any financing proceeds received by the Company during the first 6 months of the Employment Agreement that are used to satisfy milestones under the Prior Agreement not being included as proceeds to satisfy the milestones described in this paragraph.

In the event that the Company terminates the Employment Agreement without cause or does not extend the Employment Agreement upon its expiration for an additional one-year term, then (i) the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to 6 months of his base annual salary, (ii) any stock options granted to Dr. Singh, to the extent vested, will be retained by Dr. Singh and will be exercisable on the terms described above, and (iii) the vesting of an additional number of shares subject to all options granted to Dr. Singh equal to 50% of all shares subject to such options that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Singh terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence, except that 100% of his options will vest if his employment terminates for good reason following a merger or similar corporate transaction in which the Company is not the surviving entity.

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

The Employment Agreement provides for an annual base salary of $170,000. Pursuant to the Employment Agreement, the Company granted to Dr. Bender a seven-year incentive stock option under the Company’s Plan to purchase 150,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant was subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan, which approval was subsequently obtained.

The option granted to Dr. Bender under the Employment Agreement will vest at the rate of 6,250 shares per month over the term of the Employment Agreement as to 75,000 shares. The option will vest as to the remaining 75,000 shares upon the Company’s attainment of the following development milestones, and Dr. Bender will also be entitled to receive the following cash bonuses upon attainment of these milestones: (i) completion by September 30, 2010 of the technology transfer to a contract manufacturer for the Company’s ICT-107 product will result in a $10,000 cash bonus and the vesting of 25,000 option shares; (ii) completion by December 31, 2010 of FDA acceptance of a Phase II clinical trial plan for ICT-107 will result in a $10,000 cash bonus and the vesting of 25,000 option shares; and (iii) completion by December 31, 2010 of the enrollment of the first patient into the Phase II clinical trial for ICT-107 will result in a $10,000 bonus and the vesting of 25,000 option shares.

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

Agreement with Dr. John Yu

Effective March 1, 2010, the Company entered into an Agreement with Dr. Yu under which he agreed to serve on a part-time basis as the Company’s Chief Scientific Officer for a one-year term. The Agreement provides for an annual base salary of $70,000 and for cash bonuses of $15,000 each if prior to December 31, 2010 (i) the FDA has accepted a Phase II clinical trial plan for ICT-107, and (ii) a Physicians Investigator IND submission for one of the Company’s specified product candidates has been accepted by the FDA.

Pursuant to the Agreement, the Company granted to Dr. Yu a seven-year nonqualified stock option under the Company’s 2006 Equity Incentive Plan to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant was subject to the approval by the Company’s stockholders of an increase in the authorized number of shares under the Plan, which approval was subsequently obtained. The option may be exercised during the period that Dr. Yu provides services to the Company and for 24 months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

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

Provided that by October 29, 2010, all of the Company’s internal documentation and internal testing necessary to subsequently complete the Company’s Sarbanes-Oxley Section 404 audit has been finished, the Company will pay Mr. Peacock an additional $6,000 and a further 6,000 of his option shares will become vested. Due to the elimination of the Sarbanes-Oxley Section 404 audit requirement for smaller issuers, this milestone was not met.

Research and Development

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

In August 2010, the Company entered into a master service agreement with Averion International Corporation, a clinical research contract organization (“Averion”), to provide us with services in connection with our planned Phase II clinical study for our dendritic cell-based cancer vaccine product candidate for the treatment of glioblastoma at an estimated total cost for such services during the course of the trial of approximately $3.5 million over the next three years.

6. Shareholders’ Equity

Common Stock

In March 2010, the Company raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below.)

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

In May 2010, the Company raised $2,686,026 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

Preferred Stock

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

Pursuant to the Preferred Stock Agreement, the Company agreed to pay the Investor a commitment fee of $500,000 (the “Commitment Fee”), with $250,000 payable when the Company makes its first election to require the Investor to purchase shares of Preferred Stock and with the remaining $250,000 payable when the aggregate amount of Preferred Stock purchased by the Investor equals at least $5,000,000; provided, however, that the first $250,000 portion of the Commitment Fee will be due and payable on the six-month anniversary of the effective date of the registration statement described below even if no sales of Preferred Stock to the Investor have occurred by that date. The Company has the right to elect to pay each installment of the Commitment Fee in immediately available funds or by issuance of shares of common stock. In January 2010, the Company accrued $250,000 in commitment fees associated with the Preferred Stock Agreement. During the nine months ended September 30, 2010, the Company paid $200,000 of the Commitment fee, and $50,000 is included in accrued liabilities in the accompanying balance sheet.

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

On May 2, 2010, the Company issued and sold 400 shares of the Preferred Stock to Socius Capital Group, LLC pursuant to the terms of the Preferred Stock Agreement. The aggregate purchase price for the Preferred Stock was $4,000,000 (less $220,842 in Commitment Fees and offering expenses). Under the terms of the Preferred Stock Agreement, Socius remains obligated, from time to time until December 3, 2012, to purchase up to an additional 600 shares of Preferred Stock at a purchase price of $10,000 per share upon notice from the Company to Socius, and subject to the satisfaction of certain conditions, as set forth in the Preferred Stock Agreement.

In connection with the foregoing transaction, a portion of the warrants held by an affiliate of Socius became vested and exercisable covering 2,700,000 shares of the Company’s common stock for a five-year period at an exercise price of $2.00 per share under the terms of the Preferred Stock Agreement. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On May 2, 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. (See “Warrants and Warrant Liabilities” below.)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of September 30, 2010, the Company has reserved 6,000,000 shares of common stock for issuance under the Plan and options to purchase 3,966,572 common shares have been granted under the Plan that are currently outstanding. The Company had granted options to purchase 1,327,500 common shares that were contingent on approval by the Company’s stockholders of an increase in the total number shares of common stock reserved for issuance under the Plan. At the annual meeting of stockholders of the Company held on September 27, 2010, the stockholders approved an amendment to the Company’s 2006 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 3,400,000 to 6,000,000 and to increase the number of shares a Plan participant is eligible to receive in option or other awards in any twelve month period from 600,000 to 725,000.

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

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

In November 2006, the Company granted an option to purchase 300,000 shares of its common stock at an exercise price of $1.00 per share to an affiliate of the Company’s then Chairman of the Board. A portion of this option was forfeited in 2007, and the balance has expired unexercised.

In November 2006, the Company granted an option to purchase 5,933,424 shares of its common stock at an exercise price of $1.00 per share to a Board member in connection with the Cedars-Sinai license acquisition.

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2009	10,555,927	$0.92
Granted	1,347,500	$0.91
Exercised	(331,181)	$0.25
Forfeited or expired	(272,250)	$1.08

Outstanding September 30, 2010	11,299,996	$0.94	5.79	$751,463

Vested or expected to vest at September 30, 2010	10,020,595	$0.96	6.07	$542,223

As of September 30, 2010, the total unrecognized compensation cost related to unvested stock options amounted to $418,938, which will be amortized over the weighted-average remaining requisite service period of less than one year.

During the nine months ended September 30, 2010, 331,181 options were exercised on a cashless basis, as allowable under the Plan. At the dates of exercise, these options had an aggregate intrinsic value of $415,996, resulting in a net share issuance upon exercise of 275,459 shares.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. On September 30, 2010, warrants to purchase 696,000 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. On September 30, 2010, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with the May 2010 Preferred Stock sale, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-year from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Purchase Agreement, this affiliate also became entitled to purchase

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. On September 30, 2010, warrants to purchase 1,675,000 shares of the Company’s common stock at $2.00 and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liabilities” below.)

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

Warrant Liabilities

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.00.

Under ASC 815 “Derivatives and Hedging”, the March 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. For the nine months ended September 30, 2010, the Company recorded an other expense charge for the change in fair value of warrant liability of $20,880, with a carrying value of $278,400 at September 30, 2010.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.00.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

Under ASC 815 “Derivatives and Hedging”, the May 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. For the nine months ended September 30, 2010, the Company recorded an other income charge for the change in fair value of warrant liability of $261,546 with a carrying value of $572,909 at September 30, 2010.

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius and issued warrants to purchase an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The excess of the value of the freestanding warrants over the net proceeds of $1,931,342 was charged to change in fair value of warrant liability in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares, which reduced warrant liabilities by $2,395,250.

Under ASC 815 “Derivatives and Hedging”, the May 2010 Preferred Stock warrants do not qualify for equity treatment, and are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. For the nine months ended September 30, 2010, the Company recorded an other income charge for the change in fair value of warrant liability of $2,002,000, with a carrying value of $1,313,250 at September 30, 2010.

Promissory Note

In October 2009, the Company’s former President exercised stock options for 150,479 shares of common stock and as provided under the stock option agreement provided the Company with a full recourse five-year promissory note bearing interest of 2.59% per annum. The promissory note is secured by a pledge of shares being acquired with all proceeds of any sale to be applied first to retire in full the promissory note. The Company recorded the promissory note as an offset against shareholders’ equity. For the nine months ended September 30, 2010, the Company recorded interest income of $1,264.

7. Comprehensive Loss

For the nine months ended September 30, 2009 and 2010, there was no other comprehensive loss and, accordingly, a Statement of Other Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

8. Subsequent Events

Research Grant

On November 10, 2010, the Company received a grant under the Patent Protection and Affordable Care Act of 2010. The grant, which totaled $244,479, will be used to fund ongoing projects, including the continued development of ICT-107.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements—(Continued)

Agreement with C. Kirk Peacock

Effective October 30, 2010, the Company renewed the Consulting Agreement with Mr. Peacock under which he will continue to serve on a part-time basis as the Company’s Chief Financial Officer for five months. Under this agreement, Mr. Peacock receives a monthly salary of $8,000 and was granted 19,231 shares of restricted common stock, with such shares to vest in equal monthly installments over the five-month term of the agreement and with 100% of any unearned compensation to become payable and any unvested option shares to become vested if Mr. Peacock’s services are terminated by the Company without cause.

Agreements for Financial Advisory Services

On October 1, 2010, the Company entered into an agreement with JFS Investments to provide certain financial advisory services to the Company on a non-exclusive basis (the “JFS Agreement”). The Company will issue an aggregate of up to 144,000 shares of the Company’s common stock as follows: 24,000 shares to JFS Investments and 12,000 shares to Samel, LLC upon the signing of the JFS Agreement and 108,000 shares to be issued at the rate of 8,000 shares to JFS Investments and 4,000 shares to Samel, LLC each month for months four through twelve following the signing of the JFS Agreement if the Agreement is in effect and has not been terminated by the Company as of that time. Pursuant to the JFS Agreement, the Company also granted three-year warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share to JFS Investments to vest as to 20,000 shares upon issuance and 6,667 shares on the first day of each of the fourth through the eleventh months and 6,664 shares in the twelfth month and 40,000 shares to Samel, LLC to vest as to 10,000 shares upon issuance and 3,333 shares on the first day of each of the fourth through the eleventh months and 3,336 shares in the twelfth month. Pursuant to the JFS Agreement, the Company also granted three-year warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $2.00 per share to JFS Investments to vest as to 20,000 shares upon issuance and 6,667 shares on the first day of each of the fourth through the eleventh months and 6,664 shares in the twelfth month and 40,000 shares to Samel, LLC to vest as to 10,000 shares upon issuance and 3,333 shares on the first day of each of the fourth through the eleventh months and 3,336 shares in the twelfth month. The vesting of each of the foregoing warrants will terminate in the event the JFS Agreement is terminated by the Company.

On October 1, 2010, the Company entered into an agreement with Garden State Securities Inc. (“GSS”) to provide certain financial advisory services to the Company on a non-exclusive basis (the “GSS Agreement”). The Company will issue an aggregate of up to 96,000 shares of the Company’s common stock as follows: 24,000 shares to GSS upon the signing of the GSS Agreement and 72,000 shares to be issued at the rate of 8,000 shares for months four through twelve following the signing of the GSS Agreement if the GSS Agreement is in effect and has not been terminated by the Company as of that time. Pursuant to the GSS Agreement, the Company also granted a three-year warrant to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share to GSS to vest as to 20,000 shares upon issuance and 6,667 shares on the first day of each of the fourth through the eleventh months and 6,664 shares in the twelfth month. Pursuant to the GSS Agreement, the Company also granted a three-year warrant to purchase 80,000 shares of the Company’s common stock at an exercise price of $2.00 per share to vest as to 20,000 shares upon issuance and 6,667 shares on the first day of each of the fourth through the eleventh months and 6,664 shares in the twelfth month. The vesting of each of the foregoing warrants will terminate in the event the GSS Agreement is terminated by the Company.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of September 30, 2010, we had an accumulated deficit of $19,296,294. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to September 30, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the nine months ended September 30, 2009 and 2010, we recorded an expense of $684,598 and $1,815,689, respectively, related to research and development activities.

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

Results of Operations

Three months ended September 30, 2009 and 2010

Revenues

We had no revenues during the three months ended September 30, 2009 and 2010. We do not expect to generate any operating revenues during 2010.

Expenses

General and administrative expenses for the three months ended September 30, 2009 and 2010 were $421,890 and $495,292, respectively. The increase in general and administrative expenses is primarily due to increased personnel costs and investor relations expenditures.

Research and development expenses for the three months ended September 30, 2009 and 2010 were $192,139 and $1,126,733, respectively. The increase in research and development expenses is primarily due to increased costs associated with the preparation of our planned Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma during the second half of 2010.

We had $65,311 of non-cash expense for the three months ended September 30, 2009, consisting of $64,470 of stock based compensation and $841 of depreciation expense, compared to $424,675 of non-cash income for the three months ended September 30, 2010, consisting of other income of $635,014 from change in fair value of warrant derivatives, $209,431 of stock based compensation, and $908 of depreciation expense.

Loss

We incurred a net loss of $376,924 and $1,195,430 for the three months ended September 30, 2009 and 2010, respectively.

Nine months ended September 30, 2009 and 2010

Revenues

During the nine months ended September 30, 2009, the Company had $300,000 in revenues related to a license fee payment we received under a research and license option agreement regarding our ICT-69 antibody with Roche Group. We had no revenues during the nine months ended September 30, 2010. We do not expect to generate any operating revenues during 2010.

Expenses

General and administrative expenses for the nine months ended September 30, 2009 and 2010 were $1,215,704 and $1,586,930, respectively. The increase in general and administrative expenses is primarily due to increased personnel costs and investor relations expenditures.

Research and development expenses for the nine months ended September 30, 2009 and 2010 were $684,598 and $1,815,689, respectively. The increase in research and development expenses is primarily due to increased costs associated with the preparation of our planned Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma during the second half of 2010.

We had $195,971 of non-cash expense for the nine months ended September 30, 2009, consisting of $193,449 of stock based compensation and $2,522 of depreciation expense, compared to $233,076 of non-cash expense for the nine months ended September 30, 2010, consisting of $541,675 of stock based compensation, other income of $311,324 from change in fair value of warrant derivatives, and $2,725 of depreciation expense.

Loss

We incurred a net loss of $1,722,607 and $3,630,398 for the nine months ended September 30, 2009 and 2010, respectively. We incurred a net loss attributable to our common stock of $1,722,607 and $4,585,148 for the nine months ended September 30, 2009 and 2010, respectively.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $5,753,877, compared to working capital of $1,053,438 as of December 31, 2009.

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to fund our currently planned level of operations until the second quarter of 2011. We will seek to obtain additional funds through various financing sources, including possible sales of our securities, and in the longer term through potential strategic alliances with other pharmaceutical or biopharmaceutical companies.

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

As of September 30, 2010, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,883,306 of cash in our operations for the nine months ended September 30, 2009, compared to $3,312,142 for the nine months ended September 30, 2010, as the non-cash portion of our net loss for 2009 was $195,971 and the non-cash portion of our net loss for the 2010 period was $233,076.

We used no cash from our investing activities for the nine months ended September 30, 2009 and September 30, 2010.

We received $462,748 from the exercise of warrants and $5,062 for the exercise of stock options during the nine months ended September 30, 2009 and $8,150,152 from our private placements of our securities that we completed during the nine months ended September 30, 2010.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 15, 2010, the Company renewed its Consulting Agreement with Kirk Peacock under which he will continue to serve on a part-time basis as the Company’s Chief Financial Officer for five months. Under this agreement, which is effective as of October 30, 2010, Mr. Peacock will receive a monthly salary of $8,000 and was granted 19,231 shares of restricted common stock, with such shares to vest in equal monthly installments over the five-month term of the agreement and with 100% of any unearned compensation to become payable and any unvested option shares to become vested if Mr. Peacock’s services are terminated by the Company without cause.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/S/ MANISH SINGH, PH.D.
	Name:	Manish Singh, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2010

Exhibit No.	Description

10.1	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.