Form 10-K
period 2010-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2011-03-31
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $23,065,468.

There were 28,725,624 shares of the registrant’s common stock outstanding on March 1, 2011.

Documents incorporated by reference: None

Form 10-K

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation, formerly known as Optical Molecular Imaging, Inc. and Patco Industries, Ltd., and, unless the context indicates otherwise, also include our former subsidiary, Spectral Molecular Imaging, Inc., a Nevada corporation, which we sold in September 2006.

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

Overview

ImmunoCellular Therapeutics, Ltd. is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Our product candidate portfolio includes cellular immunotherapies targeting cancer and cancer stem cell antigens, peptide based immunotherapies targeting cancer stem cells, and monoclonal antibodies to diagnose and treat several different cancers. We have completed a Phase I clinical trial of our dendritic cell based vaccine product candidate (ICT-107) to treat newly diagnosed glioblastoma multiforme (GBM) that was initiated in May 2007, and we initiated a multicenter Phase II clinical trial of this vaccine in January 2011. This product candidate may also be efficacious in the treatment of recurrent GBM, and we are planning to initiate a pilot trial of this vaccine for this indication in 2011. Another one of our vaccine product candidates is a peptide based off-the-shelf vaccine (ICT-121) to target multiple solid tumors which is undergoing preclinical development. This vaccine targets cancer stem cells, which are believed by many scientists to be roots of cancer, and may be applicable in multiple cancer indications. In addition, we have several monoclonal antibody product candidates targeting small cell lung cancer, pancreatic cancer, multiple myeloma and ovarian cancer. Through two important acquisitions in the last five years, we are building capabilities to develop new cancer immunotherapeutic products harnessing mechanisms of immune system surveillance in the human body.

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

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed substantially all of our prior operations through the sale of securities, including a private placement of our securities that we completed in February 2011 that generated $8,090,644 of proceeds for us (before commissions and offering expenses).

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

Technology and Proposed Products

Overview

The table below summarizes the status of our product candidates

Product candidate	Target Indication	Status

Active Immunotherapy:

ICT-107 (DC vaccine targeting cancer stem cells and cancer antigens)	Newly Diagnosed Glioblastoma	Phase II ongoing

ICT-121 (off-the-shelf cancer stem cell vaccine)	Glioblastoma, Pancreatic cancer and other solid tumor cancers	Pre-clinical

Monoclonal Antibodies:

ICT-109 (Monoclonal Antibody)	Lung and pancreatic and colon cancer therapeutic	Pre-clinical

ICT-037 (Monoclonal Antibody)	Colon, ovarian, multiple myeloma therapeutic and diagnostic	Pre-clinical

ICT-69 (Monoclonal Antibody)	Multiple myeloma and ovarian cancer	Pre-clinical

ICT-Diagnostic-SCLC	Diagnostic/Prognostic for small cell lung cancer	Pre-clinical

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

We have tested ICT-107 in a Phase I clinical trial at Cedars-Sinai in patients with glioblastoma. The trial enrolled 19 patients and the vaccine was well tolerated, with no significant adverse events reported. Of the 16 newly diagnosed GBM patients treated in this trial, 11 patients are still alive, with 3 patients surviving at least 3 years after the surgery that preceded their vaccine treatment. Of the 11 patients who are still alive, 3 of the patients are completely free of the disease after 3 years, and an additional 3 of these patients are completely free of the disease after 2 years. The median progression free survival in the 16 newly diagnosed patients enrolled in the trial was 17 months and 6 of these 16 patients continue to show no signs of tumor recurrence at the present time.

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

In June 2010, ICT-107 was granted Orphan Drug status by the FDA, making this product candidate eligible, under certain circumstances, for marketing exclusivity and other potential benefits.

On September 1, 2010, we entered into a Master Services Agreement (the “MSA”) with Averion International Corp., a clinical research organization (“Averion”). Under the MSA, Averion will provide us with clinical trial support services in connection with and over the course of our Phase II clinical trial for ICT-107, our lead product candidate for the treatment of brain cancer. Under the MSA, Averion will oversee the enrollment of patients and execution of our Phase II trial. The MSA, which may be terminated by us at any time, provides for a limit of approximately $3.5 million on the fees that we will be obligated to pay Averion if all of the planned services are actually provided.

In January 2011, we entered into a sponsored research and vaccine production agreement with the University of Pennsylvania under which that institution, which has assisted us in optimizing the formulation of ICT-107 that we are using in our Phase II trial of that vaccine, will assist us in the GMP production of supplies of that vaccine for this trial.

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

We are currently conducting additional preclinical studies to support an IND filing that we are targeting for ICT-121 in 2011. Subject to successfully obtaining the necessary preclinical data, we plan to initiate a Phase I clinical trial for this vaccine after the IND filing has been cleared by the FDA. This trial will be a multi-center clinical trial in both recurrent as well as newly diagnosed patients with clinical as well as immunological response as the end points. We plan to enroll 15-20 patients for this trial.

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

We have conducted limited development activities for our monoclonal antibody product candidates, ICT-37 and ICT-109, for the diagnosis and treatment of small cell lung cancer and pancreatic cancer. We initiated a collaboration with Antitope, Ltd (UK) to humanize these antibodies by using their proprietary technologies, which was completed in August 2009. In light of the potential need to access other technology to combine our antibodies with other cancer killing technologies and the significant projected pre-clinical development costs for these antibodies, we plan during 2011 to continue to seek partners or licensees to develop these product candidates.

We also have another antibody product candidate, ICT-69, which targets ovarian cancer and multiple myeloma. ICT-69 was designed using our DIAAD (differential immunization for antigen and antibody discovery) technology with the purpose of targeting human multiple myeloma and ovarian cancer cells. In September 2009, we entered into a research and option license agreement with Roche Group, a leading global pharmaceutical company, giving them an option to acquire a license to develop and commercialize ICT-69, our monoclonal antibody product candidate targeting multiple myeloma and ovarian cancer. In September 2010, the Roche Group advised us that it had elected to not exercise this option to acquire a license to develop and commercialize ICT-69.

These monoclonal antibody programs are at a pre-clinical stage of development and will require further development before an IND can be potentially filed for human testing. We expect our potential partners or licensees to do this development work.

Cedars-Sinai Agreements

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

As an upfront licensing fee, we issued Cedars-Sinai 694,000 shares of our common stock and paid Cedars-Sinai $62,000. Additional specified milestone payments will be required to be paid by us to Cedars-Sinai with respect to our first product when we initiate patient enrollment in our first Phase III clinical trial and when we receive FDA marketing approval for our first product. If both of these milestones are met, the required milestone payments will total $1,250,000.

In June 2008, we licensed through an amendment to our original license agreement with Cedars-Sinai an additional cancer stem cell vaccine technology from Cedars-Sinai for which we paid 100,000 shares of our common stock.

We have agreed to pay Cedars-Sinai specified percentages of our gross revenues from sales of products (a percentage in the mid-single digits) and of all of our sublicensing income based on the licensed technology, subject to a reduction if we must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain our rights to the licensed technology, we must meet certain development and funding milestones.

In September 2010, we entered into a sponsored research agreement with Cedars-Sinai under which Cedars-Sinai will provide services to us in developing standard operating procedures for dendritic cell vaccine preparations at a total cost of up to $446,000.

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

The technology acquired under the Molecular Discoveries agreement and now owned by us consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of monoclonal antibodies to detect and treat cancer and other chronic diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers. The consideration that we paid for the acquired technology consisted of (i) the issuance of 800,000 shares of our common stock to Molecular Discoveries and (ii) our reimbursement to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. Dendreon has received FDA marketing approval for a prostrate cancer vaccine utilizing dendritic cells, Northwest Biotherapeutics is developing a dendritic cell-based vaccine treating brain tumors, and Celldex Therapeutics has recently completed a Phase II clinical trial to treat glioblastoma with their cancer vaccines, and other companies may also be developing vaccines of this type.

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

Intellectual Property

Our dendritic cell based vaccine and cancer stem cell vaccine product candidates are currently covered by seven patent applications that have been filed in the United States and by patent applications that have been filed in certain foreign countries.

In addition, we have acquired exclusive worldwide ownership rights to eight granted U.S. and ten other patents for various European and Asian territories as well as several U.S. and foreign patent applications through our acquisition of the monoclonal antibody related technology from Molecular Discoveries. The issued patents relate to monoclonal antibodies targeting various cancers, including human myeloma, ovarian cancer and small cell lung cancer and have expiration dates ranging from 2019 to 2023.

Employees

We have three full-time employees, including our President and Chief Executive Officer and our Vice-President – Product Development and Manufacturing. Our Chairman of the Board and Chief Financial Officer are part-time employees. In addition, we have a number of consulting agreements for clinical development, regulatory affairs, investor relations and business development.

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

Research and Development

Research and development expenditures for the years ended December 31, 2009 and December 31, 2010 were $962,526 and $2,292,630, respectively.

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

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2010, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission.

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

Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of the contemplated clinical trials for our current lead vaccine product candidate (ICT-107). We have only three full-time employees, including our President and Chief Executive Officer and our Vice-President – Product Development and Manufacturing, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and monoclonal antibodies in particular. You must consider that we may not be able to:

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

With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. There is no assurance that we will be able to develop or market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present or future product candidates and maintain our operations.

We will need to obtain significant additional capital, which additional funding may dilute our existing stockholders.

We believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least the next twelve months. We will need significant funding to carry out all of our development work on our vaccine product candidates, our monoclonal antibody product candidates and future product candidates and to expand the scope of our operations (including seeking to employ additional support personnel on a full-time basis). If we are unable to obtain sufficient capital on a timely basis, the development of our current or any future product candidates is likely to be delayed, and we could be forced to reduce the scope of our research and development projects or otherwise limit or terminate our operations altogether.

In December 2009, we entered into an agreement with Socius Capital under which Socius Capital has agreed to purchase from time to time an aggregate of up to $10 million of our preferred stock and sold $4 million of these shares to them in May 2010. However, Socius Capital’s obligation to purchase the remaining shares of our preferred stock is subject to our satisfying certain conditions at that time. There is no assurance that we will be able to satisfy those conditions if we wish to sell shares of our preferred stock to Socius Capital or that Socius Capital will have the ability to complete these purchases. In connection with each sale of preferred stock to Socius Capital, a pro rata portion of a warrant held by an affiliate of Socius Capital to purchase shares of our common stock will become exercisable. Should the Socius Capital affiliate sell substantial amounts of the underlying shares of our common stock, those sales could have a material adverse effect on the trading market for our common stock and make it impractical for us to make future sales of preferred stock to Socius Capital without substantial dilution to our existing shareholders.

Except for our financing agreement with Socius Capital, we have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. The volume and frequency of such trading has been limited to date. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels. We may seek SBIR or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. Except for one recently awarded grant under a federal tax credit/grant program for pharmaceutical research and development companies and one recently submitted grant application under the Orphan Drug Act, we have not yet submitted any requests for these grants, the competition for obtaining these grants is intense and there is no assurance that we will secure any grant funding on a timely basis or at all.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA has limited experience with cancer stem cell or dendritic cell-based therapeutics and, with the exception of one dendritic cell-based vaccine for the treatment of prostrate cancer, has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our vaccine product candidates or any future vaccine product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. The targeting of cancer stem cells as a potential therapy is a recent development that may not become broadly accepted by scientists or pharmaceutical companies. In addition, the manufacture of biological products, including cancer stem cell or dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

In addition, our product candidates may cause undesirable side effects. Results of preclinical research with our vaccine product candidates or any other or future product candidates or clinical results with formulations used in earlier trials that are similar but not identical to our product candidate formulations may not be indicative of the results that will be obtained in later stages of preclinical or clinical research on our product candidates. In particular, the results generated in our Phase I trial of ICT-107 covered a small number of patients at a single trial site and may not be indicative of the results that will be obtained in our current multi-center Phase II trial of a new, optimized formulation of ICT-107. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because cancer stem cell and dendritic cell based products represent new forms of therapy, the marketplace may not accept any products we may develop that utilize these technologies. If we do succeed in developing products, we will face many potential obstacles, such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks, such as product liability claims.

Because of the early stage of development of our vaccine product candidates, we do not know if we will be able to generate data that will support the filing of a biologics license or new drug application for these product candidates or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of these product candidates or the development of any of our other or future product candidates. Delays in clinical trials could reduce the commercial viability of our vaccine product candidates and any other or future product candidates. Delays in patient enrollment may be caused by a number of factors, including patient reluctance to participate in blinded trials where the patient is not assured of receiving the treatment being tested in the trial.

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

Our current product candidates and any future product candidates that we will be developing will require approval of the U.S. Food and Drug Administration (“FDA”) before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high and, with the exception of Dendreon Corp.’s dendritic cell vaccine for the treatment of prostate cancer, no cancer stem cell or dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing.

The FDA may require pre-clinical work for our monoclonal antibody product candidates beyond what we currently plan to conduct, which could necessitate significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for these product candidates. The formulation of our cancer stem cell vaccine product candidate needs to be completed and certain animal testing must be successfully completed with this formulation before we can test this product candidate in humans. Our cancer stem cell vaccine product candidate has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

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

Certain of our current product candidates may not be eligible for Orphan Drug status.

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. We have obtained orphan drug status for our dendritic cell vaccine (ICT-107) to treat glioblastoma multiforme and may also seek this status for our cancer stem cell vaccine to treat glioblastoma multiforme and other diseases if we meet the eligibility criteria. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cellular and stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy and cancer vaccine technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology and Osiris Therapeutics. Dendreon has received FDA marketing approval for a prostate cancer vaccine utilizing dendritic cells, Northwest Biotherapeutics is developing a dendritic cell-based vaccine for treating brain tumors, and Celldex Therapeutics has recently completed a Phase II clinical trial to treat glioblastoma with their cancer vaccine. Other existing and new companies that may enter the field may also be developing vaccines of this type.

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

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our vaccine product candidates or any other or future product candidates, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. We will need to rely on a firm with expertise in producing a humanized form of our monoclonal antibody product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. We currently are seeking a partner or licensee to be responsible for the early stage development of our monoclonal antibody product candidates. Since we do not have any significant efficacy data for these product candidates, it will be more difficult for us to obtain partners or licensees on attractive terms or at all at this stage. Accordingly, we will seek to enter, at the appropriate time, into agreements with other companies that can assist us and provide certain capabilities that we do not possess. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product is delayed or sales of an approved product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates could be delayed or terminated.

To the extent that we rely on third-party individuals or other companies to manage the day-to-day conduct of our clinical trials or to manufacture, sell or market our current product candidates or any future product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we might utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a firm producing humanized forms of our monoclonal antibody product candidates or a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our current product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

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

Issuance of patents based upon the various patent applications licensed from Cedars-Sinai will depend upon the U.S. and foreign patent agencies being able to determine that the claims made in these applications were not already publicly known or were not obvious from prior published patents and literature, including the extensive previous vaccine work performed and published by Dr. John Yu and other researchers at Cedars-Sinai. We have recently filed a provisional patent application covering our cancer stem cell vaccine product candidate. Another patent application that we licensed from Cedars-Sinai and that we have been pursuing was rejected by the U.S. Patent and Trademark Office based on prior art. This patent application covers the treatment of brain and other cancers by a combination of a dendritic cell-based vaccine and chemotherapy. We are seeking patent protection for our dendritic cell-based vaccine product candidate primarily through our licensed multiple antigen patent application. We are not dependent on any of the claims in the combination therapy application being granted in order to complete the development of or to commercialize either of our cancer vaccine product candidates. We may in the future elect to abandon one of more of our pending patent applications that do not provide significant coverage for the product candidates or technologies that we have focused on for strategic purposes.

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

Should third parties patent specific cells, systems, receptors, monoclonal antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and monoclonal antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or monoclonal antibody based technologies and that licensing and cross licensing of these rights among various competitors may arise. Our dendritic cell-based vaccine product candidate utilizes six antigens for which we will be required to obtain licenses from one or more other parties before we can commercialize this product candidate. There is no assurance that we will be able to obtain all of the licenses that we may need on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate. In addition, Cedars-Sinai has previously granted another institution rights to the use of certain peptide materials that we may seek to incorporate into one or more of our cellular-based therapy product candidates. We may be required to obtain a license from that other institution if we wish to use these materials. If we are unable to obtain this license, we would be required to develop vaccine products without the potential enhanced benefits that could be provided by these materials.

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

Except for our President and Chief Executive Officer and our Vice President – Product Development and Manufacturing, we do not have any full-time management personnel. We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board, and Dr. Manish Singh, our President and Chief Executive Officer. However, these individuals (with the exception of Dr. Singh and our Vice President – Product Development and Manufacturing) are associated with us on a part-time basis only. We do not currently maintain key man life insurance on Drs. Yu and Singh. The terms of the current employment agreement for Dr. Singh and the agreement for Dr. Yu have expired and they have continued to serve as our President and Chief Executive Officer and Chief Scientific Officer, respectively, under the terms of the foregoing agreements pending the negotiation of new agreements. Although we anticipate concluding these new agreements in the near future, there can be no assurance that we will be successful in entering into these agreements on satisfactory terms or at all. Our employment contract with Dr. Singh and our agreement with Dr. Yu under which he serves as our Chief Scientific Officer permit them to terminate providing their services to us without cause. The loss of the services of either Dr. Singh or Dr. Yu would materially and adversely affect our business.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. Comprehensive health care reform legislation that was enacted in 2010 could adversely affect our business and financial condition. Among other provisions, the legislation provides that a “biosimilar” product may be approved by the FDA on the basis of analytical tests and certain clinical studies demonstrating that such product is highly similar to an existing, approved product and that switching between an existing product and the biosimilar product will not result in diminished safety or efficacy. This abbreviated regulatory approval process may result in increased competition if we are able to bring a biopharmaceutical product to market. The legislation also includes more stringent compliance programs for companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new health care regulations. Complying with new regulations may divert management resources, and inadvertent failure to comply with new regulations may result in penalties being imposed on us.

Some states and localities have established drug importation programs for their citizens, and federal drug import legislation has been introduced in Congress. The Medicare Prescription Drug Plan legislation, which became law in December 2003, required the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States. The Secretary, however, retained the discretion not to implement a drug reimportation plan if he finds that the benefits do not outweigh the costs, and has so far declined to approve a reimportation plan. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current lead products candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities and obtained this coverage for the recently completed and current clinical trials of our dendritic cell-based vaccine product candidate. There is no assurance that we will be able to secure such insurance in the amounts we are seeking or at all for any of the future trials for our current product candidates or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 1, 2011, our directors and executive officers beneficially owned approximately 25% of our outstanding common stock. Dr. John Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name three of our directors, may be able to direct the outcome of matters, including the election of our directors and other corporate actions such as:

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

There are currently 23,505,856 outstanding shares of our common stock and another 13,629,428 shares of our common stock issuable upon exercise of currently exercisable options or warrants that are eligible to be sold pursuant to Rule 144 or currently effective registration statements. We have also agreed to register the 5,219,768 shares of our common stock that were issued in connection with the private placement that we completed in February 2011 as well as the 2,609,898 shares to investors and 208,791 shares to placement agents of our common stock currently issuable upon exercise of the warrants that were issued in that private placement. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We currently maintain our corporate office in Woodland Hills, California under a month-to-month lease at a monthly rental rate of $3,493. We do not lease or own any other real property.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since December 7, 2006, under the symbol “IMUC.” The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2009	0.35	0.15
June 30, 2009	0.59	0.22
September 30, 2009	1.38	0.28
December 31, 2009	1.22	0.61
March 31, 2010	1.10	0.82
June 30, 2010	2.44	0.97
September 30, 2010	1.18	0.84
December 31, 2010	1.58	0.87

Stockholders

As of March 1, 2011, there were approximately 259 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Issuances of Unregistered Securities; Purchases of Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2010 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of December 31, 2010, we had an accumulated deficit of $22,953,788. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to December 31, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the year ended December 31, 2009 and December 31, 2010, we recorded an expense of $962,526 and $2,292,630, respectively, related to research and development activities.

Stock-Based Compensation

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate. In connection with our performance based programs, we make assumptions principally related to the number of awards that are expected to vest after assessing the probability that certain performance criteria will be met.

Results of Operations

For the Twelve Months Ended December 31, 2009 and 2010

Revenues

We had $300,000 in revenues during the period for the twelve months ended December 31, 2009 related to a license fee payment we received under a research and license option agreement regarding our ICT-69 antibody product candidate with the Roche Group and no revenues during the period for the twelve months ended December 31, 2010. We do not expect to generate any additional operating revenues during 2011.

Expenses

General and administrative expenses for the twelve months ended December 31, 2009 and for the twelve months ended December 31, 2010 were $1,677,421 and $2,035,526, respectively. During 2009 and 2010, the Company accrued $84,667 and $158,750 in bonuses that are contingent on reaching certain clinical development milestones. Research and development expenses for the twelve months ended December 31, 2009 and for the twelve months ended December 31, 2010 were $962,526 and $2,292,630, respectively. We had $311,700 of non-cash expense for the twelve months ended December 31, 2009, consisting of $308,303 in stock based compensation and $3,397 in depreciation expense. We had $1,829,724 of non-cash expense for the twelve months ended December 31, 2010, including $1,018,238 in change in warrant liability expense, $807,853 in stock based compensation and $3,633 in depreciation expense. On November 10, 2010, the Company received a grant under the Patent Protection and Affordable Care Act of 2010. The grant, which totaled $244,479, will be used to fund ongoing projects, including the continued development of ICT-107 and was recorded as an offset to research and development costs for fiscal year ended December 31, 2010.

We expect the amount of our general and administrative cash expenses in 2011 to be higher than those cash expenses incurred in 2010, primarily due to increased employee compensation and costs associated with our phase II clinic trial. We estimate that the cost of our research and development work to be approximately $5,000,000 in 2011, and we may incur significant additional research and development expenses should we expand our research and development work on additional potential applications for our existing technologies or should we acquire additional technologies from one or more third parties.

Loss

We incurred a net loss of $2,626,205 for the twelve months ended December 31, 2009 and a net loss of $6,150,142 for the twelve months ended December 31, 2010.

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

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $4,896,360, compared to working capital of $1,053,438 as of December 31, 2009.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances, together with the $8 million in proceeds, before offering costs, from our February 2011 private placement and potential proceeds under our preferred stock purchase arrangement with Socius Capital Group, LLC, will be sufficient to fund our currently planned level of operations through at least the third quarter of 2012, although there is no assurance that such proceeds will be sufficient for this purpose.

We do not have any bank credit lines. In February 2011, we completed an $8,090,644 private placement, before commissions and costs, of 5,219,768 units at a price of $1.55 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $2.25 per share. We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. In December 2009, we entered into an agreement with Socius Capital under which Socius Capital has agreed to purchase our preferred stock from us from time to time with an aggregate of up to $6 million remaining. However, Socius Capital’s obligation to purchase shares of our preferred stock is subject to our satisfying certain conditions at that time. There is no assurance that we will be able to satisfy those conditions if we wish to sell shares of our preferred stock to Socius Capital or that Socius Capital will have ability to complete these purchases. We cannot be sure that we will be able to obtain any additional funding from either financings or alliances, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of December 31, 2010, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

For the Twelve Months Ended December 31, 2009 and 2010

We used $4,253,560 of cash in our operations for the twelve months ended December 31, 2010, compared to $2,151,781 for the twelve months ended December 31, 2009, as the non-cash portion of our net loss for the 2010 period was $1,829,724 and the non-cash portion of our net loss for the 2009 period was $311,700.

We provided $1,065,331 of cash from our investing activities for the twelve months ended December 31, 2010, consisting of $1,075,903 in sales of certificates of deposit offset by $10,572 in purchases of equipment and $1,923,284 of cash in our investing activities for the twelve months ended December 31, 2009, consisting of $1,924,097 in sales of certificates of deposit offset by $813 in purchases of equipment.

We received $8,176,652 of cash from financing activities for the twelve months ended December 31, 2010, consisting of $26,500 from the exercise of stock options, $3,779,158 from sales of preferred stock and $4,370,994 from the sale of common stock and $474,560 of cash from financing activities for the twelve months ended December 31, 2009, consisting of $11,812 from the exercise of stock options and $462,748 from the exercise of warrants.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pursuant to applicable law, this annual report is not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
John S. Yu, M.D.	47	Chairman of the Board
Manish Singh, Ph.D.(4)	42	President, Chief Executive Officer and Director
James Bender, Ph.D.	61	Vice President – Product Development and Manufacturing
C. Kirk Peacock	42	Treasurer and Chief Financial Officer
Rahul Singhvi, Sc.D.(1)(2)(3)(4)	46	Lead Director
Jacqueline Brandwynne(1)(2)	73	Director
Richard A. Cowell(2)(3)	63	Director
Navdeep Jaikaria, Ph.D.(1)(2)(3)(4)	48	Director

(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee
(4)	Member of Our Finance Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. Our Board of Directors has determined that (1) all of our directors other than Dr. Singh are independent directors as defined in the Nasdaq rules governing members of boards of directors and (2) the members of our Audit Committee are independent under applicable SEC rules. Under his current right to designate two other members of our Board of Directors, Dr. Yu designated Dr. Robert Martuza in December 2006 and Jacqueline Brandwynne in January 2007 to serve as two of our directors. Dr. Martuza resigned as a director in February 2011.

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

Rahul Singhvi, Sc.D., Lead Director

Dr. Singhvi has served as a director since June 2010 and as Lead Director since December 2010. He has been with Novavax, Inc., a biopharmaceutical company focused on developing novel, highly potent recombinant vaccines since 2004 and has served as President, Chief Executive Officer and Director of Novavax since August 2005. Dr. Singhvi was the Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President - Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For ten years prior to joining Novavax, he served in various positions with Merck & Co., Inc., culminating as Director of the Merck Manufacturing Division., where he helped develop several vaccines including Zostavax®, the only vaccine on the market to prevent shingles. Dr. Singhvi received his M.S. and Sc.D. degree in Chemical Engineering from the Massachusetts Institute of Technology. He also holds an M.B.A. from the Wharton School.

Dr. Singhvi currently serves as the President and Chief Executive Officer of a public biopharmaceutical company and brings to the Board experience and knowledge in the operation and leadership of early stage public healthcare companies. He also has extensive expertise and experience in the development and manufacturing of vaccines, which may assist the Board in its oversight of our cancer vaccine programs.

Jacqueline Brandwynne, Director

Ms. Brandwynne has served as a director since January 2007. Since 1981, Ms. Brandwynne has served as President and CEO of Brandwynne Corporation, which has co-founded and assisted in the development of several healthcare and biotech companies. Ms. Brandwynne is a business strategist with more than 25 years of experience working with companies such as American Cyanimid, Bristol Myers/Clairol, National Liberty Life, Seagram & Sons and Neutrogena. From 1974 to 1981 she was in charge of developing Citicorp’s global business strategy. From 2000 to 2006, Ms. Brandwynne was a director of Microvision, Inc., a public company that develops sophisticated miniature displays. She has served in multiple advisory roles in several administrations, including as an Advisor to the Council of Economic Advisors, a member of the US Trade Representatives Services Policy Advisory Committee, a negotiator of the North American Trade Agreement, a participant in GATT negotiations and a member of The Committee on Critical Choices for America, and Chair of an Economic Summit at the White House. She currently serves on the board of the Proteus Venture Biotech Fund and on several non-profit boards, including the Cedars-Sinai Health Systems Board of Governors. Ms. Brandwynne also serves on the Board of Advisors of Histogen, Inc.

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

Committees of the Board

Our Board of Directors has established an Audit Committee currently consisting of Mr. Cowell, as Chairman, and Drs. Jaikaria and Singhvi.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of our financial statements and reports;

•	the independent auditors’ qualifications and independence; and

•	the performance of our internal audit function and independent auditors.

The Audit Committee appoints the independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves permitted non-audit services provided by our independent auditors and reviews the independence of the auditors. The Audit Committee currently consists of Mr. Cowell, as Chairman, and Drs. Jaikaria and Singhvi. Mr. Cowell has been designated as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Our Board of Directors has established a Compensation Committee currently consisting of Dr. Jaikaria, as Chairman, Ms. Brandwynne, and Dr. Singhvi. The Compensation Committee reviews, and makes recommendations to the full Board of Directors relating to, the compensation of our officers and directors, including our officers’ annual salaries and bonuses and the terms and conditions of option grants to our officers and directors under our stock incentive plan.

Our Board of Directors has established a Nominating and Corporate Governance Committee currently consisting of Ms. Brandwynne, as Chairwoman, Mr. Cowell, Dr. Jaikaria and Dr. Singhvi. The Nominating and Corporate Governance Committee develops and recommends corporate governance guidelines to the Board, selects or recommends for selection nominees to serve on the Board, and oversees the evaluation of the Board and its committees.

Our Board of Directors has established a Finance Committee currently consisting of Dr. Singhvi, as Chairman, and Dr. Jaikaria and Dr. Singh. The Finance Committee has oversight responsibility for all material financial matters affecting the Company, including capital management, funding strategy and investing activities related to our financial position and financing activities.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”) currently consisting of Dr. Keith Black, as Chairman, Dr. Peter Brooks, Dr. Sherie Morrison, Dr. Cohava Gelber, Dr. George Peoples, Dr. Constantine Ioannides and Dr. Zvi Ram to assist our management in the areas of expertise of the members of our SAB. We have compensated the members of our SAB from time to time through the grant of options to purchase our stock. In September 2009, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock to each of four members of our SAB for service as members on the SAB for the coming year at an exercise price of $0.95 per share, with such option to vest quarterly for the one-year period following the date of grant. In May 2010, we also granted a five-year non-qualified option to purchase 10,000 shares of our common stock to another member of our SAB for services as a member for the coming year at an exercise price of $1.20 per share, with such option to vest quarterly for the one-year period following the date of grant.

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

John Boockvar, M.D.

Dr. Boockvar currently is Co-Director of the Brain and Spinal Tumor Program at Weill Cornell Medical College. Dr. Boockvar heads the Brain Tumor and Stem Cell Research Laboratory and directs the institution’s Brain Tumor Research Group. Dr. Boockvar’s laboratory interests have focused on studying adult human neural stem cell biology to investigate brain tumor formation and brain tumor and stem cell migration and survival. Dr. Boockvar served as Editor-in-Chief of the journal Current Stem Cell Research and Therapy and is an editorial board member of the journal Neurosurgery, and Recent Patents on Anti-Cancer Drug Discovery. He is an ad-hoc reviewer for Neurosurgery, Brain Research and Human Gene Therapy. He is a member of the Executive Committee (2009-2011) of the Joint Section of Brain Tumors of the American Association of Neurological Surgeons and Congress of Neurological Surgeons. Dr. Boockvar is the principal investigator of new clinical trials using super selective intraarterial infusion techniques for the delivery of novel therapeutics such as Avastin or Cetuximab for the treatment of malignant brain cancer. Dr. Boockvar received a B.A. and graduated Cum Laude from the University of Pennsylvania. Dr. Boockvar received an M.D. from SUNY Brooklyn-Downstate Medical Center where he graduated Summa Cum Laude with Distinction in Research. Dr. Boockvar did his surgical internship and neurosurgical residency at the Hospital of the University of Pennsylvania. Dr. Boockvar did specialized NIH/National Cancer Institute supported fellowship training in Neuro-oncology (Brain and Spinal Tumors) at the University of Pennsylvania Cancer Center.

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

Cohava Gelber, Ph.D.

Dr. Gelber currently serves as the Chief Scientific & Technology Officer of ATCC, a position she has held since 2005. In this capacity she is responsible for a large group of scientists in numerous disciplines. Prior to joining ATCC, she served as Vice President - Research and Development for MannKind Corp., a public company developing therapeutics for diabetes, cancer and autoimmune diseases. She was responsible at that company for non clinical development and clinical immune safety of drugs from pre IND through phase III clinical trials. Dr. Gelber received her Ph.D. from the Weizmann Institute, her MBA degree from Cornell University and post doctorate training at Stanford University. Dr. Gelber has published numerous scientific manuscripts and textbook chapters and is the inventor of 7 granted patents and 49 patent applications. Dr. Gelber is one of the inventors of several monoclonal antibodies that we are developing, including ICT-69 and ICT-109, and has served as a consultant to our company in the past two years.

Constantine Ioannides, Ph.D.

Dr. Ioannides is a well-known and highly respected cancer immunologist, with over one hundred peer-reviewed articles in the scientific literature. Dr. Ioannides’s current primary research interests are focused specifically on cancer stem cells. Dr. Ioannides has been involved with some of the most important advancements in the field of cancer immunology over the past 20 years and is the co-discoverer of the NeuVaxT (E75) vaccine. We recently entered into an option agreement with M.D. Anderson Cancer Center for some of the cancer stem cell technologies that were developed at Dr. Ioannides’s laboratory.

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

George Peoples, M.D.

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

Zvi Ram, M.D.

Dr. Ram serves as the Chairman of the Department of Neurosurgery at Tel Aviv Medical Center in Israel. His emphasis is on brain tumor therapy, pituitary surgery, and technology development projects with various companies. Dr. Ram is the Chairman of the European Association of Neurosurgical Societies (EANS) Neurooncology Committee, member of the Executive Steering Committees and lead PI for several pharmaceuticals companies conducting multicenter international phase III clinical studies, scientific advisor for a number of biotechnology groups, and a member of editorial boards and reviewer for leading scientific journals in his areas of expertise. Dr. Ram previously led a variety of basic and clinical research projects, including leading the first gene therapy trial for patients with brain tumors, at the Surgical Neurology Branch at the National Institutes of Health in Bethesda, MD.

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

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2010 to Dr. Manish Singh, who has served as our President and Chief Executive Officer since February 18, 2008, and to C. Kirk Peacock, who served as our Interim President from November 5, 2007 to February 17, 2008 and who has served as our Chief Financial Officer since May 16, 2005.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)			Option Awards ($)(6)			Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Manish Singh, Ph.D. President and Chief Executive Officer	2009 2010	$ $	243,750 293,287	(1) (2)	$	— 100,000		— —		$ $	87,500 222,500	(7) (8)	—	—	—	$ $	331,250 615,787
James Bender, Vice President – Product Development and Manufacturing	2010		$155,833	(3)		$15,000		—			73,625	(9)					$244,458
C. Kirk Peacock Chief Financial Officer	2009 2010	$ $	80,000 76,000	(4) (5)		— —	$	— 20,390	(11)		$15,194 —	(10)	—	—	—	$ $	95,194 96,390

(1)	Includes $16,667 per month for the period from January 1, 2009 through February 17, 2009 and $20,833 from February 18, 2009 through December 31, 2009 for services rendered to us as President and Chief Executive Officer.
(2)	Includes $20,833 per month for the period from January 1, 2010 through February 17, 2010 and $25,000 from February 18, 2010 through December 31, 2010 for services rendered to us as President and Chief Executive Officer.
(3)	Includes $14,167 per month for the period from February 1, 2010 through December 31, 2010 for services as Vice President – Product Development and Manufacturing.
(4)	Includes $8,000 per month for the period from January 1, 2009 through April 30, 2009 and $6,000 from May 1, 2009 through December 31, 2009 for services rendered to us as Chief Financial Officer and Treasurer.
(5)	Includes $6,000 per month for the period from January 1, 2009 through October 31, 2010 and $8,000 per month from November 1, 2010 through December 31, 2010 for services as Chief Financial Officer and Treasurer.
(6)	This column represents option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.
(7)

Includes (i) a seven-year option to purchase 600,000 shares of our common stock granted February 18, 2008 at an exercise price of $1.00 per share, vesting monthly over a one-year period following the date of grant and (ii) a seven-year option to purchase 300,000 shares of our common stock granted February 18, 2009 at an exercise price of $0.15 per share, vesting monthly over a one-year period following the date of grant and (iii) a seven-

year option to purchase 200,000 shares of our common stock granted February 18, 2009 at an exercise price of $0.15 per share, vesting if the Company achieves during term of the agreement either (a) a volume weighted average trading price for its common stock of greater than $1.00 for any 30-day period during the term of the agreement on average daily trading volume of at least 10,000 shares, or (b) working capital at the end of the term of the agreement of at least $5,000,000, for services rendered as President and Chief Executive Officer.

(8)	Includes (i) a seven-year option to purchase 300,000 shares of our common stock granted February 18, 2009 at an exercise price of $0.15 per share, vesting monthly over a one-year period following the date of grant, (ii) a seven-year option to purchase 360,000 shares of our common stock granted February 18, 2010 at an exercise price of $0.90 per share, vesting monthly over a one-year period following the date of grant, (iii) a seven-year option to purchase 240,000 shares of our common stock granted February 18, 2010 at an exercise price of $0.90 per share, vesting in certain increments if the Company achieves during term of the agreement (a) vesting of 30,000 shares for a volume weighted average trading price for its common stock of greater than $1.60 for any 15-day period during the term of the agreement on average daily trading volume of at least 20,000 shares, or (b) vesting of 90,000 shares for a volume weighted average trading price for its common stock of greater than $2.00 for any 15-day period during the term of the agreement on average daily trading volume of at least 20,000 shares, or (c) vesting of 30,000 shares for treating the first patient in a phase II clinical trial, or (d) vesting of 90,000 shares if the Corporation completes a financing, a strategic alliance or licensing agreement with upfront licensing payments to the Corporation or a merger or acquisition that generates at least $5,000,000 of net proceeds, for services rendered as President and Chief Executive Officer.
(9)	Includes (i) a seven-year option to purchase 75,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting monthly over a one-year period following the date of grant, (ii) a seven-year option to purchase 25,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting if the Company completes by September 30, 2010 the tech transfer to a contract manufacturer organization for ICT-107, including without limitation validation/qualification runs, (iii) a seven-year option to purchase 25,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting if the Company completes by December 31, 2010 FDA acceptance of a Phase II clinical trial plan for ICT-107, and (iv) a seven-year option to purchase 25,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting if the Company completes by December 31, 2010 enrollment of the first patient into the Phase II clinical trial for ICT-107, for services as Vice President – Product Development and Manufacturing.
(10)	Includes (i) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2008 at an exercise price of $0.30 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2008 and (ii) a seven-year option to purchase 50,000 shares of our common stock granted October 30, 2009, at an exercise price of $0.80 per share, vesting monthly over a one-year period following the date of grant, for services rendered as Chief Financial Officer and Treasurer commencing October 30, 2009 and (iii) a seven-year option to purchase 6,000 shares of our common stock granted October 30, 2009, at an exercise price of $0.80 per share, vesting upon the completion of the Company’s internal documentation and internal testing necessary to subsequently complete the Company’s Sarbanes-Oxley Section 404 audit.
(11)	Includes 19, 231 shares of restricted common stock, vesting monthly over a five-month period following the date of grant, for services rendered as Chief Financial Officer and Treasurer.

Stock Option Grants

The following table sets forth information as of December 31, 2010 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2010

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Manish Singh, Ph.D.	700,000	(1)				$1.00	02-17-15
	25,000	(2)				0.27	09-28-15
	250,000	(8)	50,000	(8)		0.15	02-17-16
			400,000	(9)		0.15	02-17-16
	7,846	(10)	23,538	(10)		0.95	09-13-16
C. Kirk Peacock	50,181	(3)	—			0.35	05-15-10
	25,000	(4)	—			1.00	10-29-13
	50,000	(5)	—			1.00	10-29-13
	50,000	(6)	—			1.30	10-29-14
	50,000	(7)				0.30	10-29-15
	50,000	(11)				0.80	10-29-16
James Bender	36,000	(12)				0.68	8-31-15
	15,000	(13)				0.95	8-31-16
	5,000	(14)	5,000	(15)		0.95	8-31-16
	68,750	(16)	6,250	(16)		0.90	1-31-17
	50,000	(17)				0.90	1-31-17

(1)	Vested monthly following grant on February 18, 2008
(2)	Vested 25% quarterly following grant on September 29, 2008
(3)	Vested monthly following grant on May 16, 2005.
(4)	Vested upon grant, October 30, 2006.
(5)	Vested 25% quarterly following grant on October 30, 2006.
(6)	Vested monthly following grant on October 30, 2007.
(7)	Vested monthly following grant on October 30, 2008.
(8)	Vested monthly following grant on February 18, 2009 as to 300,000 shares.
(9)	Vests upon completion of milestones pursuant to contract.
(10)	Vests 25% quarterly following grant on September 14, 2009.
(11)	Vests monthly following grant on October 30, 2009.
(12)	Vested monthly following grant on September 1, 2008.
(13)	Vests 3,000 shares monthly following grant on September 1, 2009
(14)	Vested upon achievement of milestone pursuant to contract.
(15)	Vests upon completion of milestones pursuant to contract.
(16)	Vests monthly following grant on February 1, 2010.
(17)	Vests upon completion of milestones pursuant to contract.

Compensation of Directors

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2010 for their services rendered as directors. The non-employee directors also each received 10,000 shares of our restricted common stock as part of their annual compensation with such grant to vest 25% on January 4, 2011, 25% on March 27, 2011, 25% on June 27, 2011 and 25% on September 27, 2011. The compensation of Dr. Singh, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2010

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(7)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jacqueline Brandwynne	$20,500	—	$27,900	(2)	—	—	—	$48,400
Richard A. Cowell	$24,500	—	$34,100	(3)	—	—	—	$58,600
Navdeep Jaikaria	$24,250	—	$34,100	(4)	—	—	—	$58,350
Robert L. Martuza	$27,000	—	—		—	—	—	$27,000
Rahul Singhvi	$13,861	—	$41,900	(5)	—	—	—	$55,761
John Yu	$30,750	—	$31,000	(6)	—	—	—	$61,750

(1)	This column represents the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	On September 27, 2010 we granted to Ms. Brandwynne a seven-year non-qualified option to purchase 45,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting quarterly over a one-year period for her services as a director.
(3)	On September 27, 2010 we granted to Mr. Cowell a seven-year non-qualified option to purchase 55,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting quarterly over a one-year period for his services as a director.
(4)	On September 27, 2010 we granted to Dr. Jaikaria a seven-year non-qualified option to purchase 55,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting quarterly over a one-year period for his services as a director.
(5)	On September 27, 2010 we granted to Dr. Yu a seven-year non-qualified option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting quarterly over a one-year period for his services as a director.
(6)	As of December 31, 2010, our non-employee directors held vested and unvested options, which they received as compensation for their services as directors, to purchase the following number of shares of our common stock: Jacqueline Brandwynne – 170,401 shares; Richard A. Cowell – 218,301 shares; Navdeep Jaikaria – 55,000 shares; Robert L. Martuza – 137,767 shares; and John Yu – 176,068 shares.

Stock Incentive Plan

We have adopted an equity incentive plan, the 2006 Equity Incentive Plan, as amended (the “Equity Plan”), pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 6,000,000 shares of common stock to our employees, officers, directors, consultants and advisors. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

The Equity Plan is administered by our Board of Directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The Equity Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant. The maximum number of options that may be granted in any fiscal year to any participant is 725,000.

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

As of December 31, 2010, there were outstanding options under the Equity Plan to purchase approximately 3,761,421 shares of our common stock at a weighted average exercise price of approximately $0.78 per share and 61,537 shares of unvested restricted stock. The grants of options and restricted stock under the Equity Plan during 2010 are described below.

In December 2010, we granted 10,000 restricted shares of our common stock to each of five of our non-employee directors as part of their compensation for services as a director with such shares to vest in four equal installments on January 4, 2011, March 27, 2011, June 27, 2011, and September 27, 2011.

In September 2010, we granted a non-qualified option to purchase shares of common stock to each of our directors for their service as a director for the one-year period commencing September 27, 2010. Each of the options granted to the directors has a term of seven years, has an exercise price of $0.90 per share, vests in four equal quarterly installments following the date of grant, and may be exercised within their term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause. The amounts of the annual grants were: Jacqueline

Brandwynne, 45,000 shares; Richard Cowell, 55,000 shares; Dr. Navdeep Jaikaria, 55,000 shares; Dr. Manish Singh, 30,000 shares; Dr. Rahul Singhvi, 55,000 shares and Dr. John Yu, 65,000 shares.

In June 2010, we granted a non-qualified option to purchase 12,500 shares of common stock at an exercise price of $1.14 per share to Dr. Rahul Singhvi for his service on our board until the next annual grant, with such option to vest in four equal quarterly installments following the date of grant, and may be exercised within its term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In June 2010, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock at an exercise price of $1.10 per share to Dr. John Boockvar for service as a member of our Scientific Advisory Board, with such option to vest in four equal quarterly installments for the one-year period following the date of grant.

In May 2010, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock at an exercise price of $1.20 per share to Dr. Ram Zvi for service as a member of our Scientific Advisory Board, with such option to vest in four equal quarterly installments for the one-year period following the date of grant.

In March 2010, we granted a five-year non-qualified option to purchase 150,000 shares of our common stock at an exercise price of $0.90 to Dr. Elma Hawkins for services as Consultant – Clinical Affairs, with such option to vest as to 100,000 shares in equal monthly installments for one year following the date of grant, and 50,000 shares to vest upon the achievement of certain specified milestones.

In March 2010, we granted a seven-year non-qualified option to purchase 125,000 shares of our common stock at an exercise price of $0.90 to Dr. John Yu for services rendered as our Chief Scientific Officer, with 75,000 shares of such option to vest in four equal quarterly installments following the date of grant and with 50,000 shares of such option to vest in accordance with the achievement of milestones contained in his employment agreement, and such option may be exercised within its term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In February 2010, we granted a seven-year incentive option to purchase 600,000 shares of our common stock at an exercise price of $0.90 per share to Dr. Manish Singh upon the renewal of his employment as our President and Chief Executive Officer, with 360,000 of the shares to vest at the rate of 30,000 shares per month during the term of his agreement and with the remaining 240,000 shares to vest in accordance with the achievement of milestones contained in his employment agreement, and such option may be exercised within its term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In February 2010, we granted a seven-year non-qualified option to purchase 150,000 shares of our common stock at an exercise price of $0.90 per share to James Bender in accordance with his employment agreement to serve as our Vice President – Product Development and Manufacturing for a one-year term, with such option to vest at the rate of 6,250 shares per month during the term of the employment agreement and with the remaining 75,000 shares to vest in accordance with the achievement of milestones contained in his employment agreement.

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

Effective March 1, 2010, the Company entered into an Agreement with Dr. Yu under which he agreed to serve on a part-time basis as the Company’s Chief Scientific Officer for a one-year term. The Agreement provides for an annual base salary of $70,000 and for cash bonuses of $15,000 each if prior to December 31, 2010 (i) the FDA has accepted a Phase II clinical trial plan for ICT-107 and (ii) a Physicians Investigator IND submission for one of the Company’s specified product candidates has been accepted by the FDA. Subsequent to February 28, 2011, Dr. Yu has continued to serve as the Company’s Chief Scientific Officer under the terms of the foregoing Agreement pending the negotiation of a new agreement.

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

Effective as of February 18, 2010, the Company entered into a new Employment Agreement with Dr. Manish Singh (the “2010 Employment Agreement”) pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term. The Company is required under the 2010 Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the 2010 Employment Agreement. The 2010 Employment Agreement may be extended for an additional one-year period upon the mutual agreement of the Company and Dr. Singh. Subsequent to February 17, 2010, Dr. Singh has continued to serve as the Company’s President and Chief Executive Officer under the terms of the 2010 Employment Agreement pending the negotiation of a new employment agreement.

The 2010 Employment Agreement provides for an annual base salary of $300,000. In addition, provided that Dr. Singh continues to serve as the Company’s President and Chief Executive Officer for the entire one-year term of the 2010 Employment Agreement, the Company will pay Dr. Singh a discretionary cash bonus of up to $50,000 upon completion of the one-year term.

The 2009 Employment Agreement with Dr. Singh provided that Dr. Singh was entitled to receive cash milestone bonuses, not to exceed an aggregate amount of $200,000, of (1) $50,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $2,500,000 of net proceeds (after commissions) during the term of that agreement, (2) $100,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $5,000,000 of net proceeds (after commissions) during the term of that agreement, or (3) $200,000 upon the Company’s completion of a financing, a strategic alliance or a merger or acquisition generating at least $10,000,000 of net proceeds (after commissions) during the term of that agreement. The 2009 Employment Agreement also provided that an option granted to Dr. Singh to purchase 200,000 shares of the Company’s common stock would vest if the Company’s working capital is at least $8,000,000 at the end of the term of that agreement.

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

James Bender, Ph.D.

Effective February 1, 2010, the Company entered into an Employment Agreement with Dr. James Bender pursuant to which Dr. Bender will serve on a full-time basis as the Company’s Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2010. Prior to February 1, 2010, Dr. Bender had been serving on a part-time basis as the Company’s Vice President – Clinical Development pursuant to an Agreement dated as of September 1, 2009, as amended on September 14, 2009. Subsequent to January 31, 2011, Dr. Bender has continued to serve as the Company’s Vice President – Product Development and Manufacturing under the terms of the foregoing Employment Agreement pending the negotiation of a new employment agreement.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2011 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and our directors and (c) by all executive officers and directors of this company as a group. As of March 1, 2011, there were 28,725,624 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percentage of Class
John S. Yu, M.D.	6,489,492	(3)	18.43%
Socius CG II, Ltd. Socius Capital Group, LLC Terren S. Peizer Patricia Peizer 11150 Santa Monica Boulevard, Suite 1500 Los Angeles, CA 90025	3,073,000	(5)	9.99%
Donald R. Scifres 2010 Annuity Trust R One First Street, Ste. 14 Los Altos, CA 94022	1,789,784	(5)	6.09%
Keith Black, M.D. 8631 West Third Street, Suite 800E Los Angeles, CA 90048	1,400,000	(3)	4.65%
Dr. Manish Singh	1,725,223	(7)	5.79%
James Bender	164,000	(3)	*
C. Kirk Peacock	174,262	(8)	*
Jacqueline Brandwynne	267,901	(9)	*
Richard A. Cowell	195,801	(10)	*
Navdeep Jaikaria	18,750	(11)	*
Rahul Singhvi	26,932	(12)	*
All executive officers and directors as a group (8 persons)	9,200,128		24.81%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons shown is c/o ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days after March 1, 2011, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(3)	All of the shares shown are subject to options.
(4)	Includes 5,000 shares of our restricted stock and 6,484,492 shares of our common stock issuable upon the exercise of stock options.
(5)	Includes 1,025,000 shares owned of record and 2,048,000 shares subject to warrants. Socius CG II, Ltd. holds currently exercisable warrants to exercise up to 2,375,000 shares, but the exercise of these warrants is limited by their terms so that beneficial ownership by Socius CG II, Ltd. shall not exceed at any time 9.99% of our common shares outstanding. The address of Socius CG II, Ltd. is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The address of Socius Capital Group, LLC, Terren S. Peizer and Patricia Peizer is 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025. Socius Capital Group, LLC, Mr. Peizer and Mrs. Peizer each disclaims beneficial ownership of the securities described in the first sentence of this note 4, all of which are held of record by Socius CG II, Ltd. Information regarding the entities and individuals described in this note 4 is based upon a Schedule 13G/A filed by such persons with the SEC on February 14, 2011.
(6)	Includes 1,107,966 shares owned of record and 681,818 shares of our common stock issuable upon exercise of warrants.
(7)	Includes 663,839 shares owned of record and 1,061,384 shares of our common stock issuable upon exercise of options.
(8)	Includes 80,031 shares owned of record, 19,231 shares of our restricted stock and 75,000 shares of our common stock issuable upon exercise of options.
(9)	Includes 40,000 shares owned of record, 5,000 shares of our restricted stock and 222,901 shares of our common stock issuable upon exercise of options.
(10)	Includes 5,000 shares of our restricted stock and 190,801 shares of our common stock issuable upon exercise of stock options.
(11)	Includes 5,000 shares of our restricted stock and 13,750 shares of our common stock issuable upon exercise of stock options.
(12)	Includes 8,182 shares owned of record, 5,000 shares of our restricted stock and 13,750 shares of our common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2010, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	9,764,076	$0.91	1,541,772
Equity compensation plans not approved by stockholders	1,400,000	$1.10	—

Total	11,164,076	$0.94	1,541,772

Our stockholders approved our Equity Plan. The only awards that are outstanding under that plan as of March 1, 2010 are options to acquire 2,978,671 shares of our common stock and restricted stock totaling 69,231 shares. In September 2008 the shareholders increased the authorized number of shares of our common stock available to be issued under our Equity Plan from 1,500,000 shares to 3,400,000 shares. In March 2010, our Board approved an increase in the number of shares of our common stock available to be issued under our Equity Plan from 3,400,000 shares to 6,000,000 shares, which was approved by our shareholders in September 2010.

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

None

Independent Directors

Information regarding our independent directors is set forth above in Item 10 under the captions “Business Experience and Directorships” and “Committees of the Board”.

Item 14.	Principal Accounting Fees and Services.

On October 1, 2010, the Company’s independent registered public accounting firm, Stonefield Josephson, Inc. (“Stonefield”), combined its practice with Marcum LLP. Accordingly, effective October 1, 2010, Stonefield effectively resigned as the Company’s independent registered public accounting firm and MarcumStonefield, a division of Marcum LLP, became the Company’s independent registered public accounting firm. The Audit Committee has appointed MarcumStonefield as our independent registered public accounting firm for the fiscal year ending December 31, 2010. The following table shows the fees that were paid or accrued by us for audit and other services provided by Stonefield for the fiscal 2009 and by MarcumStonefield for fiscal year 2010.

	2009	2010
Audit Fees (1)	$49,249	$54,770
Audit-Related Fees (2)	—	—
Tax Fees (3)	$2,915	$3,000
All Other Fees	$13,495	$39,650

Total	$65,659	$97,420

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2009 and 2010 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by Stonefield were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all of the services that were performed for us by Stonefield and that are now performed for us by MarcumStonefield. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee. All pre-approval decisions must be reported to the Audit Committee at its next meeting. The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of Stonefield and subsequently with maintaining the independence of MarcumStonefield.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (25)

3.6	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (25)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.5	Letter Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.6	Subscription Agreement dated as of April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.7	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.8	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.9	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.10	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and ImmunoCellular Therapeutics, Ltd. (7)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (7)

4.13	Form of Notice of Exercise of Warrants delivered by ImmunoCellular Therapeutics, Ltd. in January 2009 in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. (17)

4.14	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated December 3, 2009. (20)

4.15	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.16	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (22)

4.17	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.18	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (22)

4.19	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (26)

10.1	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.2	First Amendment to Exclusive License Agreement dated as of June 16, 2008 2006, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.3	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.4	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.5	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.6	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.7	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.8	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

10.10	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (10)

10.11	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.12	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.13	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (9)

10.14	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.15	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.16	Employment Agreement dated as of February 18, 2008 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (11)

10.17	Employment Agreement dated as of February 18, 2009 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (17)

10.18	Employment Agreement dated as of November 5, 2007 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. (13)

10.19	Employment Agreement dated as of October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (17)

10.20	Agreement dated as of July 7, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (14)

10.21	Agreement dated as of November 17, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (5)

10.22	Memorandum of Agreement dated as of November 21, 2007 between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.23	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.24	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.25	Agreement dated as of February 14, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. (11)*

10.26	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.. * (17)

10.27	Agreement dated as of September 1, 2008 between James G. Bender and ImmunoCellular Therapeutics, Ltd. (16) *

10.28	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.29	Amendment No. 1 to Agreement dated as of May 1, 2009 to Agreement dated October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. *(18)

10.30	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.31	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.32	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. * (21)

10.33	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. * (27)

10.34	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. * (27)

10.35	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. * (27)

10.36	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.37	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.38	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.* (22)

10.39	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (22)

10.40	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (22)

10.41	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (22)

10.42	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.43	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.44	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (24)

10.45	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (23)

10.46	Purchase Agreement, dated as of February 22, 2011, by and between each investor named therein and ImmunoCellular Therapeutics, Ltd. (26)

10.47	Registration Rights Agreement, dated as of February 22, 2011, by and among the investors named therein and ImmunoCellular Therapeutics, Ltd. (26)

10.48	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † **

10.49	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † **

10.50	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. **

10.51	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. **

10.52	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd.. **

10.53	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. **

10.54	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. **

23.1	Consent of Marcum LLP. **

23.2	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(22)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(23)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(24)	Previously filed by us on November 15, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(25)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference.
(26)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(27)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Date: March 31, 2011	By:	/s/ Manish Singh
Manish Singh, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manish Singh Manish Singh, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ C. Kirk Peacock C. Kirk Peacock	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Jacqueline Brandwynne Jacqueline Brandwynne	Director	March 31, 2011

/s/ Richard A. Cowell Richard A. Cowell	Director	March 31, 2011

/s/ Navdeep Jaikaria Navdeep Jaikaria, Ph.D.	Director	March 31, 2011

/s/ Rahul Singhvi Rahul Singhvi, Sc.D.	Director	March 31, 2011

/s/ John Yu John Yu, M.D.	Director	March 31, 2011

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Index to Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm – Marcum LLP	F-2
Report of Independent Registered Public Accounting Firm – Stonefield Josephson, Inc.	F-3
Balance Sheets as of December 31, 2009 and 2010	F-4
Statements of Operations for each of the three fiscal years in the period ended December 31, 2010 and from February 25, 2004 (Inception) to December 31, 2010	F-5
Statements of Shareholders Equity (Deficit) from February 25, 2004 (Inception) to December 31, 2010	F-6
Statements of Cash Flows for each of the three years in the period ended December 31, 2010 and from February 25, 2004 (Inception) to December 31, 2010	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying balance sheet of ImmunoCellular Therapeutics, Ltd. (a development stage company) (the “Company”) as of December 31, 2010, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended, and for the period from February 25, 2004 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company for the period from February 25, 2004 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 29, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company s ability to continue as a going concern. The financial statements for the period from February 25, 2004 (inception) to December 31, 2009 reflect a net loss of $14,711,146. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 25, 2004 (inception) through December 31, 2009, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. (a development stage company) as of December 31, 2010 and the results of its operations and its cash flows for the year then ended and for the period from February 25, 2004 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP

Los Angeles, California

March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Stockholders of ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying balance sheet of ImmunoCellular Therapeutics, Ltd. (a development stage company) (the “Company”) as of December 31, 2009, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and for the period from February 25, 2004 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. (a development stage company) as of December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009, and for the period from February 25, 2004 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Stonefield Josephson, Inc.

Los Angeles, California

March 31, 2010

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2009	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$331,353	$5,319,776
Short-term investments	1,075,903	—
Other assets	21,903	24,033

Total current assets	1,429,159	5,343,809
Fixed assets, net	5,428	12,367
Deferred financing costs	30,282	—
Other assets	7,847	8,974

Total assets	$1,472,716	$5,365,150

Liability and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$225,601	$171,065
Accrued liabilities	150,120	276,384

Total current liabilities	375,721	447,449

Warrant liabilities	—	2,581,871

Commitments and contingencies (note 5)	—	—

Shareholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of December 31, 2009 and December 31, 2010	—	—
Common stock, $0.0001 par value; 74,000,000 shares authorized; 14,867,842 shares and 22,213,602 shares issued and outstanding as of December 31, 2009 and December 31, 2010, respectively	1,487	2,221
Additional paid in capital	15,859,322	25,341,679
Promissory note	(52,668)	(54,282)
Deficit accumulated during the development stage	(14,711,146)	(22,953,788)

Total shareholders’ equity	1,096,995	2,335,830

Total liabilities and shareholders’ equity	$1,472,716	$5,365,150

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2009	For the Year Ended December 31, 2010	February 25, 2004 (Inception) to December 31, 2010
Revenues	$—	$300,000	$—	$300,000
Expenses:
Research and development	1,296,772	962,526	2,292,630	5,560,267
Merger costs	—	—	—	73,977
Stock-based compensation	513,357	308,303	807,853	7,029,872
General and administrative	1,366,146	1,677,421	2,035,526	6,544,723

Total expenses	3,176,275	2,948,250	5,136,009	19,208,839

Loss before other income and income taxes	(3,176,275)	(2,648,250)	(5,136,009)	(18,908,839)

Other income:
Interest income	116,545	22,045	4,105	334,789
Change in fair value of warrant liability	—	—	(1,018,238)	(2,287,238)

	(3,059,730)	(2,626,205)	(6,150,142)	(20,861,288)

Income taxes	—	—	—	—

Net loss	(3,059,730)	(2,626,205)	(6,150,142)	(20,861,288)
Deemed dividend on redemption of preferred stock	—	—	2,092,500	2,092,500

Net loss attributable to common stock	$(3,059,730)	$(2,626,205)	$(8,242,642)	$(22,953,788)

Weighted average number of common shares:
Basic and diluted	12,540,301	13,719,991	19,188,541	11,295,755

Earnings (loss) per common share:
Basic and diluted	$(0.24)	$(0.19)	$(0.43)	$(2.03)

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Promissory	Deficit Accumulated During the Development	Total
	Shares	Amount	Shares	Amount	Capital	Note	Stage
Initial capitalization at $0.00002 per share	—	$—	6,256,500	$10	$87	$—	$—	$97

Common stock issued for cash during 2004 at $0.00078 per share	—	—	193,500	15	135	—	—	150
Net loss	—	—	—	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	—	—	6,450,000	25	222	—	(11,741)	(11,494)

Common stock issued for cash during 2005 at $0.19 per share	—	—	387,000	659	74,341	—	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	—	—	154,800	16	49,984	—	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	—	—	154,800	15	152,745	—	—	152,760
Net loss	—	—	—	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	—	—	7,146,600	715	277,292	—	(257,745)	20,262

Common stock issued for services during 2006 at $0.50 per share	—	—	73,093	7	36,539	—	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	—	—	1,510,000	151	549,249	—	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	—	—	694,000	69	693,931	—	—	694,000
Shares issued in connection with reverse merger	—	—	825,124	83	(83)	—	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	—	—	(2,059,100)	(206)	(64,794)	—	—	(65,000)
Exercise of stock options	—	—	10,062	1	3,521	—	—	3,522
Stock based compensation (options)	—	—	—	—	4,103,645	—	—	4,103,645
Net loss	—	—	—	—	—	—	(5,152,713)	(5,152,713)

Balance at December 31, 2006	—	—	8,199,779	820	5,599,300	—	(5,410,458)	189,662

Common stock issued for cash during 2007 in private placements at $1.50 per share	—	—	3,531,603	353	4,892,133	—	—	4,892,486
Exercise of stock options	—	—	51,111	5	(5)	—	—	—
Reclassification of warrant derivative liability	—	—	—	—	2,233,600	—	—	2,233,600
Stock based compensation (options)	—	—	—	—	1,296,714	—	—	1,296,714
Net loss	—	—	—	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	—	—	11,782,493	1,178	14,021,742	—	(9,025,211)	4,997,709

Common stock issued for research and development during 2008 at $0.53 per share	—	—	800,000	80	423,920	—	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	—	—	100,000	10	64,990	—	—	65,000
Stock based compensation (options)	—	—	—	—	513,357	—	—	513,357
Net loss	—	—	—	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	—	—	12,682,493	1,268	15,024,009	—	(12,084,941)	2,940,336

Exercise of warrants	—	—	1,970,992	1,97	462,551	—	—	462,748
Exercise of stock options	—	—	214,357	22	64,460	(52,668)	—	11,814
Stock based compensation (options)	—	—	—	—	308,302	—	—	308,302
Net loss	—	—	—	—	—	—	(2,626,205)	(2,626,205)

Balance at December 31, 2009	—	—	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995

Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	—	—	4,230,910	423	3,248,315	—	—	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	—	—	—	—	—	—	—
Exercise of warrants in exchange for promissory note	—	—	2,700,000	270	5,399,730	(5,400,000)	—	—
Redemption of preferred stock for repayment of promissory note	(400)	—	—	—	—	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	—	—	50,000	5	26,495	—	—	26,500
Cashless exercise of stock options	—	—	297,156	30	(30)	—	—	—
Common stock issued for services during 2010 at $0.90 per share	—	—	60,000	6	53,994	—	—	54,000
Common stock issued for services during 2010 at $1.06 per share	—	—	7,694	—	8,156	—	—	8,156
Stock based compensation	—	—	—	—	745,697	—	—	745,697
Interest on promissory note	—	—	—	—	—	(1,614)	—	(1,614)
Net loss	—	—	—	—	—	—	(6,150,142)	(6,150,142)

Balance at December 31, 2010	—	$—	22,213,602	$2,221	$25,341,679	$(54,282)	$(22,953,788)	$2,335,830

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2009	For the Year Ended December 31, 2010	February 25, 2004 (Inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(3,059,730)	$(2,626,205)	$(6,150,142)	$(20,861,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,075	3,397	3,633	9,105
Interest accrued on promissory note	—	—	(1,264)	(1,264)
Change in fair value of warrant liability	—	—	1,018,238	2,287,238
Stock based compensation	513,357	308,303	745,697	6,967,716
Common stock issued for services	—	—	62,156	98,703
Common stock issued for research and development	489,000	—	—	1,335,760
Changes in assets and liabilities:
Other assets	(5,440)	(24,951)	(3,256)	(63,288)
Accounts payable	102,753	92,652	(54,536)	171,065
Accrued liabilities	12,538	95,023	126,264	276,384

Net cash used in operating activities:	(1,945,447)	(2,151,781)	(4,253,560)	(9,780,219)

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	(3,000,000)	1,924,097	1,075,903	—
Purchase of property and equipment	(10,087)	(813)	(10,572)	(61,472)
Cash paid for sale of OMI	—	—	—	(25,000)

Net cash provided by (used in) investing activities:	(3,010,087)	1,923,284	1,065,331	(86,472)

Cash flows from financing activities:
Exercise of stock options	—	11,812	26,500	41,834
Exercise of warrant	—	462,748	—	462,748
Proceeds from issuance of common stock under private placement, net of offering costs	—	—	4,370,994	10,777,480
Proceeds from issuance of preferred stock under private placement, net of offering costs	—	—	3,779,158	3,779,158
Proceeds from issuance of common stock	—	—	—	125,247

Net cash provided by financing activities	—	474,560	8,176,652	15,186,467

Increase in cash and cash equivalents	4,955,534	246,063	4,988,423	5,319,776
Cash and cash equivalents at beginning of period	(5,040,824)	85,290	331,353	—

Cash and cash equivalents at end of period	$85,290	$331,353	$5,319,776	$5,319,776

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—	$—

Income taxes paid	$—	$—	$—	$—

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of December 31, 2010, the Company had an accumulated deficit of $22,953,788. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

2. Summary of Significant Accounting Policies

Development Stage Enterprise – We are a development stage enterprise as defined by Financial Accounting Standard Board’s Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all our present efforts to research and development. All losses accumulated since inception are considered part of our development stage activities.

Liquidity – As of December 31, 2010, we had working capital of $4,896,360, compared to working capital of $1,053,438 as of December 31, 2009. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances, together with the $8 million in proceeds, before offering costs, from our February 2011 private placement and potential proceeds under our preferred stock purchase arrangement with Socius Capital Group, LLC, will be sufficient to fund our currently planned level of operations through at least the third quarter of 2012, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2009 and December 31, 2010, the Company had $0 and $4,500,000, respectively, of certificates of deposit with an original maturity of 90 days or less. These securities were fully covered by FDIC insurance.

Short-Term Investments – As of December 31, 2009 and December 31, 2010, the Company had $1,075,903 and $0, respectively, of certificates of deposit which mature within an original maturity of six months. These securities were fully covered by FDIC insurance. They are classified as held-to-maturity and under ASC Topic 320, “Investments in Debt Securities,” are measured at cost since the Company has the intent and ability to hold these securities to maturity.

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

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred. On November 10, 2010, the Company received a grant under the Patent Protection and Affordable Care Act of 2010. The grant, which totaled $244,479, will be used to fund ongoing projects, including the continued development of ICT-107 and was recorded as an offset to research and development costs for fiscal year end December 31, 2010.

Stock Based Compensation – Stock-based compensation expense is estimated as of the grant date based on the fair value of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and quoted market prices of our common stock to estimate fair value of restricted stock. The expected term is estimated using the simplified method, as defined in Staff Accounting Bulletin No. 107. The risk free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term. Because of our limited trading history as a public company, the stock volatility assumption is based on an analysis of our historical volatility and the volatility of the common stock of comparable companies in the medical industry and on the historical volatility of our stock. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future.

The Company recognizes stock-based compensation expense over the requisite service period, which generally equals the vesting period. For awards that vest based on employment, the Company recognizes the associated compensation expense on a straight-line basis. For performance based awards, the Company recognizes expense using the graded vesting methodology based on the number of shares expected to vest. Compensation expense associated with these performance based awards is adjusted quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date the results are determined.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Risk-free interest rate	2.65%	1.40%	1.24%
Expected dividend yield	None	None	None
Expected term	3.9 years	3.8 years	3.7 years
Expected volatility	100.0%	118.0%	102.0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2009 and 2010 was $0.35, $0.32 and $0.62, respectively.

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

Expected volatility is based on market prices of traded options for comparable entities within our industry and on the historical volatility of our stock.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2010, the Company had 51.8 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes”. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. FASB ASC 740, Income Taxes, (“ASC 740”), clarifies the accounting for uncertainty in income tax positions (“tax positions”). The provisions of ASC 740 require the Company to recognize in its financial statements the impact of a tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense. There was no accrued interest or penalties related to uncertain tax positions as of December 31, 2008, 2009 or 2010. The Company is neither under examination by any taxing authority, nor has it been notified of an impending examination. Due to the Company’s recognition of losses since inception, all of the Company’s reporting periods are effectively open to examination by the applicable taxing authorities.

Fair Value Measurements – The Company measures the fair value of financial assets and liabilities recorded at fair value based on the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Warrant liabilities represent the only financial assets or liabilities recorded at fair value by the Company. The fair value of warrant liabilities are determined based on Level 3 inputs.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 16,113,917 shares, 10,555,927 shares and 12,358,018 shares at December 31, 2008, December 31, 2009 and December 31, 2010, respectively.

Recently Issued Accounting Standards – Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measurements. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Because this update addresses disclosure requirements, the adoption of this update did not impact our financial position, results of operations or cash flows.

Reclassifications – Certain prior year items have been reclassified to conform to current year presentation.

3. Property and Equipment

As of December 31, 2009 and December 31, 2010, $10,900 and $21,472 of equipment had been purchased, respectively. Depreciation expense was $2,075, $3,397 and $3,633 for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, respectively. Depreciation expense was $9,105 for the period from February 25, 2004 (date of inception) to December 31, 2010.

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

Effective March 23, 2010, the Company entered into a Third Amendment to the Exclusive License Agreement (the “Third Amendment”) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that the Company by September 30, 2011 either commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011. These funding requirements were fully satisfied as of June 30, 2010.

On September 20, 2010, the Company entered into a sponsored research agreement with Cedars-Sinai to provide services to develop standard operating procedures for dendritic cell vaccine preparation over the next twelve months for $446,142.

5. Commitments and Contingencies

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

In May 2010, the Company raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

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

In connection with the foregoing transaction, a portion of the warrants held by an affiliate of Socius became vested and exercisable covering 2,700,000 shares of the Company’s common stock for a five-year period at an exercise price of $2.00 per share under the terms of the Preferred Stock Agreement. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On May 2, 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. On December 2, 2010, the affiliate of Socius exercised the remaining portion of its warrant for 1,025,000 shares and paid the $2,050,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Agreement. The Company immediately thereafter redeemed approximately 152 shares of the Preferred Stock by offsetting the $2,050,000 redemption price for these shares against the $2,050,000 owed to the Company under the note. (See “Warrants” and “Warrant Liabilities” below.)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of December 31, 2010, the Company has reserved 6,000,000 shares of common stock for issuance under the Plan and options to purchase 3,761,421 common shares have been granted under the Plan that are currently outstanding.

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

The following table summarizes stock option activity for the Company during the twelve months ended December 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	8,645,084	$1.02
Granted	1,100,000	$0.77
Exercised	—	$—
Forfeited or expired	(43,750)	$0.86

Outstanding December 31, 2008	9,701,334	$0.99
Granted	1,494,822	$0.43
Exercised	(509,229)	$0.69
Forfeited or expired	(131,000)	$0.93

Outstanding December 31, 2009	10,555,927	$0.92
Granted	1,347,500	$0.91
Exercised	(455,332)	$0.39
Forfeited or expired	(353,250)	$1.04

Outstanding December 31, 2010	11,094,845	$0.94	5.6	$4,690,490

Vested or expected to vest at December 31, 2010	10,488,096	$0.94	5.9	$4,432,825

As of December 31, 2010, the total unrecognized compensation cost related to unvested stock options amounted to $448,481, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. On December 31, 2010, warrants to purchase 696,000 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. On December 31, 2010, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with the May 2010 Preferred Stock sale, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-year from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. In December 2010, the affiliate of Socius exercised the remaining portion of its warrant for 1,025,000 shares and paid the $2,050,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 152 shares of the Preferred Stock by offsetting the $2,050,000 redemption price for these shares against the $2,050,000 owed to the Company under the note. On December 31, 2010, no warrants to purchase of the Company’s common stock at $2.00 were outstanding and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with an investor relations agreement in December 2010, the Company issued a two-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.60.

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

Under ASC 815 “Derivatives and Hedging”, the March 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.00. We have concluded that the value of the conversion feature does not materially differ from the valuation of such warrants using the Monte Carlo or lattice simulation models, and therefore the use of the Black-Scholes valuation model is considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. For the year ended December 31, 2010, the Company recorded an other expense charge for the change in fair value of warrant liability of $215,760, with a carrying value of $473,280 at December 31, 2010.

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

Under ASC 815 “Derivatives and Hedging”, the May 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.00. We have concluded that the value of the conversion feature does not materially differ from the valuation of such warrants using the Monte Carlo or lattice simulation models, and therefore the use of the Black-Scholes valuation model is considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. For the year ended December 31, 2010, the Company recorded an other income charge for the change in fair value of warrant liability of $99,636 with a carrying value of $934,091 at December 31, 2010.

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius and issued warrants to purchase an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The excess of the value of the freestanding warrants over the net proceeds of $1,931,342 was charged to change in fair value of warrant liability in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares, which reduced warrant liabilities by $2,395,250. In December 2010, the affiliate of Socius exercised a portion of its warrant for 1,025,000 shares, which reduced warrant liabilities by $912,250.

Under ASC 815 “Derivatives and Hedging”, the May 2010 Preferred Stock warrants do not qualify for equity treatment, and are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Since settlement feature included in the warrant agreement is calculated using the Black-Scholes valuation model, the Company uses the Black-Scholes valuation model to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. For the year ended December 31, 2010, the Company recorded an other income charge for the change in fair value of warrant liability of $1,228,500, with a carrying value of $1,174,500 at December 31, 2010.

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2010:

Warrant Liabilities
Balance – January 1, 2010	$—
Issuance of warrants	6,907,609
Exercise of warrants	(3,307,500)
(Gain) or Loss included in earnings	(1,018,238)
Transfers in and/or out of Level 3	—

Balance – December 31, 2010	$2,581,871

Promissory Note

In October 2009, the Company’s former President exercised stock options for 150,479 shares of common stock and as provided under the stock option agreement provided the Company with a full recourse five-year promissory note bearing interest of 2.59% per annum. The promissory note is secured by a pledge of shares being acquired with all proceeds of any sale to be applied first to retire in full the promissory note. The Company recorded the promissory note as an offset against shareholders’ equity. For the year ended December 31, 2010, the Company recorded interest income of $1,614.

7. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and start-up costs that will be amortized for tax purposes once the Company begins doing business as defined by the Internal Revenue Code.

As of December 31, 2010, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	2008	2009	2010
Income tax benefit at the federal statutory rate	(34%)	(34%)	(34%)
State income tax benefit, net of federal tax benefit	(6%)	(6%)	(6%)
Change in fair value of warrant liability	—	—	(7%)
Change in valuation allowance for deferred tax assets	40%	40%	47%

Total	—	—	—

Deferred taxes consisted of the following:

	December 31, 2009	December 31, 2010
Net operating loss carryforwards	$2,888,051	$4,617,671
Stock-based compensation	2,488,808	2,811,949
Less valuation allowance	(5,376,859)	(7,429,620)

Net deferred tax asset	$—	$—

At December 31, 2009 and December 31, 2010, the Company had approximately $7,220,127 and $11,544,178, respectively, of net operating loss carryforwards. Due to our equity financing transactions, and other owner shifts as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, we incurred “ownership changes” pursuant to the Code. Accordingly, our use of net operating loss carryforwards is limited. We are currently studying the impact of Section 382 on the future realization of our various tax attributes. Such losses expire in 2024 through 2030 as of December 31, 2010. The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

As of the date of adoption of ASC 740 and the years ended December 31, 2010, 2009 and 2008, the tax returns for 2008 through 2010 remain open to examination by the Internal Revenue Service and state tax authority.

8. Comprehensive Loss

For the year ended December 31, 2010, there was no other comprehensive loss and accordingly a Statement of Other Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

9. Subsequent Events

Private Placement

In February 2011, the Company raised $8,090,664 (before commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,609,898 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. The warrants have a term of

60 months from the date of issuance. As a result of the Financing Transaction, the Company at the Closing issued to Summer Street Research Partners and Dawson James Securities, Inc. (collectively, the “Placement Agents”), who served as the placement agents for the Financing Transactions, warrants to purchase up to 208,791 shares of Common Stock (the “Placement Agent Warrants”) on the same terms and conditions as the Investor Warrants and paid a commission of $566,345 to the Placement Agents as well as certain of their expenses.

Sponsored Research and Vaccine Production Agreement

In January 2011, the Company entered in to a Sponsored Research and Vaccine Production Agreement with the University of Pennsylvania extending our existing sponsored research agreement with that institution and providing certain manufacturing services for ICT-107 vaccine for use in our Phase II clinical trial.

Research Agreement

In January 2011, the Company amended the agreement with Averion to provide additional services in connection with our planned Phase II clinical study for our dendritic cell-based cancer vaccine product candidate for the treatment of glioblastoma for an additional cost of $469,807.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (4)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (25)

3.6	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (25)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Form of Subscription Agreement containing registration rights issued by Spectral Molecular Imaging, Inc. in January 2006 and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.3	Form of Warrant issued in January 2006 to purchase shares of the common stock of Spectral Molecular Imaging, Inc. and assumed by ImmunoCellular Therapeutics, Ltd. (4)

4.4	Subscription Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.5	Letter Agreement dated as of February 16, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.6	Subscription Agreement dated as of April 19, 2007 between ImmunoCellular Therapeutics, Ltd. and RAB Special Situations (Master) Fund Limited. (6)

4.7	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 800,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.8	Warrant dated as of February 16, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 533,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.9	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 200,000 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

Ex - 1

4.10	Warrant dated as of April 19, 2007 issued by ImmunoCellular Therapeutics, Ltd. to Credit Suisse Client Nominees (UK) Limited, as nominee for RAB Special Situations (Master) Fund Limited, for the purchase of 133,334 shares of the common stock of ImmunoCellular Therapeutics, Ltd. (6)

4.11	Form of Subscription Agreement containing registration rights between the participants in the April/May 2007 private placement and ImmunoCellular Therapeutics, Ltd. (7)

4.12	Form of Warrant issued to participants in the April/May 2007 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (7)

4.13	Form of Notice of Exercise of Warrants delivered by ImmunoCellular Therapeutics, Ltd. in January 2009 in connection with the reduction from $2.50 to $0.25 per share of the exercise price of warrants to purchase a total of 6,112,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. and in connection with the extension of the expiration date of warrants to purchase a total of 6,412,583 shares of common stock of ImmunoCellular Therapeutics, Ltd. (17)

4.14	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated December 3, 2009. (20)

4.15	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.16	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (22)

4.17	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.18	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (22)

4.19	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (26)

10.1	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.2	First Amendment to Exclusive License Agreement dated as of June 16, 2008 2006, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.3	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.4	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.5	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.6	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.7	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.* (8)

10.8	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (4)

Ex - 2

10.10	Amendment No. 1 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (10)

10.11	Amendment No. 2 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.12	Amendment No. 3 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (11)

10.13	Amendment No. 4 to the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (9)

10.14	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.15	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.16	Employment Agreement dated as of February 18, 2008 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (11)

10.17	Employment Agreement dated as of February 18, 2009 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.* (17)

10.18	Employment Agreement dated as of November 5, 2007 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. (13)

10.19	Employment Agreement dated as of October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (17)

10.20	Agreement dated as of July 7, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd. (14)

10.21	Agreement dated as of November 17, 2006 between Technomedics Management & Systems, Inc. and ImmunoCellular Therapeutics, Ltd.* (5)

10.22	Memorandum of Agreement dated as of November 21, 2007 between Molecular Discoveries LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.23	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.24	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.25	Agreement dated as of February 14, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. (11)*

10.26	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. * (17)

10.27	Agreement dated as of September 1, 2008 between James G. Bender and ImmunoCellular Therapeutics, Ltd. (16) *

10.28	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.29	Amendment No. 1 to Agreement dated as of May 1, 2009 to Agreement dated October 30, 2008 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. *(18)

Ex - 3

10.30	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.31	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.32	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. *(21)

10.33	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. * (27)

10.34	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. * (27)

10.35	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. * (27)

10.36	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.37	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.38	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.* (22)

10.39	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (22)

10.40	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (22)

10.41	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (22)

10.42	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.43	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.44	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.* (24)

10.45	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (23)

10.46	Purchase Agreement, dated as of February 22, 2011, by and between the Company and each investor named therein. (26)

10.47	Registration Rights Agreement, dated as of February 22, 2011, by and among the Company and the investors named therein. (26)

10.48	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † **

Ex - 4

10.49	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † **

10.50	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. **

10.51	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. **

10.52	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. **

10.53	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. **

10.54	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. **

23.1	Consent of Marcum LLP. **

23.2	Consent of Stonefield Josephson, Inc. **

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with this Annual Report on Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Ex - 5

(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(22)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(23)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(24)	Previously filed by us on November 15, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(25)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference.
(26)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(27)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

Ex - 6