Form 10-Q
period 2011-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2011-05-16
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Issuer had 28,958,506 shares of its common stock outstanding as of May 11, 2011.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

		Page
PART I FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of December 31, 2010 and March 31, 2011 (unaudited)	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2010 (unaudited) and 2011 (unaudited) and from February 25, 2004 (Inception) to March 31, 2011 (unaudited)	2
	Condensed Statements of Shareholders’ Equity for the Three Months Ended March 31, 2011 (unaudited) and from February 25, 2004 (Inception) to March 31, 2011 (unaudited)	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 (unaudited) and 2011 (unaudited) and from February 25, 2004 (Inception) to March 31, 2011 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Removed and Reserved	26
Item 6.	Exhibits	28

SIGNATURES		29
EXHIBIT LIST		30

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2010	March 31, 2011
		(unaudited)
Assets
Current assets:
Cash and short-term investments	$5,319,776	$11,254,225
Other assets	24,033	60,304

Total current assets	5,343,809	11,314,529
Fixed assets, net	12,367	46,689

Other assets	8,974	8,974

Total assets	$5,365,150	$11,370,192

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$171,065	$50,612
Accrued liabilities	276,384	363,832

Total current liabilities	447,449	414,444

Warrant liability	2,581,871	6,105,642

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.0001 par value; 74,000,000 shares authorized; 22,213,602 shares and 28,151,469 shares issued and outstanding as of December 31, 2010 and March 31, 2011, respectively	2,221	2,815
Additional paid in capital	25,341,679	30,613,984
Promissory note	(54,282)	(54,634)
Deficit accumulated during the development stage	(22,953,788)	(25,712,059)

Total shareholders’ equity	2,335,830	4,850,106

Total liabilities and shareholders’ equity	$5,365,150	$11,370,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 30, 2010	For the Three Months Ended March 31, 2011	February 25, 2004 (Inception) to March 31, 2011
Revenues	$—	$—	$300,000

Expenses:
Research and development	179,695	917,214	6,477,481
Merger costs	—	—	73,977
Stock based compensation	131,083	241,981	7,271,853
General and administrative	451,197	553,721	7,098,443

Total expenses	761,975	1,712,916	20,921,754

Loss before other income and income taxes	(761,975)	(1,712,916)	(20,621,754)
Interest income	473	1,636	336,424
Increase in fair value of warrant liability	(6,960)	(1,046,991)	(3,334,229)

Loss before income taxes	(768,462)	(2,758,271)	(23,619,559)

Income taxes	—	—	—

Deemed dividend on preferred stock	—	—	(2,092,500)

Net loss	$(768,462)	$(2,758,271)	$(25,712,059)

Weighted average number of shares:
Basic and diluted	14,965,595	24,314,228	11,748,134

Loss per share:
Basic and diluted	$(0.05)	$(0.11)	$(2.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Initial capitalization at $0.00002 per share	—	$—	6,256,500	$10	$87	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	—	—	193,500	15	135	—	—	150
Net loss	—	—	—	—	—	—	(11,741)	(11,741)

Balance at December 31, 2004	—	—	6,450,000	25	222	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	—	—	387,000	659	74,341	—	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	—	—	154,800	16	49,984	—	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	—	—	154,800	15	152,745	—	—	152,760
Net loss	—	—	—	—	—	—	(246,004)	(246,004)

Balance at December 31, 2005	—	—	7,146,600	715	277,292	—	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	—	—	73,093	7	36,539	—	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	—	—	1,510,000	151	549,249	—	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	—	—	694,000	69	693,931	—	—	694,000
Shares issued in connection with reverse merger	—	—	825,124	83	(83)	—	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	—	—	(2,059,100)	(206)	(64,794)	—	—	(65,000)
Exercise of stock options	—	—	10,062	1	3,521	—	—	3,522
Stock based compensation (options)	—	—	—	—	4,103,645	—	—	4,103,645
Net loss	—	—	—	—	—	—	(5,152,713)	(5,152,713)
Balance at December 31, 2006	—	—	8,199,779	820	5,599,300	—	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	—	—	3,531,603	353	4,892,133	—	—	4,892,486
Exercise of stock options	—	—	51,111	5	(5)	—	—	—
Reclassification of warrant derivative liability	—	—	—	—	2,233,600	—	—	2,233,600
Stock based compensation (options)	—	—	—	—	1,296,714	—	—	1,296,714
Net loss	—	—	—	—	—	—	(3,614,753)	(3,614,753)

Balance at December 31, 2007	—	—	11,782,493	1,178	14,021,742	—	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	—	—	800,000	80	423,920	—	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	—	—	100,000	10	64,990	—	—	65,000
Stock based compensation (options)	—	—	—	—	513,357	—	—	513,357
Net loss	—	—	—	—	—	—	(3,059,730)	(3,059,730)

Balance at December 31, 2008	—	—	12,682,493	1,268	15,024,009	—	(12,084,941)	2,940,336
Exercise of warrants	—	—	1,970,992	1,97	462,551	—	—	462,748
Exercise of stock options	—	—	214,357	22	64,460	(52,668)	—	11,814
Stock based compensation (options)	—	—	—	—	308,302	—	—	308,302
Net loss	—	—	—	—	—	—	(2,626,205)	(2,626,205)

Balance at December 31, 2009	—	—	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	—	—	4,230,910	423	3,248,315	—	—	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	—	—	—	—	—	—	—
Exercise of warrants in exchange for promissory note	—	—	2,700,000	270	5,399,730	(5,400,000)	—	—
Redemption of preferred stock for repayment of promissory note	(400)	—	—	—	—	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	—	—	50,000	5	26,495	—	—	26,500
Cashless exercise of stock options	—	—	297,156	30	(30)	—	—	—
Common stock issued for services during 2010 at $0.90 per share	—	—	60,000	6	53,994	—	—	54,000
Common stock issued for services during 2010 at $1.06 per share	—	—	7,694	—	8,156	—	—	8,156
Stock based compensation	—	—	—	—	745,697	—	—	745,697
Interest on promissory note	—	—	—	—	—	(1,614)	—	(1,614)
Net loss	—	—	—	—	—	—	(6,150,142)	(6,150,142)

Balance at December 31, 2010	—	—	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830
Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	—	—	5,219,768	522	4,982,816	—	—	4,983,338
Exercise of stock options	—	—	66,000	7	47,573	—	—	47,580
Cashless exercise of stock options	—	—	652,099	65	(65)	—	—	—
Stock based compensation	—	—	—	—	241,981	—	—	241,981
Interest on promissory note	—	—	—	—	—	(352)	—	(352)
Net loss	—	—	—	—	—	—	(2,758,271)	(2,758,271)

Balance at March 31, 2011	—	—	28,151,469	$2,815	$30,613,984	$(54,634)	$(25,712,059)	$4,850,106

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2011	February 25, 2004 (Inception) to March 31, 2011
Cash flows from operating activities:
Net loss	$(768,462)	$(2,758,271)	$(23,619,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	3,603	12,708
Interest earned on promissory note	—	(352)	(1,616)
Increase in fair value of warrant liability	6,960	1,046,991	3,334,229
Stock-based compensation	131,083	241,981	7,209,348
Common stock issued for services	—	—	98,703
Common stock issued for research and development	—	—	1,335,760
Changes in assets and liabilities:
Other assets	(30,744)	(36,271)	(99,559)
Accounts payable	(32,155)	(120,453)	50,612
Accrued liabilities	15,349	87,449	363,832

Net cash used in operating activities	(677,061)	(1,535,323)	(11,315,542)

Cash flows from investing activities:
Purchase of property and equipment	—	(37,925)	(99,397)
Cash paid for sale of Optical Molecular Imaging, Inc.	—	—	(25,000)

Net cash used in investing activities	—	(37,925)	(124,397)

Cash flows from financing activities:
Exercise of stock options	—	47,578	89,412
Exercise of warrants	—	—	462,748
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	1,684,968	7,460,119	18,237,599
Proceeds from issuance of preferred stock under private placements, net of offering costs	—	—	3,779,158
Proceeds from issuance of common stock	—	—	125,247

Net cash provided by financing activities	1,684,968	7,507,697	22,694,164

Increase (decrease) in cash and short-term investments	1,007,907	5,934,449	11,254,225
Cash and short-term investments at beginning of period	1,407,256	5,319,776	—

Cash and short-term investments at end of period	$2,415,163	$11,254,225	$11,254,225

Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of March 31, 2011, the Company had an accumulated deficit of $25,712,059. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at March 31, 2011 and for the three months period ended March 31, 2010 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2010 financial statement presentation. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2010. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise – The Company is a development stage enterprise as defined by Financial Accounting Standard Board’s Topic 915, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all our present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity - As of March 31, 2011, the Company had working capital of $10,900,085, compared to working capital of $4,896,360 as of December 31, 2010. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds the Company currently has available. However, the Company believes that its existing cash balances will be sufficient to fund its currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and Short-Term Investments – The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2010 and March 31, 2011, the Company had $4,500,000 and $4,035,677 respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under ASC Topic 320, “Investments – Debt and Equity Securities”, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

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

Stock Based Compensation – Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Based” requires that the cost resulting for all share-based payment transactions be recognized in the Company’s condensed financial statements.

Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

Three Months Ended March 31, 2010
Risk-free interest rate	1.38%
Expected dividend yield	None
Expected life	3.78 years
Expected volatility	118.0%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 was $0.61. There were no options granted during the three months ended March 31, 2011.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2011, the Company had approximately 45.8 million shares of authorized but unissued common stock.

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

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of March 31, 2011, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 39,014,677 shares and 40,977,430 shares at March 31, 2010 and 2011, respectively.

Recently Issued Accounting Standards – In June 2009, the FASB, issued the FASB Accounting Standards Codification. All existing accounting standard documents were superceded by the Codification and the Codification became the source of all authoritative generally accepted accounting principles, or GAAP, except for rules and interpretive releases from the SEC, which are still sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and the Company is using the new guidelines and numbering systems prescribed by the Codification when referring to GAAP in these condensed financial statements for the period ended March 31, 2011. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations,” to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. The adoption of this provision did not have a material impact on the Company’s financial statements.

3.	Property and Equipment

As of December 31, 2010 and March 31, 2011, $21,472 and $59,397 of equipment had been placed into service. Depreciation expense was $908 and $3,603 for the three months ended March 31, 2010 and March 31, 2011, respectively. Depreciation expense was $12,708 for the period from February 25, 2004 (date of inception) to March 31, 2011.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology, subject to a reduction if it must make any payments to any third party whose proprietary rights would be infringed by sale of the products. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through March 31, 2011, the Company has paid Cedars-Sinai a total of $250,369 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and a waiver of this requirement was obtained from Cedars-Sinai (see Second Amendment below).

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

Effective March 23, 2010, the Company entered into a Third Amendment to Exclusive License Agreement (the “Third Amendment”) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that the Company by September 30, 2011 either commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011. These Phase II clinical trial and funding requirements have been fully satisfied.

5.	Commitments and Contingencies:

Employment Agreement with Dr. Manish Singh

On March 4, 2010, the Company entered into an Employment Agreement, effective as of February 18, 2010, with Dr. Manish Singh pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2010. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the Employment Agreement. The Employment Agreement may be extended for an additional one-year period upon the mutual agreement of the Company and Dr. Singh. Dr. Singh continued to serve as the Company’s President and Chief Executive Officer under the terms of this Employment Agreement after its one-year term until he entered into a new Employment Agreement with the Company in May 2011 that was made effective as of February 18, 2011 (see Footnote 8).

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

Employment Agreement with Dr. James Bender

On March 4, 2010, the Company entered into an Employment Agreement, effective as of February 1, 2010, with Dr. James Bender pursuant to which Dr. Bender will serve on a full-time basis as the Company’s Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2010. Prior to February 1, 2010, Dr. Bender had been serving on a part-time basis as the Company’s Vice President – Clinical Development pursuant to an Agreement dated as of September 1, 2009, as amended on September 14, 2009 (the “Prior Agreement”). Dr. Bender continued to serve as the Company’s Vice President-Product Development and Manufacturing under the terms of this Employment Agreement after its one-year term until he entered into a new Employment Agreement with the Company in May 2011 that was made effective as of February 1, 2011 (see Footnote 8).

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

Agreement with Dr. John Yu

Effective March 1, 2010, the Company entered into an Agreement with Dr. Yu under which he agreed to serve on a part-time basis as the Company’s Chief Scientific Officer for a one-year term. Dr. Yu continued to serve as the Company’s Chief Scientific Officer under this Agreement after its one-year term until he entered into a new Agreement with the Company in May 2011 that was made effective as of March 1, 2011 (see Footnote 8).

The Company’s Agreement with Dr. Yu provides for an annual base salary of $70,000 and for cash bonuses of $15,000 each if prior to December 31, 2010 (i) the FDA has accepted a Phase II clinical trial plan for ICT-107 and (ii) a Physicians Investigator IND submission for one of the Company’s specified product candidates has been accepted by the FDA.

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

In May 2010, the Company raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

In February 2011, the Company raised $7,460,119 (after commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,609,884 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

Preferred Stock

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of March 31, 2011, the Company has reserved 6,000,000 shares of common stock for issuance under the Plan and options to purchase 2,812,154 common shares have been granted under the Plan that are currently outstanding.

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

The following table summarizes stock option activity for the Company during the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	11,094,845	$0.94
Granted	—	$—
Exercised	(926,267)	$0.48
Forfeited or expired	(5,000)	$0.95

Outstanding March 31, 2011	10,163,578	$0.98	5.39	$13,427,949

Vested or expected to vest at March 31, 2011	9,802,453	$0.98	5.45	$12,935,114

As of March 31, 2011, the total unrecognized compensation cost related to unvested stock options amounted to $110,643, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. As of March 31, 2011, warrants to purchase 696,000 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of March 31, 2011, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with the May 2010 Preferred Stock sale, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-year from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. In December 2010, the affiliate of Socius exercised the remaining portion of its warrant for 1,025,000 shares and paid the $2,050,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 152 shares of the Preferred Stock by offsetting the $2,050,000 redemption price for these shares against the $2,050,000 owed to the Company under the note. As of March 31, 2011, no warrants to purchase of the Company’s common stock at $2.00 were outstanding and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with an investor relations agreement in December 2010, the Company issued a two-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.60.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,884 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance. As of March 31, 2011, warrants to purchase 2,609,884 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

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

Under ASC 815 “Derivatives and Hedging”, the March 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.00. For periods prior to the three months ended March 31, 2011, the Company previously had concluded that the value of the conversion feature does not materially differ from the valuation of such warrants using the Monte Carlo or lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. For the three months ended March 31, 2010, the Company recorded a charge to other income for the change in fair value of warrant liability of $6,960. During the three months ended March 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at March 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 84%; (iii) risk free rate of 0.34% and (iv) expected term of 1.17 years. Based upon this model, the Company recorded a credit to other income of $80,040 during the three months ended March 31, 2011.

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

Under ASC 815 “Derivatives and Hedging”, the May 2010 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.00. For periods prior to the three months ended March 31, 2011, the Company previously had concluded that the value of the conversion feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. During the three months ended March 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at March 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 127%; (iii) risk free rate of 0.67% and (iv) expected term of 2.17 years. Based upon this model, the Company recorded a charge to other income of $184,328 during the three months ended March 31, 2011.

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

Under ASC 815 “Derivatives and Hedging”, the May 2010 Preferred Stock warrants do not qualify for equity treatment, and are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. For periods prior to the three months ended March 31, 2011, the Company previously used the Black Scholes valuation model to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. During the three months ended March 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at March 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 138%; (iii) risk free rate of 1.60% and (iv) expected term of 4.17 years. Based upon this model, the Company recorded a charge to other income of $214,650 during the three months ended March 31, 2011.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,884 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,780 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55.

Under ASC 815 “Derivatives and Hedging”, the February 2011 warrants do not qualify for equity treatment due to the potential variability of their exercise price, and therefore are recognized as a liability. The warrant liability will be adjusted to fair value each reporting period, and any changes in value will be recognized in the statement of operations. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $2.25. The Company valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,780. As of March 31, 2011, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 4.9 years and has recorded a charge to other income for the change in the fair value of the warrant liability of $728,054.

The following is a reconciliation of the beginning and ending balances for warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2011:

Warrant Liabilities
Balance – December 31, 2010	$2,581,871
Issuance of warrants	2,476,780
Exercise of warrants	—
(Gain) or Loss included in earnings	1,046,991
Transfers in and/or out of Level 3	—

Balance – March 31, 2011	$6,105,642

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

For the three months ended March 31, 2011 and 2010, there was no other comprehensive loss and accordingly a Statement of Other Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

8.	Subsequent Events

Employment Agreement with Manish Singh

On May 10, 2011, the Company entered into an Employment Agreement, effective as of February 18, 2011, with Dr. Manish Singh pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2011. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the Employment Agreement. The Employment Agreement automatically renews on the one-year anniversary date of the effective date of February 18, 2011 of each year thereafter for successive one-year terms unless terminated by either party.

The Employment Agreement provides for an annual base salary of $315,000. In addition, provided that Dr. Singh continues to serve as the Company’s President and Chief Executive Officer for the entire one-year term of the Employment Agreement, the Company will pay Dr. Singh a discretionary cash bonus of up to $100,000 upon the attainment of certain corporate goals.

The Employment Agreement also provides Dr. Singh a seven-year incentive stock option grant to purchase 270,000 shares of common stock under the Company’s 2006 Equity Incentive Plan (the “Plan”) at an exercise price of $2.25 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest as follows; (i) 20,000 shares on February 17, 2012, (ii) 50,000 shares on February 17, 2013, (iii) 50,000 shares on February 17, 2014, (iv) 50,000 shares upon the Company attaining a market capitalization of at least $100 million for ten consecutive trading dates, (v) 50,000 shares upon the Company attaining a market capitalization of at least $150 million for ten consecutive trading days and (vi) 50,000 shares upon the Company attaining a market capitalization of at least $200 million for ten consecutive trading days. The option may be exercised during the term that Dr. Singh provides services to the Company and for twelve months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause, then (i) the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary, (ii) any stock options granted to Dr. Singh, to the extent vested, will be retained by Dr. Singh and will be exercisable on the terms described above, and (3) the vesting of an additional number of shares subject to all options granted to Dr. Singh equal to 50% of all shares subject to such options that vest based solely on the passage of time and that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Singh terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence, except that 100% of his options will vest if his employment terminates for good reason following a merger or similar corporate transaction in which the Company is not the surviving entity and the surviving entity does not offer Dr. Singh an executive position at a compensation level at least equal to his then compensation under the Employment Agreement.

Employment Agreement with James Bender

On May 10, 2011, the Company entered into an Employment Agreement, effective as of February 1, 2011, with Dr. James Bender pursuant to which Dr. Bender will continue to serve on a full-time basis as the Company’s Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2011. The Employment Agreement automatically renews on the one-year anniversary date of the effective date of February 1, 2011 of each year thereafter for successive one-year terms unless terminated by either party.

The Employment Agreement provides for an annual base salary of $175,000. In addition, provided that Dr. Bender continues to serve as the Company’s Vice President – Product Development and Manufacturing for the entire one-year term of the Employment Agreement, the Company will pay Dr. Bender a discretionary cash bonus of up to $35,000 upon the attainment of certain corporate goals.

The Employment Agreement also provides Dr. Bender a seven-year incentive stock option grant to purchase 120,000 shares of common stock under the Plan at an exercise price of $2.25 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest as to (i) 60,000 shares in three annual installments of 20,000 shares each, with the first installment to vest on January 31, 2012; (ii) 20,000 shares upon the Company attaining a market capitalization of at least $100 million for ten consecutive trading dates; (iii) 20,000 shares upon the Company attaining a market capitalization of at least $150 million for ten consecutive trading dates; and (iv) 20,000 shares upon the Company attaining a market capitalization of at least $200 million for ten consecutive trading dates. The option may be exercised during the term that Dr. Bender provides services to the Company and for twelve months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause, then (i) the Company upon such termination will be required to make a lump sum payment to Dr. Bender equal to six months of his base annual salary, (ii) any stock options granted to Dr. Bender, to the extent vested, will be retained by Dr. Bender and will be exercisable on the terms described above, and (iii) the vesting of an additional number of shares subject to all options granted to Dr. Bender equal to 50% of all shares subject to such options that vest solely on the passage of time and that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Bender terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence, except that 100% of his options will vest if his employment terminates for good reason following a merger or similar corporate transaction in which the Company is not the surviving entity and the surviving entity does not offer Dr. Bender an executive position at a compensation level at least equal to his then compensation under the Employment Agreement.

Agreement with John Yu

On May 10, 2011, the Company entered into an Agreement, effective as of March 1, 2011, with Dr. John Yu pursuant to which Dr. Yu will continue to serve as the Company’s Chief Scientific Officer for a one-year term commencing March 1, 2011. The term of this Agreement will automatically renew on the one-year anniversary date of the Agreement each year after March 1, 2011 for successive one-year terms unless either party terminates. Dr. Yu may also terminate the Agreement at any time upon 60 days notice.

The Agreement provides for an annual base salary of $70,000. In addition, Dr. Yu will receive a bonus of $15,000 each (a maximum total of $30,000) upon and provided that the Company achieves each of the following milestones within one year from the March 1, 2011: (i) enrollment of 75 patients in the Phase II trial of ICT-107 and (ii) filing of an IND for either a new indication for ICT-107 or for another product candidate of the Company.

The Agreement also provides Dr. Yu a seven-year incentive stock option grant to purchase 50,000 shares of common stock under the Plan at an exercise price of $1.95 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest in three equal annual installments, with the first vesting date to be February 29, 2012. The option may be exercised during the term that Dr. Yu provides services to the Company and for twelve months after termination for any reason except termination without cause by Dr. Yu or termination for cause by the Company, provided that such exercise is within the seven-year term of the option. All of the options granted to Dr. Yu will vest if his services terminate following a merger or similar corporate transaction in which the Company is not the surviving entity and the surviving entity does not offer Dr. Yu an executive position at a compensation level at least equal to his then compensation level under the Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation formerly known as Optical Molecular Imaging, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2010. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of March 31, 2011, we had an accumulated deficit of $25,712,059. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to March 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the three months ended March 31, 2010 and 2011, we recorded an expense of $179,695 and $917,214, respectively, related to research and development activities.

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

Results of Operations

Revenues

We had no revenues during the three months ended March 31, 2010 and 2011. We do not expect to generate any operating revenues during 2011.

Expenses

General and administrative expenses for the three months ended March 31, 2010 and 2011 were $451,197 and $553,721, respectively. The increase in general and administrative expenses is primarily due to increases in personnel costs, investor relations and professional fees. Included in personnel costs are bonuses tied to the achievement of certain clinical milestones.

Research and development expenses for the three months ended March 31, 2010 and 2011 were $179,695 and $917,214, respectively. The increase in research and development expenses is primarily due to increased costs associated with the commencement of Phase II clinical trials of ICT-107.

We had $138,951 of non-cash expense for the three months ended March 31, 2010, consisting of $131,083 of stock based compensation, $6,960 of change in fair value of the warrant derivatives and $908 of depreciation expense. For the three months ended March 31, 2011, we incurred $1,292,575 of non-cash expense consisting of $241,981 of stock based compensation, $1,046,991 of change in fair value of warrant derivatives, and $3,603 of depreciation expense.

Loss

We incurred a net loss of $768,462 and $2,758,271 for the three months ended March 31, 2010 and 2011, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $10,900,085, compared to working capital of $4,896,360 as of December 31, 2010.

We do not currently anticipate that we will derive any revenues from either product sales or licensing during the foreseeable future. We do not have any bank credit lines and have financed all of our prior operations through the sale of securities, including private placements in March 2010, May 2010 and February 2011 that generated proceeds for us (before commissions and offering expenses) of $1,740,000, $6,740,001 and $8,090,644 respectively.

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

As of March 31, 2011, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $677,061 of cash in our operations for the three months ended March 31, 2010, compared to $1,535,323 for the three months ended March 31, 2011. During the three months ended March 31, 2011, we greatly expanded our research and development activities and incurred additional personnel related costs. During the three months ended March 31, 2011, we also incurred greater non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $1,046,991 compared to $6,960 in the same period last year.

We used no cash from our investing activities for the three months ended March 31, 2010. During the three months ended March 31, 2011, we purchased $37,925 of machinery to support our research and development activities.

During the three months ended March 31, 2010, we received net proceeds $1,684,968 from the issuance of common stock and warrants and during the three months ended March 31, 2011, we received net proceeds of $7,460,119 from the issuance of common stock and warrants. Additionally, during the three months ended March 31, 2011, we received $47,578 from the exercise of stock options.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered securities during the three -month period ended March 31, 2011 that were not previously reported in a Current Report on Form 8-K, and the Company did not repurchase any securities during that period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

Employment Agreement with Manish Singh

On May 10, 2011, the Company entered into an Employment Agreement, effective as of February 18, 2011, with Dr. Manish Singh pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2011. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the Employment Agreement. The Employment Agreement automatically renews on the one-year anniversary date of the effective date of February 18, 2011 of each year thereafter for successive one-year terms unless terminated by either party.

The Employment Agreement provides for an annual base salary of $315,000. In addition, provided that Dr. Singh continues to serve as the Company’s President and Chief Executive Officer for the entire one-year term of the Employment Agreement, the Company will pay Dr. Singh a discretionary cash bonus of up to $100,000 upon the attainment of certain corporate goals.

The Employment Agreement also provides Dr. Singh a seven-year incentive stock option grant to purchase 270,000 shares of common stock under the Company’s 2006 Equity Incentive Plan (the “Plan”) at an exercise price of $2.25 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest as follows; (i) 20,000 shares on February 17, 2012, (ii) 50,000 shares on February 17, 2013, (iii) 50,000 shares on February 17, 2014, (iv) 50,000 shares upon the Company attaining a market capitalization of at least $100 million for ten consecutive trading dates, (v) 50,000 shares upon the Company attaining a market capitalization of at least $150 million for ten consecutive trading days and (vi) 50,000 shares upon the Company attaining a market capitalization of at least $200 million for ten consecutive trading days. The option may be exercised during the term that Dr. Singh provides services to the Company and for twelve months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause, then (i) the Company upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary, (ii) any stock options granted to Dr. Singh, to the extent vested, will be retained by Dr. Singh and will be exercisable on the terms described above, and (3) the vesting of an additional number of shares subject to all options granted to Dr. Singh equal to 50% of all shares subject to such options that vest based solely on the passage of time and that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Singh terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence, except that 100% of his options will vest if his employment terminates for good reason following a merger or similar corporate transaction in which the Company is not the surviving entity and the surviving entity does not offer Dr. Singh an executive position at a compensation level at least equal to his then compensation under the Employment Agreement.

Employment Agreement with James Bender

On May 10, 2011, the Company entered into an Employment Agreement, effective as of February 1, 2011, with Dr. James Bender pursuant to which Dr. Bender will continue to serve on a full-time basis as the Company’s Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2011. The Employment Agreement automatically renews on the one-year anniversary date of the effective date of February 1, 2011 of each year thereafter for successive one-year terms unless terminated by either party.

The Employment Agreement provides for an annual base salary of $175,000. In addition, provided that Dr. Bender continues to serve as the Company’s Vice President – Product Development and Manufacturing for the entire one-year term of the Employment Agreement, the Company will pay Dr. Bender a discretionary cash bonus of up to $35,000 upon the attainment of certain corporate goals.

The Employment Agreement also provides Dr. Bender a seven-year incentive stock option grant to purchase 120,000 shares of common stock under the Plan at an exercise price of $2.25 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest as to (i) 60,000 shares in three annual installments of 20,000 shares each, with the first installment to vest on January 31, 2012; (ii) 20,000 shares upon the Company attaining a market capitalization of at least $100 million for ten consecutive trading dates; (iii) 20,000 shares upon the Company attaining a market capitalization of at least $150 million for ten consecutive trading dates; and (iv) 20,000 shares upon the Company attaining a market capitalization of at least $200 million for ten consecutive trading dates. The option may be exercised during the term that Dr. Bender provides services to the Company and for twelve months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event that the Company terminates the Employment Agreement without cause, then (i) the Company upon such termination will be required to make a lump sum payment to Dr. Bender equal to six months of his base annual salary, (ii) any stock options granted to Dr. Bender, to the extent vested, will be retained by Dr. Bender and will be exercisable on the terms described above, and (iii) the vesting of an additional number of shares subject to all options granted to Dr. Bender equal to 50% of all shares subject to such options that vest solely on the passage of time and that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Bender terminates his employment for “good reason” as defined in the Employment Agreement, he will receive the severance benefits described in the preceding sentence, except that 100% of his options will vest if his employment terminates for good reason following a merger or similar corporate transaction in which the Company is not the surviving entity and the surviving entity does not offer Dr. Bender an executive position at a compensation level at least equal to his then compensation under the Employment Agreement.

Agreement with John Yu

On May 10, 2011, the Company entered into an Agreement, effective as of March 1, 2011, with Dr. John Yu pursuant to which Dr. Yu will continue to serve as the Company’s Chief Scientific Officer for a one-year term commencing March 1, 2011. The term of this Agreement will automatically renew on the one-year anniversary date of the Agreement each year after March 1, 2011 for successive one-year terms unless either party terminates. Dr. Yu may also terminate the Agreement at any time upon 60 days notice.

The Agreement provides for an annual base salary of $70,000. In addition, Dr. Yu will receive a bonus of $15,000 each (a maximum total of $30,000) upon and provided that the Company achieves each of the following milestones within one year from the March 1, 2011: (i) enrollment of 75 patients in the Phase II trial of ICT-107 and (ii) filing of an IND for either a new indication for ICT-107 or for another product candidate of the Company.

The Agreement also provides Dr. Yu a seven-year incentive stock option grant to purchase 50,000 shares of common stock under the Plan at an exercise price of $[1.89] per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest in three equal annual installments, with the first vesting date to be February 29, 2012. The option may be exercised during the term that Dr. Yu provides services to the Company and for twelve months after termination for any reason except termination without cause by Dr. Yu or termination for cause by the Company, provided that such exercise is within the seven-year term of the option. All of the options granted to Dr. Yu will vest if his services terminate following a merger or similar corporate transaction in which the Company is not the surviving entity and the surviving entity does not offer Dr. Yu an executive position at a compensation level at least equal to his then compensation level under the Agreement.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (1)

10.1	Purchase Agreement dated as of February 22, 2011 by and between the Company and each investor named therein. (1)

10.2	Registration Rights Agreement dated as of February 22, 2011, by and among the Company and the investors named therein. (1)

10.3	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between the Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.]

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
(1)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh
Name: Manish Singh, Ph.D. Title: President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2011

Exhibit No.	Description

4.1	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (1)

10.1	Purchase Agreement dated as of February 22, 2011 by and between the Company and each investor named therein. (1)

10.2	Registration Rights Agreement dated as of February 22, 2011, by and among the Company and the investors named therein. (1)

10.3	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between the Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.]

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
(1)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.