Form 10-Q
period 2011-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2011-08-18
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The Issuer had 28,589,468 shares of its common stock outstanding as of August 10, 2011.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31, 2010	June 30, 2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,319,776	$10,147,636
Other assets	24,033	40,259

Total current assets	5,343,809	10,187,895
Fixed assets, net	12,367	42,276
Other assets	8,974	8,974

Total assets	$5,365,150	$10,239,145

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$171,065	$62,651
Accrued liabilities	276,384	488,065

Total current liabilities	447,449	550,716

Warrant Liability	2,581,871	5,827,556

Commitments and contingencies	0	0

Shareholders’ equity:

Common stock, $0.0001 par value; 74,000,000 shares authorized; 22,213,602 shares and 28,358,506 shares issued and outstanding as of December 31, 2010 and June 30, 2011, respectively	2,221	2,836
Additional paid in capital	25,341,679	31,120,921
Promissory note	(54,282)	0
Deficit accumulated during the development stage	(22,953,788)	(27,262,884)

Total shareholders’ equity	2,335,830	3,860,873

Total liabilities and shareholders’ equity	$5,365,150	$10,239,145

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	February 25, 2004 (Inception) to June 30, 2011
Revenues	$0	$0	0	$0	$300,000

Expenses:
Research and development	509,261	858,183	688,956	1,775,397	7,335,664
Merger costs	0	0	0	0	73,977
Stock based compensation	201,161	391,858	332,244	633,839	7,663,711
General and administrative	640,441	579,889	1,091,638	1,133,610	7,678,333

Total expenses	1,350,863	1,829,930	2,112,838	3,542,846	22,751,685

Loss before other income (expense) and income taxes	(1,350,863)	(1,829,930)	(2,112,838)	(3,542,846)	(22,451,685)
Interest income	1,087	1,009	1,560	2,645	337,434
Change in fair value of warrant liability	(316,730)	278,096	(323,690)	(768,895)	(3,056,133)

Loss before income taxes	(1,666,506)	(1,550,825)	(2,434,968)	(4,309,096)	(25,170,384)

Income taxes	0	0	0	0	0

Net loss	(1,666,506)	(1,550,825)	(2,434,968)	(4,309,096)	(25,170,384)

Deemed dividend on redemption of preferred stock	(954,750)	0	(954,750)	0	(2,092,500)

Net loss attributable to common stock	$(2,621,256)	$(1,550,825)	$(3,389,718)	$(4,309,096)	$(27,262,884)

Weighted average number of shares:
Basic and diluted	19,156,571	28,326,854	17,070,206	26,331,081	10,504,056

Loss per share:
Basic and diluted	$(0.14)	$(0.05)	$(0.20)	$(0.16)	$(2.60)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600
Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0
Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500
Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0
Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000
Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830

	Preferred Stock		Common Stock		Additional Paid-In Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,816	0	0	4,983,338
Exercise of stock options	0	0	176,000	18	162,662	0	0	162,680
Cashless exercise of stock options	0	0	652,599	65	(65)	0	0	0
Stock based compensation	0	0	96,537	10	633,829	0	0	633,839
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(4,309,096)	(4,309,096)

Balance at June 30, 2011	0	0	28,358,506	$2,836	$31,120,921	$0	$(27,262,884)	$3,860,873

The accompanying notes are an integral part of these condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	February 25, 2004 (Inception) to June 30, 2011
Cash flows from operating activities:
Net loss	$(2,434,968)	$(4,309,096)	$(25,170,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,817	8,016	17,121
Interest (accrued) paid on promissory note	(916)	1,264	0
Change in fair value of warrant liability	323,690	768,895	3,056,133
Stock-based compensation	332,244	633,839	7,601,205
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:
Other assets	(97,689)	(16,226)	(79,514)
Accounts payable	(143,214)	(108,414)	62,651
Accrued liabilities	207,695	211,681	488,065

Net cash used in operating activities	(1,811,341)	(2,810,041)	(12,590,260)

Cash flows from investing activities:
Purchase of property and equipment	0	(37,925)	(99,397)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)

Net cash used in investing activities	0	(37,925)	(124,397)

Cash flows from financing activities:
Exercise of stock options	0	162,679	204,513
Exercise of warrants	0	0	462,748
Payments on promissory note receivable	0	53,018	53,018
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	4,370,994	7,460,129	18,237,609
Proceeds from issuance of preferred stock and warrants, net of offering costs	3,779,158	0	3,779,158
Proceeds from issuance of common stock	0	0	125,247

Net cash provided by financing activities	8,150,152	7,675,826	22,862,293

Increase in cash and cash equivalents	6,338,811	4,827,860	10,147,636
Cash and cash equivalents at beginning of period	1,407,256	5,319,776	0

Cash and cash equivalents at end of period	$7,746,067	$10,147,636	$10,147,636

Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0

Income taxes paid	$0	$0	$0

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$3,350,000	$0	$3,350,000

Redemption of preferred stock for repayment of promissory note	$3,350,000	$0	$3,350,000

Deemed dividend on redemption of preferred stock	$954,750	$0	$2,092,500

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of June 30, 2011, the Company had an accumulated deficit of $27,262,884. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at June 30, 2011 and for the three and six month periods ended June 30, 2010 and 2011 and for the period February 25, 2004 (inception) to June 30, 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

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

2. Summary of Significant Accounting Policies

Development Stage Enterprise—The Company is a development stage enterprise as defined by Financial Accounting Standard Board’s Topic 915, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all our present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity—As of June 30, 2011, the Company had working capital of $9,637,179, compared to working capital of $4,896,360 as of December 31, 2010. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds the Company currently has available. However, the Company believes that its existing cash balances its currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents—The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2010 and June 30, 2011, the Company had approximately $4,500,000 and $4,000,000, respectively, of certificates of deposit. These securities were fully covered by FDIC insurance and mature within the next six months. They are classified as held-to-maturity and under ASC Topic 320, “Investments – Debt and Equity Securities”, are measured at cost since the Company has the intent and ability to hold these securities to maturity.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line methods based on the estimated useful lives (generally three to five years) of the related assets. Computer and computer equipment are depreciated over 3 years. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. Repairs and maintenance costs are expensed as incurred.

Research and Development Costs—Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred.

Stock Based Compensation—Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Based” requires that the expense resulting for all share-based payment transactions be recognized in the Company’s condensed financial statements.

Stock option grants issued prior to March 31, 2011 to employees and officers and directors were valued using the Black-Scholes pricing model. Stock option grants made subsequent to March 31, 2011 were valued using the binomial lattice simulation model. The following assumptions were used to value the grants:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Risk-free interest rate	2.43%	1.44%
Expected dividend yield	None	None
Expected life	6.8 years	3.56 years
Expected volatility	57.9%	102.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 and 2011 was $0.70 and $1.02, respectively.

The risk-free interest rate used in the valuation is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on market prices of traded options for comparable entities within our industry.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option. The Company used market comparables to estimate volatility during the period in which the Company’s stock was thinly traded. Company specific information was used to establish volatility when the Company’s trading volume increased and sufficient historical data was established.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2011, the Company had approximately 45.7 million shares of authorized but unissued common stock.

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

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of June 30, 2011, the Company had no interest and penalty accrual or expense.

Fair Value of Financial Instruments—The carrying amounts reported in the condensed balance sheets for cash, cash equivalents, short-term investments and accounts payable approximate their fair values due to their quick turnover.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

Basic and Diluted Loss per Common Share—Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 39,973,169 shares and 41,655,680 shares at June 30, 2010 and 2011, respectively.

Recently Issued Accounting Standards—In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not likely affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have likely have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future condensed financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2010	June 30, 2011
Computers	$10,900	$10,900
Research equipment	10,572	48,497

	21,472	59,397
Less accumulated depreciation	(9,105)	(17,121)

	$12,367	$42,276

Depreciation expense was $909 and $3,603 for the three months ended June 30, 2010 and June 30, 2011, respectively. Depreciation expense was $1,817 and $8,016 for the six months ended June 30, 2010 and June 30, 2011, respectively. Depreciation expense was $17,121 for the period from February 25, 2004 (date of inception) to June 30, 2011.

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

Effective March 23, 2010, the Company entered into a Third Amendment to Exclusive License Agreement (the “Third Amendment”) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that the Company by September 30, 2011 either commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011. These funding requirements were fully satisfied as of June 30, 2011.

5. Commitments and Contingencies:

Employment Agreement with Dr. Manish Singh

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

Employment Agreement with David Fractor

On April 4, 2011 the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor receives a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement.

Employment Agreement with Dr. James Bender

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

Agreement with Dr. John Yu

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of June 30, 2011, the Company has reserved 6,000,000 shares of common stock for issuance under the Plan and options to purchase 3,480,404 common shares have been granted under the Plan that are currently outstanding.

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

The following table summarizes stock option activity for the Company during the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	11,094,845	$0.94
Granted	692,000	$2.24
Exercised	(1,036,267)	$0.54
Forfeited or expired	(28,000)	$0.73

Outstanding June 30, 2011	10,722,578	$1.06	5.25	$12,257,231

Vested or expected to vest at June 30, 2011	9,999,783	$0.98	5.22	$12,156,178

As of June 30, 2011, the total unrecognized compensation cost related to unvested stock options amounted to $964,925, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. On June 30, 2011, warrants to purchase 696,000 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. On June 30, 2011, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the May 2010 Preferred Stock sale, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-year from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. In December 2010, the affiliate of Socius exercised the remaining portion of its warrant for 1,025,000 shares and paid the $2,050,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 152 shares of the Preferred Stock by offsetting the $2,050,000 redemption price for these shares against the $2,050,000 owed to the Company under the note. As of June 30, 2011, no warrants to purchase of the Company’s common stock at $2.00 were outstanding and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with an investor relations agreement in December 2010, the Company issued a two-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.60.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance. As of March 31, 2011, warrants to purchase 2,609,898 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

Warrant Liability

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. For the six months ended June 30, 2010, the Company recorded a charge to other income for the change in fair value of warrant liability of $125,280. During the six months ended June 30, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at June 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 69%; (iii) risk free rate of 0.18% and (iv) expected term of .92 years. Based upon this model, the Company recorded a charge to other expense of $261,000 and $180,960 for the three and six months ended June 30, 2011 respectively. . As of June 30, 2011, the carrying value of the warrant liability is $654,240.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at June 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 68%; (iii) risk free rate of 0.43% and (iv) expected term of 1.92 years. Based upon this model, the Company recorded a credit to other expense of $14,945 during the three months ended June 30, 2011 and a charge to other expense for $169,372for the six months ended June 30, 2011. As of June 30, 2011, the carrying value of the warrant liability is $1,103,473.

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius and issued warrants to purchase an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The excess of the value of the freestanding warrants over the net proceeds of $1,931,342 was charged to change in fair value of warrant liability in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011 the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at June 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 71%; (iii) risk free rate of 1.25% and (iv) expected term of 3.92 years. Based upon this model, the Company recorded a credit to other expense of $163,350 during the three months ended June 30, 2011 and a charge to other expense of $51,300 for the six months ended June 30, 2011. As of June 30, 2011, the carrying value of the warrant liability is $1,225,800. In May 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,675,000 shares, which reduced warrant liabilities by $2,395,250. In December 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,025,000 shares, which reduced warrant liabilities by $912,250 and eliminated the remaining liability associated with the $2.00 warrants.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%;

(iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. As of June 30, 2011, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 69%; (iii) risk free rate of 1.59% and (iv) expected term of 4.65 years. For the three months ended June 30, 2011, the Company recorded a credit to other expense of $360,790 and for the six months ended June 30, 2011, the Company recorded a charge to other expense of $367,263. As of June 30, 2011, the carrying value of the warrant liability is $2,844,043.

Warrant Liabilities
Balance – December 31, 2010	$2,581,871
Issuance of warrants	2,476,790
Exercise of warrants	—
(Gain) or Loss included in earnings	768,895
Transfers in and/or out of Level 3	—

Balance – June 30, 2011	$5,827,556

Promissory Note

In October 2009, the Company’s former President exercised stock options for 150,479 shares of common stock and as provided under the stock option agreement provided the Company with a full recourse five-year promissory note bearing interest of 2.59% per annum. The promissory note is secured by a pledge of shares being acquired with all proceeds of any sale to be applied first to retire in full the promissory note. The Company recorded the promissory note as an offset against shareholders’ equity. This note plus accrued interest was paid in full during the six months ended June 30, 2011. For the six months ended June 30, 2010, and 2011 the Company recorded interest income of $916 and $352 respectively.

7. Comprehensive Loss

For the six months ended June 30, 2010 and 2011, there was no other comprehensive loss and, accordingly, a Statement of Other Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

8. Subsequent Events

In July 2011, the Company renewed its lease at a monthly rental rate of $3,493 through June 30, 2012.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of June 30, 2011, we had an accumulated deficit of $27,262,884. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to June 30, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the six months ended June 30, 2010 and 2011, we recorded an expense of $688,956 and $1,775,397, respectively, related to research and development activities.

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

Results of Operations

Three months ended June 30, 2010 and 2011

Revenues

We had no revenues during the three months ended June 30, 2010 and 2011. We do not expect to generate any operating revenues during 2011.

Expenses

General and administrative expenses for the three months ended June 30, 2010 and 2011 were $640,441 and $579,889, respectively. The decrease in general and administrative expenses is primarily due to decreases in business development expenses and employee bonus accruals partially offset by higher professional fees.

Research and development expenses for the three months ended June 30, 2010 and 2011 were $509,261 and $858,183, respectively. The increase in research and development expenses reflects the increased expenses associated with entering the Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma.

We had $518,800 of non-cash expense for the three months ended June 30, 2010, consisting of $201,161 of stock based compensation, $316,730 of change in fair value of warrant derivatives, and $909 of depreciation expense. During the three months ended June 30, 2011, we had non-cash expenses of $395,461 consisting of $391,858 of stock based compensation and $3,603 of depreciation expense. During the three months ended June 30, 2011, we also received a benefit for the change in the fair value of the warrant derivatives in the amount of $278,096.

Loss

We incurred a net loss of $1,666,506 and $1,550,825 for the three months ended June 30, 2010 and 2011, respectively.

Six months ended June 30, 2010 and 2011

Revenues

We had no revenues during the six months ended June 30, 2010 and 2011. We do not expect to generate any operating revenues during 2011.

Expenses

General and administrative expenses for the six months ended June 30, 2010 and 2011 were $1,091,638 and $1,133,610, respectively. The increase in general and administrative expenses is primarily due to higher professional fees partially offset by decreases in employee bonus accruals.

Research and development expenses for the six months ended June 30, 2010 and 2011 were $688,956 and $1,775,397, respectively. The increase in research and development expenses reflects the increased expenses associated with entering the Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma.

We had $657,751 of non-cash expense for the six months ended June 30, 2010, consisting of $332,244 of stock based compensation, $323,690 of change in fair value of warrant derivatives and $1,817 of depreciation expense, compared to $1,410,750 of non-cash expense for the six months ended June 30, 2011, consisting of $633,839 of stock based compensation, $768,895 of change in fair value of warrant derivatives, and $8,016 of depreciation expense.

Loss

We incurred a net loss of $2,434,968 and $4,309,096 for the six months ended June 30, 2010 and 2011, respectively. We incurred a net loss attributable to our common stock of $3,389,718 and $4,309,096 for the six months ended June 30, 2010 and 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $9,637,179, compared to working capital of $4,896,360 as of December 31, 2010.

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

As of June 30, 2011, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $1,811,341 of cash in our operations for the six months ended June 30, 2010, compared to $2,810,041 for the six months ended June 30, 2011. During the six months ended June 30, 2011, we greatly expanded our research and development expense and incurred greater non-cash charges related for our stock based compensation.

We used no cash from our investing activities for the six months ended June 30, 2010. During the six months ended June 30, 2011, we purchased $37,925 of machinery to support our research and development activities.

We received $8,150,152 from our private placements of our securities that we completed during the six months ended June 30, 2010. During the six months ended June 30, 2011, we received $7,460,129 from the issuance of common stock and warrants. Additionally, during the six months ended June 30, 2011, we received $162,679 from the exercise of stock options and $53,018 from the redemption of a promissory note receivable.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated as of April 4, 2011 between David Fractor and ImmunoCellular Therapeutics, Ltd.*

10.2	Employment Agreement dated as of May 10, 2011 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd.*

10.3	Employment Agreement dated as of May 10, 2011 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.*

10.4	Agreement dated as of May 13, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.*

10.5	Agreement dated as of May 10, 2011 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.*

10.6	Office Lease dated July 1, 2011 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2011	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh, Ph.D.
Name: Manish Singh, Ph.D.
Title: President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2011

Exhibit No.	Description

10.1	Employment Agreement dated as of April 4, 2011 between David Fractor and ImmunoCellular Therapeutics, Ltd.*

10.2	Employment Agreement dated as of May 10, 2011 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd.*

10.3	Employment Agreement dated as of May 10, 2011 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.*

10.4	Agreement dated as of May 13, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.*

10.5	Agreement dated as of May 10, 2011 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.*

10.6	Office Lease dated July 1, 2011 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement