Form 10-Q/A
period 2011-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2011-11-03
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

The Issuer had 29,189,468 shares of its common stock outstanding as of August 10, 2011.

EXPLANATORY NOTE

On August 18, 2011, ImmunoCellular Therapeutics, Ltd. filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Report”). On August 24, 2011, the Registrant filed Amendment No. 1 on Form 10-Q/A for the purpose of furnishing Exhibit 101 to the Original Report, which contained the XBRL Interactive Data Files required by Rule 405 of Regulation S-T. In preparing Amendment No. 1, the Company inadvertently checked the box on the facing page indicating that it was a shell company as defined in Rule 12b-2 of the Exchange Act when in fact the Company was not a shell company. This Amendment No. 2 on Form 10-Q/A is being filed solely for the purpose of correcting the shell company disclosure on the facing page of Amendment No. 1.

Except as described above, this Form 10-Q/A does not amend or update any information contained in the Original Report or Amendment No.1 to reflect events occurring subsequent to the original filing dates or otherwise.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated as of April 4, 2011 between David Fractor and ImmunoCellular Therapeutics, Ltd.*

10.2	Employment Agreement dated as of May 10, 2011 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd.*

10.3	Employment Agreement dated as of May 10, 2011 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.*

10.4	Agreement dated as of May 13, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.*

10.5	Agreement dated as of May 10, 2011 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.*

10.6	Office Lease dated July 1, 2011 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd.*

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010; (2) Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from February 25, 2004 (inception) to June 30, 2011; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to June 30, 2011; (4) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from February 25, 2004 (inception) to June 30, 2011; and (5) Notes to Unaudited Condensed Financial Statements.***

*	Previously filed with the Securities and Exchange Commission on August 18, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
**	Filed with this Quarterly Report on Form 10-Q/A
***	Previously “furnished” as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Date: November 3, 2011	By:	/s/ Manish Singh, Ph.D.
Manish Singh, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ David Fractor
David Fractor
Chief Financial Officer
(Principal Financial Officer)