Form 10-Q
period 2011-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2011-11-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The Issuer had 29,213,984 shares of its common stock outstanding as of November 10, 2011.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	September 30,
	2010	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,319,776	$8,551,433
Other assets	24,033	245,767

Total current assets	5,343,809	8,797,200

Property and equipment, net	12,367	63,763
Other assets	8,974	27,825

Total assets	$5,365,150	$8,888,788

Liability and Shareholders’ Equity
Current liabilities:
Accounts payable	$171,065	$248,701
Accrued liabilities	276,384	605,941

Total current liabilities	447,449	854,642

Warrant Liability	2,581,871	3,541,078

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.0001 par value; 74,000,000 shares authorized; 22,213,602 shares and 28,589,468 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively	2,221	2,859
Additional paid in capital	25,341,679	31,665,181
Promissory note	(54,282)	0
Deficit accumulated during the development stage	(22,953,788)	(27,174,972)

Total shareholders’ equity	2,335,830	4,493,068

Total liabilities and shareholders’ equity	$5,365,150	$8,888,788

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	February 25, 2004 (Inception) to September 30,
	2010	2011	2010	2011	2011
Revenues	$0	$0	$0	$0	$300,000

Expenses:
Research and development	1,126,733	1,241,165	1,815,689	3,016,562	8,576,829
Merger costs	0	0	0	0	73,977
Stock based compensation	209,431	324,283	541,675	958,121	7,987,994
General and administrative	495,292	634,241	1,586,930	1,767,852	8,312,574

Total expenses	1,831,456	2,199,689	3,944,294	5,742,535	24,951,374

Loss before other income (expense) and income taxes	(1,831,456)	(2,199,689)	(3,944,294)	(5,742,535)	(24,651,374)
Interest income	1,012	1,123	2,572	3,768	338,557
Change in fair value of warrant liability	635,014	2,286,478	311,324	1,517,583	(769,655)

Income (loss) before income taxes	(1,195,430)	87,912	(3,630,398)	(4,221,184)	(25,082,472)
Income taxes	0	0	0	0	0

Net income (loss)	(1,195,430)	87,912	(3,630,398)	(4,221,184)	(25,082,472)
Deemed dividend on redemption of preferred stock	0	0	(954,750)	0	(2,092,500)

Net income (loss) attributable to common stock	($1,195,430)	$87,912	($4,585,148)	($4,221,184)	($27,174,972)

Income (loss) per share:
Basic	($0.06)	$0.00	($0.25)	($0.16)	($2.11)

Diluted	($0.06)	$0.00	($0.25)	($0.16)	($2.11)

Weighted average number of shares:
Basic	21,049,211	28,497,656	18,416,046	27,061,685	12,853,575

Diluted	21,049,211	33,752,060	18,416,046	27,061,685	12,853,575

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Stockholders’ Equity

(Unaudited)

					Additional		Deficit Accumulated During the
	Preferred Stock		Common Stock		Paid-in	Promissory	Development
	Shares	Amount	Shares	Amount	Capital	Note	Stage	Total
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600
Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0
Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500
Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0
Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000
Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830

Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	376,000	38	382,642	0	0	382,680
Cashless exercise of stock options	0	0	661,061	66	(66)	0	0	0
Stock based compensation	0	0	119,037	12	958,109	0	0	958,121
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(4,221,184)	(4,221,184)

Balance at September 30, 2011	0	$0	28,589,468	$2,859	$31,665,181	$0	($27,174,972)	$4,493,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	February 25, 2004 (Inception) to September 30,
	2010	2011	2011
Cash flows from operating activities:
Net loss	($3,630,398)	($4,221,184)	($25,082,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,725	13,712	22,817
Interest accrued on promissory note	(1,264)	1,264	0
Change in fair value of warrant liability	(311,324)	(1,517,583)	769,655
Stock-based compensation	541,675	958,121	7,925,487
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:
Other assets	(91,632)	(240,585)	(303,873)
Accounts payable	104,148	77,636	248,701
Accrued liabilities	73,928	329,557	605,941

Net cash used in operating activities	(3,312,142)	(4,599,062)	(14,379,281)

Cash flows from investing activities:
Purchase of property and equipment	0	(65,108)	(126,580)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)

Net cash used in investing activities	0	(65,108)	(151,580)

Cash flows from financing activities:
Exercise of stock options	0	382,680	424,514
Exercise of warrants	0	0	462,748
Payments on promissory note receivable	0	53,018	53,018
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	4,370,994	7,460,129	18,237,609
Proceeds from issuance of preferred stock and warrants, net of offering costs	3,779,158	0	3,779,158
Proceeds from issuance of common stock	0	0	125,247

Net cash provided by financing activities	8,150,152	7,895,827	23,082,294

Increase (decrease) in cash and cash equivalents	4,838,010	3,231,657	8,551,433
Cash and cash equivalents, beginning of period	1,407,256	5,319,776	0

Cash and cash equivalents, end of period	$6,245,266	$8,551,433	$8,551,433

Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0

Income taxes paid	$0	$0	$0

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$3,350,000	$0	$3,350,000

Redemption of preferred stock for repayment of promissory note	$3,350,000	$0	$3,350,000

Deemed dividend on redemption of preferred stock	$954,750	$0	$2,092,500

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of September 30, 2011, the Company had an accumulated deficit of $27,174,972. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at September 30, 2011 and for the three and nine month periods ended September 30, 2010 and 2011 and for the period February 25, 2004 (inception) to September 30, 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2010. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise—The Company is a development stage enterprise and is devoting substantially all our present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity—As of September 30, 2011, the Company had working capital of $7,942,558, compared to working capital of $4,896,360 as of December 31, 2010. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds the Company currently has available. However, the Company believes that its existing cash balances are sufficient for its currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents—The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2010 and September 30, 2011, the Company had $4,500,000 and $8,437,735, respectively, of certificates of deposit. The Company places its cash and cash equivalents with high credit quality financial institutions. However, from time to time such cash balances may be in excess of the FDIC insurance limit of $250,000. As of September 30, 2011, all of our securities were fully covered by FDIC insurance and mature within the next three months. . They are classified as held-to-maturity and are measured at cost since the Company has the intent and ability to hold these securities to maturity.

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

Stock Based Compensation—The Company records the cost for all share-based payment transactions in the Company’s condensed financial statements.

Stock option grants issued prior to March 31, 2011 to employees and officers and directors were valued using the Black-Scholes pricing model. Stock option grants made subsequent to March 31, 2011 were valued using the binomial lattice simulation model. The following assumptions were used to value the grants:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Risk-free interest rate	1.24%	1.53% to 2.43%
Expected dividend yield	None	None
Expected term	3.67 years	6.68 years
Expected volatility	102.0%	58.8% to 79.3%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2011 was $0.62 and $1.10, respectively.

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

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes and binomial lattice methodologies and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2011, the Company had approximately 44.8 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes—The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2010, 2009, 2008 and 2007 remain open for possible review.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of September 30, 2011, the Company had no interest and penalty accrual or expense.

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

Basic and Diluted Loss per Common Share—Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2010 and the nine months ended September 30, 2011, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 40,263,169 shares and 41,395,680 shares at September 30, 2010 and 2011, respectively.

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

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will likely have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future condensed financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,	September 30,
	2010	2011
Computers	$10,900	$10,900
Research equipment	10,572	75,680

	21,472	86,580
Accumulated depreciation	(9,105)	(22,817)

	$12,367	$63,763

Depreciation expense was $908 and $5,696 for the three months ended September 30, 2010 and September 30, 2011, respectively. Depreciation expense was $2,725 and $13,712 for the nine months ended September 30, 2010 and September 30, 2011, respectively. Depreciation expense was $22,817 for the period from February 25, 2004 (date of inception) to September 30, 2011.

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

Operating Lease

Effective July 1, 2011, the Company renewed its lease for office space through June 30, 2012 at a monthly rental of $3,493.

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

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor receives a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement.

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

Employment agreement with Peter Ho

Effective September 1, 2011, the Company entered into an Employment Agreement with Mr.Peter Ho pursuant to which Mr. Ho will serve on a full-time basis as the Company’s Director of Business Development and Technical Licensing for a one-year term commencing September 1, 2011. The Employment Agreement automatically renews on the anniversary date each year thereafter for successive one-year terms unless terminated by either party.

The Employment Agreement provides for an annual base salary of $130,000. In addition, provided that Mr. Ho continues to serve as the Company’s Director of Business Development and Technical Licensing for the entire one-year term of the Employment Agreement, the Company will pay Mr. Ho a discretionary cash bonus of up to $19,500 upon the attainment of certain corporate goals.

The Employment Agreement also provides Mr. Ho a seven-year incentive stock option grant to purchase 30,000 shares of common stock under the Plan at an exercise price of $1.41 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest in three equal annual installments. The option may be exercised during the term that Mr. Ho provides services to the Company and for three months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

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

The Agreement provides for an annual base salary of $70,000. In addition, Dr. Yu will receive a bonus of $15,000 each (a maximum total of $30,000) upon and provided that the Company achieves each of the following milestones within one year from March 1, 2011: (i) enrollment of 75 patients in the Phase II trial of ICT-107 and (ii) filing of an IND for either a new indication for ICT-107 or for another product candidate of the Company.

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

Pursuant to the Preferred Stock Agreement, the Company agreed to pay the Investor a commitment fee of $500,000 (the “Commitment Fee”), with $250,000 payable when the Company makes its first election to require the Investor to purchase shares of Preferred Stock and with the remaining $250,000 payable when the aggregate amount of Preferred Stock purchased by the Investor equals at least $5,000,000; provided, however, that the first $250,000 portion of the Commitment Fee will be due and payable on the six-month anniversary of the effective date of the registration statement described below even if no sales of Preferred Stock to the Investor have occurred by that date. The Company has the right to elect to pay each installment of the Commitment Fee in immediately available funds or by issuance of shares of common stock. In January 2010, the Company accrued $250,000 in commitment fees associated with the Preferred Stock Agreement that were subsequently paid in cash.

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

Pursuant to the Preferred Stock Agreement, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock that are issuable to the Investor under the Warrant and in satisfaction of the Commitment Fee. The registration statement was deemed effective on January 22, 2010. The 600,000 shares of common stock registered for the Commitment Fee are held in escrow by the Company.

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). As of September 30, 2011, the Company has reserved 6,000,000 shares of common stock for issuance under the Plan and options to purchase 3,430,404 common shares have been granted under the Plan that are currently outstanding. See Subsequent Events Note for increase in the shares reserved for the Plan.

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

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	11,094,845	$0.94
Granted	737,000	$2.20
Exercised	(1,250,017)	$0.63
Forfeited or expired	(118,000)	$0.86

Outstanding September 30, 2011	10,463,828	$1.06	4.99	$5,771,755

Vested or expected to vest at September 30, 2011	9,708,499	$0.98	4.98	$5,737,805

As of September 30, 2011, the total unrecognized compensation cost related to unvested stock options amounted to $570,661, which will be amortized over the weighted-average remaining requisite service period of less than one year.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. On September 30, 2011, warrants to purchase 696,000 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. On September 30, 2011, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the May 2010 Preferred Stock sale, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-year from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. In December 2010, the affiliate of Socius exercised the remaining portion of its warrant for 1,025,000 shares and paid the $2,050,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 152 shares of the Preferred Stock by offsetting the $2,050,000 redemption price for these shares against the $2,050,000 owed to the Company under the note. As of September 30, 2011, no warrants to purchase of the Company’s common stock at $2.00 were outstanding and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liabilities” below.)

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

Warrant Liability

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. For the nine months ended September 30, 2010, the Company recorded a charge to other income for the change in fair value of warrant liability of $20,880. During the nine months ended September 30, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at September 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 64%; (iii) risk free rate of 0.08% and (iv) expected term of .67 years. Based upon this model, the Company recorded a credit to other income of $346,608 and $165,648 for the three and nine months ended September 30, 2011 respectively. As of September 30, 2011, the carrying value of the warrant liability is $307,632.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at September 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 75%; (iii) risk free rate of 0.21% and (iv) expected term of 1.67 years. Based upon this model, the Company recorded a credit to other income of $481,991 and $312,609 for the three and nine months ended September 30, 2011 respectively. As of September 30, 2011, the carrying value of the warrant liability is $621,482.

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius and issued warrants to purchase an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The excess of the value of the freestanding warrants over the net proceeds of $1,931,342 was charged to change in fair value of warrant liability in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011 the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at September 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 79%; (iii) risk free rate of 0.60% and (iv) expected term of 3.67 years. Based upon this model, the Company recorded a credit to other income of $434,700 and $383,400 for the three and nine months ended September 30, 2011 respectively. As of September 30, 2011, the carrying value of the warrant liability is $791,100. In May 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,675,000 shares, which reduced warrant liabilities by $2,395,250. In December 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,025,000 shares, which reduced warrant liabilities by $912,250 and eliminated the remaining liability associated with the $2.00 warrants.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. As of September 30, 2011, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 75%; (iii) risk free rate of 0.80% and (iv) expected term of 4.40 years. Based upon this model, the Company recorded a credit to other income of $1,023,179 and $655,926 for the three and nine months ended September 30, 2011 respectively. As of September 30, 2011, the carrying value of the warrant liability is $1,820,864.

Warrant Liabilities
Balance - December 31, 2010	$2,581,871
Issuance of warrants	2,476,790
Exercise of warrants	—
(Gain) or loss included in earnings	(1,517,583)
Transfers in and out/or out of Level 3	—

Balance - September 30, 2011	$3,541,078

Promissory Note

In October 2009, the Company’s former President exercised stock options for 150,479 shares of common stock and as provided under the stock option agreement provided the Company with a full recourse five-year promissory note bearing interest of 2.59% per annum. The promissory note is secured by a pledge of shares being acquired with all proceeds of any sale to be applied first to retire in full the promissory note. The Company recorded the promissory note as an offset against shareholders’ equity. This note plus accrued interest was paid in full during the nine months ended September 30, 2011. For the nine months ended September 30, 2010, and 2011 the Company recorded interest income of $1,264 and $352 respectively.

7.	Comprehensive Loss

For the nine months ended September 30, 2010 and 2011, there was no other comprehensive income or loss and, accordingly, a Statement of Comprehensive Loss has not been presented. Comprehensive income would normally include: foreign currency translation adjustments, a change in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, a net loss recognized as an additional pension liability not yet recognized as net periodic pension cost, and unrealized holding gains and losses on available-for-sale securities.

8.	Subsequent Events

Increase in Authorized shares of Common Stock

On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares of common stock from 74 million to 99 million.

Increase in Shares Reserved for Equity Incentive Plan

On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Company’s Equity Incentive Plan from 6 million to 8 million.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of September 30, 2011, we had an accumulated deficit of $27,174,972. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to September 30, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the nine months ended September 30, 2010 and 2011, we recorded an expense of $1,815,689 and $3,016,562, respectively, related to research and development activities.

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

Results of Operations

Three months ended September 30, 2010 and 2011

Revenues

We had no revenues during the three months ended September 30, 2010 and 2011. We do not expect to generate any operating revenues during 2011.

Expenses

General and administrative expenses for the three months ended September 30, 2010 and 2011 were $495,292 and $634,241 respectively. The increase in general and administrative expenses is primarily due to increased personnel costs, investor relations expenditures and professional fees.

Research and development expenses for the three months ended September 30, 2010 and 2011 were $1,126,733 and $1,241,165, respectively. During the third quarter of 2010, we incurred expenses associated with the preparation of our planned Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma. Our research and development expenses during the third quarter of 2011 reflect our on-going expenses associated with this clinical trial.

We had $210,339 of non-cash expenses for the three months ended September 30, 2010, consisting of $209,431 of stock based compensation and $908 of depreciation expense. During the three months ended September 30, 2011, we recorded $635,014 of other income related to the decrease in the fair value of our warrant liabilities. We had $329,979 of non-cash expenses for the three months ended September 30, 2011, consisting of $324,283 of stock based compensation and $5,696 of depreciation expense. During the three months ended September 30, 2011, we recorded $2,286,478 of other income related to the decrease in the fair value of our warrant liabilities.

Overall results

We incurred a net loss of $1,195,430 for the three months ended September 30, 2010, compared to net income of $87,912 during the same period of 2011. During the three months ended September 30, 2011, our overall results of operations benefited from $2,286,478 reduction in the warrant liability.

Nine months ended September 30, 2010 and 2011

Revenues

We had no revenues during the nine months ended September 30, 2010 and 2011. We do not expect to generate any operating revenues during 2011.

Expenses

General and administrative expenses for the nine months ended September 30, 2010 and 2011 were $1,586,930 and $1,767,852, respectively. The increase in general and administrative expenses is primarily due to increased personnel costs, investor relations expenditures and professional fees.

Research and development expenses for the nine months ended September 30, 2010 and 2011 were $1,815,689 and $3,016,562, respectively. The increase in research and development expenses is primarily due to increased costs associated with the Phase II clinical study for our dendritic cell based cancer vaccine product candidate for the treatment of glioblastoma.

We had $544,400 of non-cash expenses for the nine months ended September 30, 2010, consisting of $541,675 of stock based compensation and $2,725 of depreciation expense. During the nine months ended September 30, 2010, we recorded $311,324 of other income related to the decrease in the fair value of our warrant liabilities. We had $971,834 of non-cash expenses for the nine months ended September 30, 2011, consisting of $958,121 of stock based compensation and $13,712 of depreciation expense. During the nine months ended September 30, 2011, we recorded $1,517,583 of other income related to the decrease in the fair value of our warrant liabilities.

Loss

We incurred a net loss of $3,630,398 and $4,221,184 for the nine months ended September 30, 2010 and 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $7,942,558, compared to working capital of $4,896,360 as of December 31, 2010.

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

As of September 30, 2011, we had no long-term debt obligations, no capital lease obligations, no material purchase obligations or other similar long-term liabilities. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Cash Flows

We used $3,312,142 of cash in our operations for the nine months ended September 30, 2010, compared to $4,599,062 for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we significantly expanded our research and development activities.

During the nine months ended September 30, 2010, we did not use any cash in our investing activities. During the nine months ended September 30, 2011, we purchased $65,108 of equipment to support our research and development activities.

We received $8,150,152 from our private placements of our securities that we completed during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we received $7,460,129 from the issuance of common stock and warrants. Additionally, during the nine months ended September 30, 2011, we received $382,680 from the exercise of stock options and $53,018 from the redemption of a promissory note receivable.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the amended and restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd filed with the Delaware Secretary of State.

4.1	Amended and restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010; (2) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period from February 25, 2004 (inception) to September 30, 2011; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to September 30, 2011; (4) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period from February 25, 2004 (inception) to September 30, 2011; and (5) Notes to Unaudited Condensed Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” with this Quarterly Report on Form 10-Q/A and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh, Ph.D.
	Name:	Manish Singh, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2011

NEEDS UPDATE

Exhibit No.	Description

3.1	Certificate of Amendment to the amended and restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd filed with the Delaware Secretary of State.

4.1	Amended and restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010; (2) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period from February 25, 2004 (inception) to September 30, 2011; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to June 30, 2011; (4) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period from February 25, 2004 (inception) to September 30, 2011; and (5) Notes to Unaudited Condensed Financial Statements.**

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” with this Quarterly Report on Form 10-Q/A and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.