Form 10-K
period 2011-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2012-03-21
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $62,388,713.

There were 38,825,620 shares of the registrant’s common stock outstanding on March 14, 2012.

Documents incorporated by reference: None

Form 10-K

i

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

PART I.

Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation, formerly known as Optical Molecular Imaging, Inc.

Item 1. Business.

Overview

ImmunoCellular Therapeutics, Ltd. is a clinical stage biotechnology company developing immune-based therapies for the treatment of brain, ovarian and other solid tumor cancers. Our product candidate portfolio includes cellular immunotherapies targeting cancer and cancer stem cell antigens, peptide based immunotherapies targeting cancer stem cells and monoclonal antibodies to diagnose and treat cancers such as glioblastoma multiforme, commonly known as GBM, ovarian cancer, small-cell lung cancer and pancreatic cancer. Our lead product candidate, ICT-107, is a dendritic cell-based vaccine targeting multiple tumor associated antigens for GBM, a particularly lethal type of brain cancer. ICT-107 is designed to activate a patient’s immune system against specific tumor-associated antigens. ICT-107 activates a patient’s immune system by extracting dendritic cells from that patient, loading the dendritic cells with the antigens and reintroducing those cells to the patient’s body to trigger an immune response. In January 2011, we initiated a Phase-II double-blind, placebo-controlled, 2:1 randomized study designed to evaluate the safety and efficacy of ICT-107 in patients with newly diagnosed GBM. We are in the process of enrolling approximately 200 patients at more than 24 clinical trial centers in the U.S. We have enrolled 156 patients as of March 15, 2012, and expect to complete patient enrollment in the second quarter of 2012. In 2010, we completed a Phase I clinical trial of ICT-107 to treat newly diagnosed GBM that showed encouraging results, including progression free survival of 16.9 months and overall survival of 38.4 months. We believe that ICT-107 may also be efficacious in the treatment of recurrent GBM. Throughout the duration of therapy in Phase I trial, ICT-107 demonstrates the ability to maintain integrity due to cryopreservation and our proprietary advancements in collecting, developing, storing and utilizing our dendritic cell-based vaccine candidates. While some other cancer immunotherapies like Provenge must be harvested on multiple occasions, we believe that we have the potential to generate significant manufacturing and production efficiencies at a commercial scale, providing us with a competitive advantage. We are developing a similar product (ICT-140) for ovarian cancer that utilizes dendritic cells targeting antigens expressed on ovarian cancer.

We also are developing ICT-121, a potential vaccine candidate currently undergoing preclinical development that is designed to target solid tumors in which CD-133, a cancer stem cell marker, is known to be over-expressed. ICT-121 targets cancer stem cells that are believed by many scientists to be the root of cancer and may be applicable in numerous cancers, including GBM, pancreatic cancer and ovarian and breast cancers. In addition, we have three monoclonal antibody candidates targeting small cell lung cancer, pancreatic cancer, multiple myeloma and ovarian cancer.

Through the acquisitions described below, we are building capabilities to develop new cancer immunotherapeutic products harnessing mechanisms of immune system surveillance in the human body.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center (“Cedars-Sinai”) to certain technology for use as cellular-based immunotherapies, including dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by three issued U.S. patents and several U.S. and foreign patent applications. In June 2008, we licensed an additional technology from Cedars-Sinai to target cancer stem cells that may be applicable for brain tumors and other cancer indications.

In February 2008, we acquired certain monoclonal antibody-related technology from Molecular Discoveries LLC (“Molecular Discoveries”). The technology acquired under the Molecular Discoveries agreement and now owned by us consists of (i) a platform technology referred to by Molecular Discoveries as DIAAD for the potentially rapid discovery of antigens and monoclonal antibodies for the diagnosis and treatment of diverse human diseases and (ii) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. The monoclonal antibodies are covered by several issued patents and pending patent applications in the fields of multiple myeloma, small cell lung and ovarian cancers.

In February 2012, we acquired an exclusive world-wide license from the University of Pennsylvania (“UPENN”) related to patent technology for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, the Company’s lead dentritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

Also in February 2012, we acquired an exclusive, worldwide license from The John Hopkins University (“JHU”) to certain patent-pending technology related to mesothelin-specific cancer immunotherapies.

We do not currently anticipate that we will derive any revenues from either product sales or licensing in the foreseeable future. We do not have any bank credit lines and have financed substantially all of our prior operations through the sale of securities, including an underwritten public offering completed in January 2012 that generated $10,438,380 of gross proceeds (before commissions and offering expenses of approximately $1.1 million).

The estimated cost of completing the development of any of our current or potential vaccine candidates, including an estimated $10 million (including expenditures to date) needed to complete our Phase II trial of ICT-107, and of obtaining all required regulatory approvals to market any of those product candidates or potential product candidates is substantially greater than the amount of funds we currently have available. We believe that our existing cash balances will be sufficient to fund our currently planned level of operations through the end of 2013. We plan to seek to obtain additional funds in the future through various financing sources, including possible sales of our securities, and in the longer term through strategic alliances with other pharmaceutical or biopharmaceutical companies. However, we may not be able to obtain any additional funding or to create any such alliances, and any terms under which we may obtain funding may not be sufficient to fund our operations.

Company Information

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

Technology and Proposed Products

Overview

The table below summarizes the status of our ICT-107 product candidate and other technologies:

Candidates	Target Indication	Status
Active Immunotherapies:

ICT-107 (Dendritic cell-based vaccine targeting cancer stem cells and cancer antigens)	Newly diagnosed glioblastoma multiforme	Phase II ongoing

ICT-121 (CD-133 targeting cancer stem cell vaccine)	Glioblastoma multiforme, pancreatic cancer and other solid tumor cancers	Pre-clinical

ICT-140 (Dendritic cell-based vaccine targeting cancer stem cells and cancer antigens)	Ovarian cancer	Pre-clinical

Monoclonal Antibodies:

ICT-109 (Monoclonal Antibody)	Lung and pancreatic and colon cancer therapeutic	Pre-clinical

ICT-037 (Monoclonal Antibody)	Colon, ovarian, multiple myeloma therapeutic and diagnostic	Pre-clinical

ICT-69 (Monoclonal Antibody)	Multiple myeloma and ovarian cancer	Pre-clinical

ICT-Diagnostic-SCLC	Diagnostic/Prognostic for small cell lung cancer	Pre-clinical

Cancer is caused by abnormal cells that grow in an uncontrolled manner. These cells proliferate and metastasize throughout the body causing tumors which can cause organ failure and death. The current treatments such as surgery, radiation and chemotherapy have limited therapeutic effects and significant undesirable side effects. Our approach is to develop therapeutics that activate the body’s immune system response to fight cancer. There are two arms of the immune system that provide natural protection to the body: the cellular immune system (T-cell-based) and the humoral immune system (B-cell-based), which uses antibodies to fight foreign invaders. Our strategy is to utilize both of these mechanisms in our product development programs. We believe that the synergy between the two types of immunity can be powerful. Elicitation of a cellular immune response has the potential of long-term protection against malignant diseases, while infusion of monoclonal antibodies (concentrated product of the humoral response) has the capacity to confer an immediate shield against the disease. The latter is especially important in cases where the patient’s immune system is compromised due to toxic treatment of the disease and cannot mount an adequate response to the active vaccine. In some situations a combination of a passive vaccine (monoclonal antibodies) aimed at halting the dissemination of cancer cells through the blood followed by an active vaccine when the patient recuperates may constitute an effective synergistic approach.

Active Immunotherapy

One of our product strategies is the development of cell-based vaccine products that could bolster the body’s natural tendency through its immune system to defend itself against malignant brain tumors. We have been developing two forms of these vaccines, one based on cancer stem cells and one based on dendritic cells. To our knowledge, we have the only drug targeting cancer stem cells through active immunotherapy and preferentially trying to kill the cancer stem cells which are the root of cancer.

The high rate of mortality of patients diagnosed with brain cancers and in particular with GBM (the most lethal form, accounting for about half of all primary gliomas), is driving the scientific community to discover and develop improved treatments that could increase the survival time and enhance the quality of life of patients. The American Cancer Society estimates that in 2011, about 22,340 malignant tumors of the brain and spinal cord will be diagnosed in the United States. The numbers would likely be much higher if benign tumors were also included. There currently is no satisfactory treatment, and the five-year survival rates for GBM are less than 16%, generally decreasing with age. Currently, the median survival rate for GBM, the most malignant form of brain cancer, is 14.6 months. Neither surgery, radiation nor anti-cancer drugs, the standard treatment modalities, have shown to date any prospect of meaningful extension of patients’ lives. We and others in the medical research community believe that immunotherapy has the potential, in the not too distant future, to be teamed with other treatment modalities to become an integral part of mainstream medical practice in the treatment of patients with brain tumors.

Dendritic Cell Vaccines

Dendritic cells (human derived cells responsible for antigen processing and presentation to the immune system) play a central role in the body’s immune response. They act as first responders that trigger the systems that help the body fight infection or foreign bodies, by initiating a T cell or T cell response to the infection or foreign body. The dendritic cells do this by recognizing, processing and presenting foreign antigens (substances that stimulate the production of antibodies and combine specifically with them) to the T cells, which then effectuate the immune response. The goal of a cell-based vaccine is to (i) make use of and enhance the dendritic cell’s ability to trigger the T cell response and (ii) to stimulate the dendritic cell to focus the T cell response to specifically target the cancer cells for destruction.

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

Peptide Vaccines Targeting Cancer Stem Cells

Cancer stem cells are considered as a subset of cancerous cells, representing less than 5% of all cells in a tumor, which are responsible for the growth and re-growth of the primary and metastatic tumors. Like normal stem cells, cancer stem cells have the ability to self-renew and to make differentiated cells, but unlike normal stem cells, they no longer have the ability to regulate their growth. Complete eradication of tumor masses requires elimination of these cells, which are resistant to standard chemotherapy and radiation therapy. If the cancer stem cells are not destroyed, the tumor can regrow after treatment. There are a number of markers that have been identified on various cancer stem cells which could be exploited for targeting these cells. We are utilizing peptides in combination with an adjuvant that can elicit an immune response in the body by triggering T cells to identify and destroy these cancer stem cells. These peptides were specifically designed to elicit a T cell response targeting CD133 positive cancer stem cells that have been identified in a number of cancer types, including gliomas, colon cancer and pancreatic cancer.

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

Product Candidates

ICT-107: Dendritic Cell-Based Vaccine Targeting Tumor Associated Antigens

Current treatment of GBM and other brain cancers involves a combination of surgery, radiation treatment, and chemotherapy. A significant issue with chemotherapy is that even as the chemicals become more powerful and more specifically targeted at a tumor’s DNA, the tumor’s cells may “outmaneuver” the chemotherapy by mutating into variants or otherwise repulsing the attack. However, we believe that chemotherapy sensitivity could be enhanced and patient outcomes improved by combining chemotherapy with a cell-based immunotherapy treatment regimen.

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

By combining chemotherapy and immunotherapy in a “two wave” approach, we believe that more promising results may be achievable. This would combine a first wave of a dendritic cell-based vaccine that is specifically formulated using several highly immunogenic tumor antigens designed to destroy tumor cells and their ability to mutate or create variants that would escape treatment, followed by a second wave of targeted chemotherapy targeted against the remaining cancer cells that had their ability to mutate impaired or destroyed by the vaccine.

Dr. John Yu, our Chairman of the Board and the Director of Surgical Neurooncology at the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai, completed two clinical trials at Cedars-Sinai prior to his association with our company using dendritic cells loaded with tumor lysates derived from the patient’s cancer to generate an immune response against intracranial tumors. The results of these early studies preliminarily demonstrated the safety of dendritic cell vaccination as well as biological efficacy in generating specific anti-tumor T cell responses. Based upon some additional pre-clinical research, Dr. Yu and his Cedars-Sinai team have developed what they believe could be a new, improved dendritic cell-based therapeutic vaccine, ICT-107.

ICT-107 is a new generation dendritic cell-based therapeutic vaccine that consists of a number of specific tumor antigens which, when loaded onto the dendritic cells, are expected to stimulate the body’s T cells to target only these specific proteins on the patient’s tumor cells. This product candidate is an intradermal dendritic cell-based therapeutic vaccine that we plan to use with chemotherapy concomitantly or subsequent to conventional therapy in patients with first diagnosed or recurrent GBM.

We have tested ICT-107 in a Phase I clinical trial at Cedars-Sinai in patients with GBM. The trial enrolled 19 patients and the vaccine was well tolerated, with no significant adverse events reported. Of the 16 newly diagnosed GBM patients treated in this trial, eight patients are still alive, including seven patients who have survived at least three years after the surgery that preceded their vaccine treatment. Of the eight patients who are still alive, six are completely free of the disease after three years, including three patients who have been completely free of the disease after four years. The median progression free survival in the 16 newly diagnosed patients enrolled in the trial was 16.9 months and median overall survival was 38.4 months, compared to the 14.6 month median survival rate for GBM generally.

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

In January 2011, we entered into a sponsored research and vaccine production agreement with the University of Pennsylvania under which that institution, which has assisted us in optimizing the formulation of ICT-107 that we are using in our Phase II trial of that vaccine, will assist us in the GMP production of supplies of that vaccine for this trial. In October 2011, we entered into an agreement with Progenitor Cell Therapy, LLC to serve as a second manufacturer of ICT-107.

We believe we have overcome the technical barriers to generate a viable clinical product. In January 2011, we commenced a multi-center Phase II trial of ICT-107 and have been enrolling on or ahead of schedule. To date, we have enrolled 156 patients in that trial at 24 centers throughout the United States and we are continuing to add sites, as planned, for that trial.

ICT-140: Dendritic Cell Targeting Ovarian Cancer

The American Cancer Society estimates that in 2011 in the United States, about 21,990 women will receive a new diagnosis of ovarian cancer and about 15,460 will die from ovarian cancer. Ovarian cancer is the ninth most common cancer among women, excluding non-melanoma skin cancers. It ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system. Ovarian cancer accounts for about 3% of all cancers in women. Lifetime risk is approximately 1.5%. Women with a mutated BRCA1 gene carry a risk between 35% and 70% and women with a mutated BRCA2 gene carry a risk between 10% and 30%.

Ovarian cancer usually spreads via local shedding into the peritoneal cavity followed by implantation on the peritoneum and via local invasion of bowel and bladder. The incidence of positive nodes at primary surgery has been reported to be as much as 24% in patients with stage I disease, 50% in patients with stage II disease, 74% in patients with stage III disease, and 73% in patients with stage IV disease. The five-year survival rate for all stages of ovarian cancer is approximately 46%. For cases where a diagnosis is made early in the disease, when the cancer is still confined to the primary site, the five-year survival rate is 94%. However, only 15% of all ovarian cancers are found at this early stage.

Many ovarian cancers are spontaneously invaded by T-cells. Patients whose tumors have tumor-infiltrating T-cells survive longer. Therefore, it is believed that immunotherapy has a chance to make a difference in patients with ovarian cancer. ICT-140 is a personalized vaccine that combines a patient’s own dendritic cells with synthetic ovarian cancer antigens, with the aim of inducing immune responses against a patient’s cancer cells. Some of the antigens in ICT-140 are planned to be the same as ICT-107 in combination with additional antigens. We plan to initiate a multi-institutional phase I/II clinical trial in ovarian cancer in 2012, subject to obtaining all of the necessary antigens and FDA clearance of an investigational new drug application (“IND”).

ICT-121: Cancer Stem Cell Vaccine For Glioblastoma Multiforme

The laboratory at Cedars-Sinai Medical Center of Dr. Yu was instrumental in identifying the cancer stem cells in GBM. The characterization of cancer stem cells from GBM has provided an opportunity to study the etiology of this dreaded disease and to be engaged in the development of product candidates that would be able to target the cancer stem cells which are believed to be responsible for the initiation and maintenance of GBM. Dr. Yu and his team have identified several peptides that can elicit an immune response targeting CD133, a common marker present on most cancer stem cells. These peptides are specific to certain HLA markers in humans.

Our vaccine product candidate, ICT-121, is a peptide that can elicit an immune response in a HLA-A*0201 serotype patient population to target CD133 positive cancer stem cells in brain tumors and other cancers. HLA is the molecule by which protein segments are presented to the immune system by antigen presenting cells. HLA-A2 represents the most prevalent HLA Class I type in North America. The current treatment of GBM and other brain cancers involves a combination of surgery, radiation treatment and chemotherapy. One of the significant issues with this treatment is the recurrence of tumors after a few months of treatment, which may be due to cancer stem cells left intact as these cells are resistant to chemotherapy as well as radiation therapy. By combining conventional treatment with a vaccine to target remaining cancer stem cells, one could potentially significantly delay or eliminate recurrence of these tumors.

We are currently conducting additional preclinical studies for ICT-121 to support an IND in the first half of 2012. Subject to successfully obtaining the necessary preclinical data, this clinical trial will likely be conducted as a physician sponsored IND at Cedars-Sinai Medical Center. The initial plan is to treat approximately 20 patients in recurrent GBM following resection of tumor and standard of care treatment.

Monoclonal Antibodies Targeting Cancer

ICT-109. We acquired from Molecular Discoveries several monoclonal antibodies that react with small cell lung cancer cells, bind to the molecular structure and kill those cells in vitro.

Small cell lung cancer is the most aggressive form of lung cancer tethered with cigarette smoking. Small cell lung cancer cases are estimated to constitute about 10 to 15% of all lung cancer cases. In the United States, the American Cancer Society estimated 221,130 new lung cancer cases, as well as 156,940 deaths, occurred in 2011. Early diagnosis of small cell lung cancer is very difficult, and consequently, the vast majority of patients manifest an established cancer with metastasis at the time of diagnosis. The survival rate is significantly higher when the disease is still localized, but only 16% of lung cancers are diagnosed at this early stage according to the American Cancer Society. Thus, the creation of new screening, monitoring and diagnostic tests for early detection and disease follow-up of small cell lung cancer may save many lives and prolong the survival of patients afflicted with this devastating disease.

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

We have conducted limited development activities for our monoclonal antibody product candidates, ICT-37 and ICT-109, for the diagnosis and treatment of small cell lung cancer and pancreatic cancer. We initiated a collaboration with Antitope, Ltd (UK) to humanize these antibodies by using their proprietary technologies, which was completed in August 2009. In light of the potential need to access other technology to combine our antibodies with other cancer killing technologies and the significant projected pre-clinical development costs for these antibodies, we plan during 2012 to continue to seek partners or licensees to develop these product candidates.

DIAAD. The DIAAD (differential immunization for antigen and antibody discovery) platform we acquired from Molecular Discoveries utilizes immunological tolerization to accelerate the discovery of the molecular differences between diseased cells and their normal counterparts. The monoclonal antibodies produced by DIAAD provide the basis for the discovery and development of our potential diagnostic and therapeutic products.

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

ICT-69. We also have another antibody product candidate, ICT-69, which targets ovarian cancer and multiple myeloma. ICT-69 was designed using our DIAAD (differential immunization for antigen and antibody discovery) technology with the purpose of targeting human multiple myeloma and ovarian cancer cells. In September 2009, we entered into a research and option license agreement with Roche Group, a leading global pharmaceutical company, giving them an option to acquire a license to develop and commercialize ICT-69, our monoclonal antibody product candidate targeting multiple myeloma and ovarian cancer. In September 2010, the Roche Group advised us that it had elected to not exercise this option to acquire a license to develop and commercialize ICT-69.

These monoclonal antibody programs are at a pre-clinical stage of development and will require further development before an IND can be potentially filed for human testing. We expect our potential partners or licensees to do this development work.

In June 2011, we entered into an agreement with BioWa, Inc., a wholly owned subsidiary of Kyowa Hakko Kirin Co., Ltd., under which BioWa provided us with access to BioWa’s patented POTELLIGENT ® technology platform for the development of antibody-dependant cellular cytotoxicity enhanced antibodies and BioWa received a non-exclusive license to our DIAAD technology. Caerus Discovery LLC, a new biotechnology company using proprietary methods for drug target discovery and antibody development, was launched with program support from BioWa, Inc. and certain antibody technologies from us. As part of this transaction, we received an approximately 19% equity interest in Caerus Discovery.

Intellectual Property Agreements

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

University of Pennsylvania Licensing Agreement

On February 13, 2012, we entered into a Patent License Agreement with The Trustees of the University of Pennsylvania (“UPENN”) under which we acquired an exclusive, world-wide license relating to patent technology for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, our lead dentritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme. The license covers the application of this technology to the development of therapeutics for all indications except breast cancer and ductal carcinoma in situ, and the term of the license will be until the later of the expiration or abandonment of the last patent included within the license and ten years after the first sale of a product using the licensed technology.

Pursuant to the License Agreement, we paid an upfront licensing fee and will be obligated to pay annual license maintenance fees. In addition, we have agreed to make payments upon completion of specified milestones and to pay royalties of a specified percentage on net sales, subject to a specified minimum royalty, and sublicensing fees.

The John Hopkins University Licensing Agreement

On February 23, 2012, we entered into an Exclusive License Agreement, effective as of February 16, 2012, with The John Hopkins University (“JHU”) under which we received an exclusive, world-wide license to JHU’s rights in and to certain patent-pending technology related to mesothelin-specific cancer immunotherapies. The license covers the application of this technology for all mesothelin peptide-based vaccines for cancer treatment and prevention, except bacteria-based, viral vector-based and nucleic acid-based vaccines. Unless earlier terminated, the term of the license extends in each country until the expiration of the last patent related to the licensed technology in that county, or, if no patents are issued, then for a term of ten years after the effective date of the License Agreement. In order to maintain its license rights under the License Agreement, we are required to meet certain diligence milestones within specified time periods, which time periods may be extended by the Company with written notice to JHU and payment of specified extension fees.

Pursuant to the License Agreement, we agreed to pay an upfront licensing fee, payable half in cash and half in shares of our common stock, within 30 days of the effective date of the License Agreement and upon issuance of the first U.S. patent covering the subject technology. In addition, we have agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales and sublicensing payments, as applicable, and annual minimum royalties beginning with the first anniversary of the License Agreement following the issuance of the first U.S. Patent with respect to the licensed technology, which minimum royalties may be offset by other specified royalty and milestone payments. We will also be responsible for reimbursing JHU for reasonable costs associated with the preparation, filing, maintenance and prosecution of the technology subject to the license.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology, Osiris Therapeutics, Stemline Therapeutics and Agenus. Dendreon has received FDA marketing approval for Provenge, a prostrate cancer vaccine utilizing dendritic cells, Northwest Biotherapeutics is developing a dendritic cell-based vaccine treating brain tumors, Stemline Therapeutics and Agenus are conducting clinical trials for their cancer vaccines for brain cancer, Celldex Therapeutics has recently completed a Phase II clinical trial to treat GBM with their cancer vaccines, and other companies may also be developing vaccines of this type. For example, Amgen is in Phase III clinical trials for a cancer vaccine for treatment of melanoma, and Accentia Biopharmaceuticals and Biovest International have a cancer vaccine for the treatment of lymphoma in Phase III clinical trials.

Drugs targeting cancer stem cells is a new emerging field, and a number of companies are developing products that are in various stages of clinical or preclinical development. We will be competing with these companies, which may have more resources than we have. This list may include among others ChemGenex, GlaxoSmithKline, Geron, Stemline Therapeutics, OncoMed Pharmaceuticals, and Verastem. In addition, a number of academic and research centers are doing research in this area which may be commercialized by new or existing companies. A number of pharmaceutical companies are also seeking to develop treatments for GBM that are not based on dendritic cell or cancer stem cell technologies, including Genentech/Roche’s Avastin.

A number of monoclonal antibody products currently are being marketed for the treatment of cancer, including Rituxan®, Herceptin®, Compath ®, Avastin ®, Erbitux ®, Vectibix ®, Zevalin ®, and Bexxar ®, and numerous other monoclonal antibody based products are under development for the treatment of cancer. In the monoclonal antibody space, we will be directly competing against a number of other well-established pharmaceutical and biotech companies such as Roche, Seattle Genetics, Immunomedics, Bristol-Myers Squibb, Immunogen and others. Several of these companies are also targeting lung, pancreatic and colon cancer.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our ICT-107 lead product candidate or any future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

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

Intellectual Property

The U.S. Patent and Trademark Office has recently issued two patents covering ICT-107 and certain other aspects of our cancer vaccine technology having expiration dates between about 2024 and 2028. Our dendritic cell-based vaccine and cancer stem cell vaccine product candidates are also currently covered by five patent applications that have been filed in the United States and by patent applications that have been filed in certain foreign countries.

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

Employees

We have four full-time employees, including our President and Chief Executive Officer, our Vice-President – Product Development and Manufacturing, and our Director, Business Development and Licensing. Our Chairman of the Board and Chief Scientific Officer and our Chief Financial Officer are part-time employees. In addition, we have a number of consulting agreements for clinical development, regulatory affairs, investor relations and business development. We outsource all of our drug discovery research, process development, manufacturing and clinical development to third parties with expertise in those areas as we believe it to be a more capital efficient solution.

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

Research and Development

Research and development expenditures for the years ended December 31, 2011 and December 31, 2010 were $4,988,612 and $2,292,630, respectively.

GLOSSARY OF TERMS

Antibody:	any of a large body of proteins normally present in the body or produced in response to an antigen that it neutralizes, thus producing an immune response.

Antigen:	any substance that when introduced into the body can stimulate the production of antibodies and combine specifically with them.

Cancer stem cell:	cancer cells (found within tumors or hematological cancers) that possess characteristics associated with normal stem cells, specifically the ability to give rise to all cell types found in a particular cancer sample.

Cellular differentiation:	the process by which a cell becomes specialized in order to perform a specific function.

Cytokine:	any of a class of immunoregulatory proteins (such as interleukin, tumor necrosis factor, and interferon) that are released by cells of the immune system and act as intercellular mediators in the generation of an immune response. Also called chemokine.

Dendritic cell:	a highly specialized white blood cell found in the skin, mucosa and lymphoid tissues that initiates a primary immune response by activating lymphocytes and secreting cytokines.

DNA:	a nucleic acid that carries the genetic information in the cell and is capable of self-replication and synthesis of RNA, which determines protein synthesis and the transmission of genetic information.

Epitope:	a localized region on the surface of an antigen that is capable of eliciting an immune response and of combining with a specific antibody to counter that response.

Glioblastoma multiforme (GBM):	the most common and most aggressive type of primary brain tumor in humans.

Immunogenic:	capable of inducing an immune response.

Lymphocyte:	any of various white blood cells, including B cells and T cells, that function in the body’s immune system by recognizing and deactivating antigens. B cells act by stimulating the production of antibodies. T cells contain receptors on their cell surfaces that are capable of recognizing and binding to specific antigens. Lymphocytes are found in the lymph nodes and spleen and circulate continuously in the blood and lymph.

Lysate:	the cellular debris and fluid produced by the disintegration of a cell resulting from the destruction of its membrane by a chemical substance, especially an antibody or enzyme.

Peptide:	a compound containing two or more amino acids in which the carboxyl group of one acid is linked to the amino group of the other.

Stem cell:	an unspecified cell that upon division replaces its own numbers and also gives rise to cells that differentiate further into one or more specialized cell type.

T cell:	any of several closely related lymphocytes, developed in the thymus, which circulate in the blood and lymph and orchestrate the immune system’s response to infected or malignant cells.

Item 1A.	Risk Factors.

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained in this Annual Report including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission.

Risks Related To Our Business

We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never market any products or generate revenues.

We are a development-stage company that has only recently commenced any significant research and development activity. We may be unable to satisfactorily develop or market any of our current or proposed product candidates, those product candidates may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. Only one of our product candidates has been clinically tested in an early stage trial. We have not generated any recurring revenues to date, and we do not expect to generate any such revenues for a number of years.

Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of the current and any future clinical trials for our lead vaccine product candidate, ICT-107. We have only four full-time employees, including our President and Chief Executive Officer and our Vice-President – Product Development and Manufacturing, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and monoclonal antibodies in particular. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our vaccine product candidates, our monoclonal antibody candidates or any future product candidates;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our vaccine product candidates, our monoclonal antibody product candidates or any future product candidates;

•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;

•

establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our vaccine product candidates, our monoclonal antibody product candidates or any future product candidates; and

•

market our vaccine product candidates, our monoclonal antibody candidates or any future product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues.

We have a history of losses, expect future losses and may never become profitable.

With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present or future product candidates and maintain our operations.

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

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. The volume and frequency of such trading has been limited to date. Sufficient funding through a financing may not be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of us held by our existing securityholders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels. We may seek Small Business Innovation Research or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. Except for one recently awarded grant under a federal tax credit/grant program for pharmaceutical research and development companies and one recently submitted grant application under the Orphan Drug Act, we have not yet submitted any requests for these grants, the competition for obtaining these grants is intense and we may be unable to secure any grant funding on a timely basis or at all.

Our current product candidates and any future product candidates will be based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the U.S. Food and Drug Administration (“FDA”) has limited experience with cancer stem cell or dendritic cell-based therapeutics and, with the exception of one dendritic cell-based vaccine for the treatment of prostrate cancer, has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our vaccine product candidates or any future vaccine product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. The targeting of cancer stem cells as a potential therapy is a recent development that may not become broadly accepted by scientists, pharmaceutical companies or the FDA. In addition, the manufacture of biological products, including cancer stem cell or dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because cancer stem cell and dendritic cell-based products represent new forms of therapy, the marketplace may not accept any products we may develop that utilize these technologies. If we do succeed in developing products, we will face many potential obstacles, such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks, such as product liability claims.

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

We are required to pay certain royalties under our license agreement with Cedars-Sinai, and we must meet certain milestones to maintain our license rights.

Under our license agreement with Cedars-Sinai for our cellular-based therapy technology, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing this technology, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the Cedars-Sinai license agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our vaccine product candidates and in the raising of funding. We may not be successful in meeting all of the milestones in the future on a timely basis or at all.

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

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. We have obtained orphan drug status for ICT-107 to treat GBM and may also seek this status for ICT-140 to treat ovarian cancer and for our cancer stem cell vaccine to treat GBM and other diseases if we meet the eligibility criteria. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

Fast Track designation for development of our vaccine product candidates or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for our vaccine product candidates or any other product candidates, but the FDA may not grant this status to any of our proposed product candidates.

Because our current product candidates represent and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, manufacturing, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.

The approaches offered by our current product candidates or any future product candidates may not gain broad acceptance among doctors or patients and governmental agencies or third-party medical insurers may not be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We have not yet manufactured our product on a commercial scale and may not be able to achieve manufacturing efficiencies relative to our competitors. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Certain of our cell-based vaccine product candidates may be formulated with cells harvested and processed from individual target patients, which could limit the target patient population for these vaccines and could require complex and costly manufacturing processes to produce these vaccines on a commercial basis. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our common stock.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the cellular and stem cell field, we will be competing with a number of smaller biotechnology companies that are focused on cellular therapy and cancer vaccine technologies, which may include among others Dendreon, Northwest Biotherapeutics, Antigenics, Celldex Therapeutics, NeuralStem, Geron, NeuroNova, ReNeuron, Stemcells, Inc., Advanced Cell Technology, Osiris Therapeutics, Stemline Therapeutics and Agenus. Dendreon has received FDA marketing approval for Provenge, a prostate cancer vaccine utilizing dendritic cells, Northwest Biotherapeutics is developing a dendritic cell-based vaccine for treating brain tumors, Stemline Therapeutics and Agenus are conducting clinical trials for their cancer vaccines for brain cancer, and Celldex Therapeutics has recently completed a Phase II clinical trial to treat GBM with their cancer vaccine. Other existing and new companies that may enter the field may also be developing vaccines of this type. For example, Amgen is in Phase III clinical trials for a cancer vaccine for treatment of melanoma and Accentia Biopharmaceuticals and Biovest International have a cancer vaccine for the treatment of lymphoma in Phase III clinical trials.

Drugs targeting cancer stem cells is a new emerging field, and a number of companies are developing products that are in various stages of clinical or preclinical development. We will be competing with these companies, which may have more resources than we have. This list may include among others ChemGenex, GlaxoSmithKline, Geron, Stemline Therapeutics, OncoMed Pharmaceuticals, Raven Biotechnologies and Arius Research. In addition, a number of academic and research centers are doing research in this area which may be commercialized by new or existing companies. A number of pharmaceutical companies are also seeking to develop treatments for GBM that are not based on dendritic cell or cancer stem cell technologies, including Genentech/Roche’s Avastin ®.

A number of monoclonal antibody products currently are being marketed for the treatment of cancer, including Rituxan®, Herceptin®, Compath ®, Avastin ®, Erbitux ®, Vectibix ®, Zevalin ®, and Bexxar ®, and numerous other monoclonal antibody based products are under development for the treatment of cancer. In the monoclonal antibody space, we will be directly competing against a number of other well-established pharmaceutical and biotech companies such as Roche, Seattle Genetics, Immunomedics, Bristol-Myers Squibb, Immunogen and others. Several of these companies are also targeting lung, pancreatic and colon cancer.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with ICT-107 or any future product candidates. The governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. These domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, also can be expected to compete with us in recruiting qualified scientific personnel.

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

To the extent that we rely on third-party individuals or other companies to manage the day-to-day conduct of our clinical trials or to manufacture, sell or market our current product candidates or any future product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we might utilize is unable to allocate sufficient qualified personnel to our studies or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a firm producing humanized forms of our monoclonal antibody product candidates or a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our current product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own. If we rely on only one source for the manufacture of the clinical or commercial supplies of any of our product candidates or products, any production problems or supply constraints with that manufacturer could adversely impact the development or commercialization of that product candidate or product.

If we or our manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our vaccine product candidates and any other or future product candidates and may harm our reputation.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The very nature of the product may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee; which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee for a clinical trial established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.

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

We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board and Chief Scientific Officer, and Dr. Manish Singh, our President and Chief Executive Officer. Except for our President and Chief Executive Officer, our Vice President – Product Development and Manufacturing, and our Director, Business Development and Licensing, we do not have any full-time management personnel. We do not currently maintain key man life insurance on Dr. Yu or Dr. Singh. Dr. Singh and Dr. Yu can terminate their service to us at any time. The loss of the services of either Dr. Singh or Dr. Yu would materially and adversely affect our business.

As we retain additional full-time senior personnel, our overhead expenses for salaries and related items will increase materially from current levels. Competition for such personnel is intense, and we may not be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan.

The market success of our current product candidates and any future product candidates will be dependent in part upon third-party reimbursement policies that have not yet been established for our product candidates.

Our ability to successfully commercialize and penetrate the market for our current product candidates and any future product candidates is likely to depend significantly on the availability of reimbursement for our lead product candidate or any other or future product candidates from third-party payers, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow the price of our product candidates to include a reasonable profit margin. Even with FDA approval, third-party payers may deny reimbursement if the payer determines that our particular product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products which currently are reimbursable, they may be unwilling to use our product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our lead product candidate and any future product candidates could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current lead products candidate or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities and obtained this coverage for the recently completed and current clinical trials of our dendritic cell-based vaccine product candidate. We may not be able to secure such insurance in the amounts we are seeking or at all for any of the future trials for our current product candidates or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to our Intellectual Property

Our patents and maintenance of trade secrets may not protect the proprietorship of our products, impairing our competitive position, and our business, financial condition and results of operations could be adversely affected.

Our ability to compete successfully will depend significantly on our ability to defend patents that may have issued, obtain new patents, protect trade secrets and operate without infringing the proprietary rights of others or others infringing on our proprietary rights. Although Cedars-Sinai as our licensor has filed applications relative to a number of aspects of our cancer vaccine technology, we are responsible going forward to prosecute these patent applications.

The U.S. Patent and Trademark Office has recently issued patents covering ICT-107 and certain other aspects of our cancer vaccine technology licensed from Cedars-Sinai. We also have filed a U.S. provisional patent application and an international application covering our cancer stem cell vaccine product candidate, ICT-121. There is no assurance, however, that any allowed or issued patents will not be challenged by others or that we can maintain any patent protection.

Even if we have or are subsequently able to obtain patent protection for our vaccine product candidates or any of our other or future product candidates, there is no guarantee that the coverage of these patents or the existing patents we own covering our monoclonal antibody based technology will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. Protecting our intellectual property rights may also consume significant management time and resources.

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

The manufacture, offer for sale, use or sale of our current product candidates or any future product candidates may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

Should third parties patent specific cells, systems, receptors, monoclonal antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and monoclonal antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or monoclonal antibody based technologies and that licensing and cross-licensing of these rights among various competitors may arise. Our dendritic cell-based vaccine product candidate utilizes six antigens for which we may be required to obtain additional licenses from one or more other parties before we can commercialize this product candidate. We may not be able to obtain all of the licenses that we may need on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our current product candidates or any future product candidates; or

•	be unable to conduct or participate in the manufacture, use, offer for sale or sale of product candidates or methods of treatment requiring licenses.

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

The shares of our common stock may trade infrequently and in low volumes on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small early stage company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or be sustained. Due to these conditions, you may not be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As a result, investors could, and should be prepared to, lose all or part of their investment.

You may have difficulty selling our shares if they are deemed “penny stocks.”

Since our common stock is not listed on a national securities exchange, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we may not fall within in the future). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of February 15, 2012, our directors and executive officers, including Dr. John Yu, beneficially owned approximately 20% of our outstanding common stock. Dr. Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name himself plus two of our directors, may be able to direct the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

We also may choose to enter into agreements with one or more investors in which we would agree to change the size or composition of our board of directors.

The decisions of these stockholders or any investor – designated directors may conflict with our interests or those of our other stockholders.

Potential conflicts of interest could arise for certain members of our management team in the performance of their services for us.

Dr. John Yu, our Chairman of the Board, and Dr. Keith Black, the Chairman of our Scientific Advisory Board, are full-time employees of Cedars-Sinai, which owns shares of our common stock and where we previously conducted and plan to conduct future research and development work, including clinical trials of our vaccine product candidates. Potential conflicts of interest could arise as a result, including for Dr. Yu and Dr. Black in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Dr. Yu and other scientists associated with Dr. Yu at Cedars-Sinai may perform research in the field of brain tumors that is sponsored by other third parties. We will not acquire any interest in the intellectual property generated by this research, including several clinical trials with dendritic cell-based vaccines that have been completed or are planned to be initiated. These studies may compete for patients to be enrolled in clinical trials with our current or future clinical trials.

Substantial sales of our common stock could cause our common stock price to fall.

There are currently 38,825,620 in outstanding shares of our common stock and another 21,417,375 shares of our common stock issuable upon exercise of currently exercisable options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Not applicable.

Item 2. Properties.

We currently maintain our corporate office in Woodland Hills, California under an operating lease through June  30, 2012 at a monthly rental rate of $3,493. We do not lease or own any other real property.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings. We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since December 7, 2006 under the symbol “IMUC.” The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2010	$1.10	$0.82
June 30, 2010	2.44	0.97
September 30, 2010	1.18	0.84
December 31, 2010	1.58	0.87

March 31, 2011	2.55	1.29
June 30, 2011	2.45	1.57
September 30, 2011	2.28	1.31
December 31, 2011	1.72	1.20

Stockholders

As of February 15, 2012, there were approximately 211 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Issuances of Unregistered Securities; Purchases of Securities

We did not issue any unregistered securities during the year ended December 31, 2011 that were not previously reported in a Current Report on Form 8-K, and we did not repurchase any securities during that period.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the information in this Item 7 together with our financial statements and notes thereto that appear elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1.A of Part I and elsewhere in this Annual Report.

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

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center for certain cellular-based therapy technology that we are developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We recently completed a Phase I clinical trial of a vaccine product candidate for the treatment of glioblastoma multiforme based on this technology and in January 2011, we initiated a Phase II clinical trial. We are in the process of enrolling patients for the Phase II clinical trial and expect to complete patient enrollment in the second quarter of 2012.

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

In February 2012, we acquired an exclusive world-wide license from the University of Pennsylvania related to patent technology for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, the company’s lead dentritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

Also in February 2012, we acquired an exclusive, worldwide license from The John Hopkins University (“JHU”) to certain patent-pending technology related to mesothelin-specific cancer immunotherapies.

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of December 31, 2011 we had an accumulated deficit of $28,673,691. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to December 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the years ended December 31, 2011 and December 31, 2010, we recorded an expense of $4,988,612 and $2,292,630, respectively, related to research and development activities.

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

Results of Operations

For the Years Ended December 31, 2011 and 2010

Revenue

We did not have any revenue in the years ended December 31, 2011 or 2010 and we do not expect to have any revenue in 2012.

Expenses

Research and development expenses during the year ended December 31, 2011 were $4,988,612 compared to $2,292,630 for the year ended December 31, 2010, an increase of $2,695,982. The increase was primarily caused by expenses associated with our Phase II clinical trial for ICT-107, which we started in early 2011. Also, during 2010, we received a grant under the Patent Protection and Affordable Care Act that totaled $244,479, which was accounted for as an offset to research and development costs. We expect our research and development costs in 2012 to be higher than 2011 as we continue our Phase II trial of ICT-107 and as we begin research on our cancer therapies.

Our general and administrative expenses for the years ended December 31, 2011 and 2010 were $2,446,757 and $2,035,526 respectively. The increase in general and administrative expenses is primarily due to increased personnel costs, investor relations expenditures and professional fees.

Loss

We incurred a loss of $5,719,903 during the year ended December 31, 2011, compared to a loss of $6,150,142 during the year ended December 31, 2010. The increase in research and development and general and administrative expenses in 2011 was offset by a credit in the amount of $2,901,253 related to a reduction in our warrant liability.

For the Years Ended December 31, 2010 and 2009

Revenue

We had $300,000 in revenue during the year ended December 31, 2009 related to a license fee payment we received under a research and license option agreement regarding our ICT-69 antibody product candidate with the Roche Group and no revenue during the year ended December 31, 2010.

Expenses

Research and development expenses for the years ended December 31, 2010 and 2009 were $2,292,630 and $962,526 respectively. The increase was caused in part by our Phase I clinical trial for ICT-107, which we completed in 2010. On November 10, 2010, the company received a grant under the Patent Protection and Affordable Care Act of 2010. The grant, which totaled $244,479, was used to fund ongoing projects, including the continued development of ICT-107 and was recorded as an offset to research and development costs for fiscal year ended December 31, 2010.

General and administrative expenses for the years ended December 31, 2010 and 2009 were $2,035,526 and $1,677,421 respectively. During 2010 and 2009, the company accrued $158,750 and $84,667, respectively, in bonuses that are contingent on reaching certain clinical development milestones. We had $1,829,724 of non-cash expense for the year ended December 31, 2010, including $1,018,238 in change in warrant liability expense, $807,853 in stock based compensation and $3,633 in depreciation expense. We had $311,700 of non-cash expense for the year ended December 31, 2009, consisting of $308,303 in stock based compensation and $3,397 in depreciation expense.

Loss

We incurred a net loss of $6,150,142 for the year ended December 31, 2010 and a net loss of $2,626,205 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $4,983,165, compared to working capital of $4,896,360 as of December 31, 2010.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances, together with the $10.4 million in proceeds, before offering costs, from our January 2012 underwritten public offering, will be sufficient to fund our operations through the end of 2013, although there is no assurance that such proceeds will be sufficient.

We do not have any bank credit lines. In January 2012, we completed a $10,438,380 underwritten public offering, before commissions and costs of approximately $1.1 million, of 9,489,436 units at a price of $1.10 per unit. Each unit consists of one share of stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $1.41 per share. In February 2011, we completed an $8,090,644 private placement, before commissions and costs, of 5,219,768 units at a price of $1.55 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $2.25 per share. We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. In December 2009, we entered into an agreement with Socius Capital under which Socius Capital has agreed to purchase our preferred stock from us from time to time with an aggregate of up to $6 million remaining. However, Socius Capital’s obligation to purchase shares of our preferred stock is subject to our satisfying certain conditions at that time. There is no assurance that we will be able to satisfy those conditions if we wish to sell shares of our preferred stock to Socius Capital or that Socius Capital will have ability to complete these purchases. We cannot be sure that we will be able to obtain any additional funding from either financings or alliances, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of December 31, 2011, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have a purchase commitment with Aptiv (formerly known as Averion International), which provides certain sponsored research. As of

December 31, 2011, our remaining obligation under this agreement was approximately $2 million. Subsequent to December 31, 2011, our sponsored research agreement with Aptiv was amended so that the remaining obligation was increased to $2.9 million and the term of the agreement was extended through March 31, 2014. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

The following is a summary of our contractual obligations including those entered into subsequent to December 31, 2011.

	2012	2012 and 2013	2014 and 2015	Beyond 2015
Unconditional purchase obligations	$1,045,109	$1,220,398	$—	$—
Operating lease obligation	20,958	—	—	—

	$1,066,067	$1,220,398	$—	$—

Cash Flows

For the Year Ended December 31, 2011 and 2010

We used $6,383,742 of cash in our operations during the year ended December 31, 2011, compared to $4,253,560 during the year ended December 31, 2010. During 2011, we substantially expanded our research and development activities related to our Phase II trial of ICT-107. During 2011, we had a non-cash benefit reduction in our warrant liabilities of $2,901,253, whereas in 2010, we incurred a non-cash charge to the increase in the warrant liability of $1,018,238. During 2011, we incurred a non-cash charge for stock based compensation of $1,190,133 compared to $745,697 during 2010.

During the year ended December 31, 2011, we used $84,392 of cash in our investing activities for the acquisition of property and equipment, primarily to support our research and development activities. We provided $1,065,331 of cash from our investing activities for the year ended December 31, 2010, consisting of $1,075,903 in sales of certificates of deposit offset by $10,572 in purchases of equipment.

We received $7,801,526 of cash from our financing activities during 2011, consisting of $388,379 from the exercise of stock options, $53,018 from the repayment of a promissory note previously issued for common stock and $7,460,129 net proceeds from the sale of common stock and warrants. We received $8,176,652 of cash from financing activities for the twelve months ended December 31, 2010, consisting of $26,500 from the exercise of stock options, $3,779,158 from sales of preferred stock and $4,370,994 from the sale of common stock.

For the Year Ended December 31, 2010 and 2009

We used $4,253,560 of cash in our operations during the year ended December 31, 2010, compared to $2,151,781 for the year ended December 31, 2009, as the non-cash portion of our net loss for the 2010 period was $1,829,724 and the non-cash portion of our net loss for the 2009 period was $311,700.

We provided $1,065,331 of cash from our investing activities during the year ended December 31, 2010, consisting of $1,075,903 in sales of certificates of deposit offset by $10,572 in purchases of equipment and $1,923,284 of cash in our investing activities for the year ended December 31, 2009, consisting of $1,924,097 in sales of certificates of deposit offset by $813 in purchases of equipment.

We received $8,176,652 of cash from financing activities during the year ended December 31, 2010, consisting of $26,500 from the exercise of stock options, $3,779,158 from sales of preferred stock and $4,370,994 from the sale of common stock and $474,560 of cash from financing activities during the year ended December 31, 2009, consisting of $11,812 from the exercise of stock options and $462,748 from the exercise of warrants.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto and the related reports of Marcum LLP and Stonefield Josephson, Inc. are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pursuant to applicable SEC’s rules and regulations, we are not required to obtain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and positions held by each of our executive officers and directors. Directors are elected for a period of one year and until the next annual meeting at which their successors are duly elected.

Name	Age	Position(s)

John S. Yu, M.D.(5)	48	Chairman of the Board and Chief Scientific Officer
Manish Singh, Ph.D.(4)	43	President, Chief Executive Officer and Director
Jacqueline Brandwynne(1)(2)	74	Director
Richard Chin, M.D.(1)(3)	45	Director
Richard A. Cowell(2)(3)	64	Director
Helen S. Kim(4)(5)	49	Director
Rahul Singhvi, Sc.D.(1)(2)(3)(4)(5)	47	Lead Director
James Bender, Ph.D.	62	Vice President - Product Development and Manufacturing
David Fractor	52	Chief Financial Officer and Treasurer

(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee
(4)	Member of our Finance Committee
(5)	Member of our Product Strategy Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. Our board of directors has determined that (a) all of our directors during the year ended December 31, 2011, other than Dr. Singh and Dr. Yu are independent directors as defined in the NYSE Amex rules governing members of boards of directors and (b) the members of our Audit Committee are independent under applicable SEC rules. Under his current right to designate two other members of our board of directors, Dr. Yu has designated Jacqueline Brandwynne and Helen Kim to serve as directors.

John S. Yu, M.D.

Dr. Yu has served as our Chief Scientific Officer and a director since November 2006 and Chairman of the Board since January 2007. He is a member of the full-time faculty in the Department of Neurosurgery at Cedars-Sinai Medical Center where he has worked since 1997. An internationally renowned neurosurgeon, Dr. Yu’s clinical focus is on the treatment of malignant and benign brain and spinal tumors. He is also conducting extensive research in immune and gene therapy for brain tumors. He has also done extensive research in the use of neural stem cells as delivery vehicles for brain cancers and neurodegenerative diseases. He was inducted into Castle and Connelly’s America’s Top Doctors in 2005. Dr. Yu has published articles in a number of prestigious journals, including The Lancet, Cancer Research, Cancer Gene Therapy, Human Gene Therapy, Journal of Neuroimmunology, Journal of Neurological Science and Journal of Neurosurgery. Dr. Yu earned his bachelor’s degree in French literature and biological sciences from Stanford University and spent a year at the Sorbonne in Paris studying French literature. He also pursued a fellowship in immunology at the Institut Pasteur in Paris. He earned his medical degree from Harvard Medical School and master’s degree from the Harvard University’s Department of Genetics. He completed his neurosurgical residency at Massachusetts General Hospital in Boston. In addition, he was a Neuroscience Fellow at the National Institutes of Mental Health in the Neuroimmunology Unit at Massachusetts General Hospital from 1988 to 1989 and was a Culpepper Scholar at the Molecular Neurogenetics Unit at that hospital from 1993 to 1995. His other honors include the Preuss Award, Joint Section on Tumors, American Association of Neurological Surgeons and Congress of Neurologic Surgeons in 1995. He received the Academy Award from the American Academy of Neurological Surgery at its 1996 annual meeting. Other honors include the Young Investigator Award from the Congress of Neurological Surgeons in 2000, the National Brain Tumor Foundation Grant in 2001, and the Mahaley Clinical Research award from the American Association of Neurological Surgeons in 2005.

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

Manish Singh, Ph.D.

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

Jacqueline Brandwynne

Ms. Brandwynne has served as a director since January 2007. Since 1981, Ms. Brandwynne has served as President and CEO of Brandwynne Corporation, which has co-founded and assisted in the development of several healthcare and biotech companies. Ms. Brandwynne is a business strategist with more than 25 years of experience working with companies such as Bristol Myers/Clairol, National Liberty Life, Seagram & Sons and Neutrogena. From 1974 to 1981 she was in charge of developing Citicorp’s global business strategy. From 2000 to 2006, Ms. Brandwynne was a director of Microvision, Inc., a public company that develops sophisticated miniature displays, and Neutrogena Corporation. She has served in multiple advisory roles in several administrations, including as an Advisor to the Council of Economic Advisors, a member of the US Trade Representatives Services Policy Advisory Committee, a negotiator of the North American Trade Agreement, a participant in GATT negotiations and a member of The Committee on Critical Choices for America, and Chair of an Economic Summit at the White House. She currently serves on the board of the Proteus Venture Biotech Fund and on several non-profit boards, including the Cedars-Sinai Health Systems Board of Governors. Ms. Brandwynne also serves on the Board of Advisors of Histogen, Inc.

Ms. Brandwynne’s extensive involvement with early stage healthcare and biotech companies provides the Board with valuable expertise in the operation and development of the company. With an extensive background as a business strategist for major corporations, she also assists the Board in its strategic planning activities.

Richard Chin, M.D.

Dr. Chin was appointed as a director in March 2012. Dr. Chin is a physician with extensive expertise in drug development and biologics. He has overseen multiple investigational new drug applications and new drug applications/biologic license applications, and has authored several textbooks on clinical trial medicine. From 2008 until 2011, Dr. Chin served as a director and CEO of OneWorld Health, a nonprofit pharmaceutical company largely funded by the Bill and Melinda Gates Foundation. OneWorld Health is engaged in developing drugs for neglected diseases in impoverished countries. From 2006 to 2008, he was the CEO and President of OXiGENE, and served on its board of directors from 2004 to 2008. From 2004 to 2006, Dr. Chin was at Elan Corporation, where he served, among other roles, as Senior Vice President of Global Development. Dr. Chin also held various clinical and scientific roles for Genentech between 1999 and 2004, including Head of Clinical Research for the Biotherapeutics Unit, overseeing approximately half of the clinical programs at Genentech. Dr. Chin began his career at Procter and Gamble Pharmaceuticals, where he served as Associate Medical Director. He received a B.A. in Biology, magna cum laude, from Harvard University and the equivalent of a J.D. with honors from Oxford University in England under a Rhodes Scholarship. Dr. Chin holds a Medical Degree from Harvard Medical School and is licensed to practice medicine in California. He is currently serves on the Adjunct Faculty of UCSF Medical School, and serves on the Board of Directors of Genmedica, Balance Therapeutics, and Galena Biopharma.

Dr. Chin is highly qualified to serve as a member of the Board because of Dr. Chin’s expertise with drug development, his experience as both an executive and director of drug development companies, and his scientific and academic qualifications.

Colonel Richard A. Cowell, USA, (Ret.)

Colonel Richard A. Cowell, USA, (Ret.) has served as a director since June 2007. Colonel Cowell retired in 2011 as a Principal at Booz Allen Hamilton, Inc., where he was involved in advanced concepts, technology experimentation and integration, and establishing new business operations. Prior to joining Booz Allen Hamilton in March 1996, Colonel Cowell served in the United States Army for 25 years. Mr. Cowell serves as a director and Chair of the Audit Committee for Microvision, Inc. He holds a Top Secret security clearance with special accesses based on a special background investigation. Mr. Cowell holds a B.S. degree in accounting from Ohio State University.

Mr. Cowell brings to the Board both financial and accounting expertise as well as experience in the handling of Audit Committee matters for a public company. As consultant with a major consulting firm in the fields of technology experimentation and establishing new business operations, he brings to the Board strategic and business planning experience.

Helen S. Kim

Ms. Kim has served as a director since August 2011. She has been Chief Business Officer of NGM Pharmaceuticals, Inc., a privately held drug discovery company, since 2009, where she is responsible for all business functions and is active in raising capital. Ms. Kim served as President & Chief Executive Officer of KOSAN Biosciences from 2007 to 2008 where she restructured and repositioned the company prior to the successful sale of the company to Bristol-Myers Squibb. Ms. Kim served as Chief Program Officer for the Gordon and Betty Moore Foundation from 2003 to 2007. Ms. Kim previously held senior positions with Affymax, Inc., Onyx Pharmaceuticals, Inc., Protein Design Labs, Inc., and Chiron Corporation. She currently serves on the board of directors of Sunesis Pharmaceuticals. Ms. Kim received a M.B.A. in Marketing/Finance from the University of Chicago and a B.S. in Chemical and Biomedical Engineering from Northwestern University.

Having spent over twenty years in the biotech industry in various marketing, development and strategy positions, Ms. Kim brings to the Board significant experience and contacts in the pharmaceutical and life sciences industry. She has extensive knowledge in pharmaceutical product development and strategic planning that is directly relevant to the company’s activities.

Rahul Singhvi, Sc.D.

Dr. Singhvi has served as a director since June 2010 and as our Lead Director since December 2010. He is Managing Partner of MLV Healthcare Partners, a New York based boutique merchant bank, and Axella, LLC, a strategic advisory firm, which positions he has held since 2011. Dr. Singhvi was with Novavax, Inc., a biopharmaceutical company focused on developing novel, highly potent recombinant vaccines beginning in 2004 and served as President, Chief Executive Officer and a director of Novavax from August 2005 to April 2011. Dr. Singhvi was the Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President – Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For ten years prior to joining Novavax, Dr. Singhvi served in various positions with Merck & Co., Inc., culminating as Director of the Merck Manufacturing Division, where he helped develop several vaccines, including Zostavax ®, the only vaccine on the market to prevent shingles. Dr. Singhvi received his M.S. and Sc.D. degree in Chemical Engineering from the Massachusetts Institute of Technology. He also holds an M.B.A. from the Wharton School.

Dr. Singhvi brings to the Board experience and knowledge in the operation and leadership of early stage public healthcare companies. He also has extensive expertise and experience in the development and manufacturing of vaccines, which may assist the Board in its oversight of our cancer vaccine programs.

James Bender, Ph.D.

Dr. Bender served as our Vice President – Clinical Development on a part time basis from September 2008 to February 2010 and has served as our Vice President – Product Development and Manufacturing on a full-time basis since February 2010. From 2002 through 2008, Dr. Bender held various positions at IDM Pharma, most recently as director of product development where he led that company’s efforts relating to the clinical development of a cancer vaccine for the treatment of lung cancer. Prior to that, he held various positions at Nexell Therapeutics relating to the development of therapeutic stem cell and cancer vaccine products. Prior to that, Dr. Bender spent 10 years with Baxter Healthcare Corporation, eight years with the University of New Mexico School of Medicine and five years with St. Joseph’s Hospital in Albuquerque, New Mexico. He has over 75 scientific publications, is an inventor of 11 U.S. patents and holds a Ph.D. degree in immunology from the University of New Mexico and an M.P.H. in laboratory management from the University of Michigan.

David Fractor

Mr. Fractor has served as our Treasurer and Chief Financial Officer on a part-time basis since April 2011. Since 2003, Mr. Factor has been a consultant providing financial consulting and strategic planning services, including Sarbanes-Oxley compliance consulting services, to a variety of companies in a variety of industries. From 1999 through 2003, Mr. Fractor was the Chief Financial Officer of HemaCare Corporation, a publicly traded corporation which collects, manufactures, tests and distributes blood products to hospitals and provides blood services to patients in hospital settings on an outsourcing basis. Mr. Fractor received his B.S. in Accounting from the University of Southern California in 1982 and is a certified public accountant and a member of AICPA and the California Society of CPA’s.

Committees of the Board of Directors

Our board of directors has established an Audit Committee, which currently consists of Mr. Cowell, as Chairman, and Drs. Chin and Singhvi. The Audit Committee assists the board of directors in fulfilling its oversight responsibilities relating to:

•	the quality and integrity of our financial statements and reports;

•	the independent registered public accounting firm’s qualifications and independence; and

•	the performance of our internal audit function and independent registered public accounting firm.

The Audit Committee appoints the independent registered public accounting firm, reviews with that accounting firm the plans and results of the audit engagement, approves permitted non-audit services provided by our independent registered public accounting firm and reviews that firm’s independence. Mr. Cowell has been designated as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”).

Our board of directors has established a Compensation Committee, which currently consists of Dr. Chin as Chairman, and Ms. Brandwynne and Dr. Singhvi. The Compensation Committee reviews, and makes recommendations to the full board of directors relating to, the compensation of our officers and directors, including our officers’ annual salaries and bonuses and the terms and conditions of option grants to our officers and directors under our 2006 Equity Incentive Plan.

Our board of directors has established a Finance Committee currently consisting of Dr. Singhvi, as Chairman, and Drs. Singh and Kim. The Finance Committee has oversight responsibility for all material financial matters affecting us, including capital management, funding strategy and investing activities related to our financial position and financing activities.

Our board of directors has established a Nominating and Corporate Governance Committee, which currently consists of Ms. Brandwynne, as Chairwoman, Mr. Cowell, Ms. Kim and Dr. Singhvi. The Nominating and Corporate Governance Committee develops and recommends corporate governance guidelines to the Board, selects or recommends for selection nominees to serve on the Board, and oversees the evaluation of the Board and its committees.

Our board of directors established a Products Strategy Committee in August 2011 currently consisting of Ms. Kim as Chairman and Dr. Yu, Dr. Singhvi and the Chairman of our Scientific Advisory Board, currently Dr. Keith Black, as members. The Products Strategy Committee reviews and makes recommendations to the full Board concerning development and execution of our corporate and product development strategies.

The Charters of the Audit, Compensation and Nominating and Corporate Governance Committees are available on our website at www.imuc.com. All of our committee members are independent directors as required by applicable securities law and regulation and as defined in the NYSE, AMEX and NASDAQ marketplace rules governing members of boards of directors.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”) currently consisting of Dr. Keith Black, as Chairman, Dr. John Boockvar, Dr. Peter Brooks, Dr. Sherie Morrison, Dr. Cohava Gelber, Dr. George Peoples, Dr. Constantine Ioannides and Dr. Zvi Ram to assist our management in the areas of expertise of the members of our SAB. We have compensated the members of our SAB from time to time through the grant of options to purchase our stock. In September 2009, we granted a five-year non-qualified option to purchase 10,000 shares of our common stock to each of four members of our SAB for service as members on the SAB for the coming year at an exercise price of $0.95 per share, with such option to vest quarterly for the one-year period following the date of grant. In May 2010, we also granted a five-year non-qualified option to purchase 10,000 shares of our common stock to another member of our SAB for services as a member for the coming year at an exercise price of $1.20 per share, with such option to vest quarterly for the one-year period following the date of grant.

Keith L. Black, M.D.

Dr. Black has served on our Scientific Advisory Board since January 2007. Dr. Black serves as Chairman of the Department of Neurosurgery and Director of the Maxine Dunitz Neurosurgical Institute at Cedars-Sinai Medical Center. An internationally renowned neurosurgeon and scientist, Dr. Black joined Cedars-Sinai Medical Center in July 1997 and was awarded the Ruth and Lawrence Harvey Chair in Neurosciences in November of that year. Prior to joining Cedars-Sinai, Dr. Black served on the University of California, Los Angeles (UCLA) faculty for 10 years where he was a Professor of Neurosurgery. In 1992, he was awarded the Ruth and Raymond Stotter Chair in the Department of Surgery and was Head of the UCLA Comprehensive Brain Tumor Program.

Dr. Black serves on the editorial boards of Gene Therapy and Molecular Biology, Neurosurgery Quarterly and Frontiers In Bioscience. He was on the National Institutes of Health’s Board of Scientific Counselors for Neurological Disorders and Stroke and was appointed to the National Advisory Neurological Disorders and Stroke Council of the National Institutes of Health from 2000 to 2004. He was also selected as a committee member of the California Institute for Regenerative Medicine Independent Citizens Oversight Committee from 2004-2006.

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

Cohava Gelber, Ph.D.

Dr. Gelber is a well-known scientist in the field of monoclonal antibodies and currently serves as the President & CEO of Caerus Discovery, LLC. She previously served as the Chief Scientific & Technology Officer of ATCC, where she was responsible for managing the science operation of ATCC’s biological collections as well as the creation of the Translational Research department with programs to develop new therapeutics for cancer, metabolic and inflammatory diseases. Prior to joining ATCC, she served as Vice President – Research and Development for MannKind Corp., a public company developing therapeutics for diabetes, cancer and autoimmune diseases. She was responsible at that company for non clinical development and clinical immune safety of drugs from pre IND through phase III clinical trials. Dr. Gelber received her Ph.D. from the Weizmann Institute, her MBA degree from Cornell University and post doctorate training at Stanford University. Dr. Gelber has published numerous scientific manuscripts and textbook chapters and is the inventor of 69 patents of which 11 granted. Dr. Gelber is one of the inventors of several monoclonal antibodies that we are developing, including ICT-69 and ICT-109, and has served as a consultant to our company in the past two years.

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

Zvi Ram, M.D.

Dr. Ram serves as the Chairman of the Department of Neurosurgery at Tel Aviv Medical Center in Israel. His emphasis is on brain tumor therapy, pituitary surgery, and technology development projects with various companies. Dr. Ram is the Chairman of the European Association of Neurosurgical Societies (EANS) Neurooncology Committee, member of the Executive Steering Committees and lead PI for several pharmaceuticals companies conducting multicenter international phase III clinical studies, scientific advisor for a number of biotechnology groups, and a member of editorial boards and reviewer for leading scientific journals in his areas of expertise. Dr. Ram previously led a variety of basic and clinical research projects, including leading the first gene therapy trial for patients with brain tumors, at the Surgical Neurology Branch at the National Institutes of Health in Bethesda, Maryland.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics is available on our website www.imuc.com, and will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, Woodland Hills, California 91367.

Section 16(a) Beneficial Ownership Reporting Compliance

Because our common stock is not registered under Section 12 of the Exchange Act, our directors and executive officers and owners of more than ten percent of our common stock are not required to file with the SEC reports under Section 16(a) of the Exchange Act regarding their ownership and changes in ownership of our common stock.

Item 11.	Executive Compensation

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2011 to Dr. Manish Singh, who has served as our President and Chief Executive Officer since February 2008 and to Dr. James Bender, who has served as our Vice President-Clinical Development from September 2008 to February 2010 and as Vice President Product Development and Manufacturing since February 2010, and who was our only other executive officer who received compensation in excess of $100,000 in either 2011 or 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(5)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Manish Singh, Ph.D. President and Chief Executive Officer	2011	$313,125	(1)	$50,000	—	$332,289	(6)	—	—	—	$695,414
	2010	$293,287	(2)	$100,000	—	$222,500	(7)				$615,787

James Bender, Vice President – Product Development and Manufacturing	2011	$174,583	(3)	$20,000	—	$70,201	(8)				$265,785
	2010	$155,833	(4)	$15,000	—	73,625	(9)				$244,458

(1)	Includes $25,000 per month for the period from January 1, 2011 through February 18, 2011 and $26,250 from February 19, 2011 through December 31, 2011 for services rendered to us as President and Chief Executive Officer.
(2)	Includes $20,833 per month for the period from January 1, 2010 through February 17, 2010 and $25,000 from February 18, 2010 through December 31, 2010 for services rendered to us as President and Chief Executive Officer.
(3)	Includes $14,167 per month for the period January 1, 2011 to January 31, 2011 and $14,583 for the period February 1, 2010 to December 31, 2010.
(4)	Includes $14,167 per month for the period from February 1, 2010 through December 31, 2010 for services as Vice President – Product Development and Manufacturing and $12,000 in consulting fees for the month of January 2010.
(5)	This column represents option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements. These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.
(6)	Includes (i) a seven-year option to purchase 600,000 shares of our common stock granted February 10, 2010 at an exercise price of $0.90 per share, vesting monthly over a one-year period following the date of grant, (ii) a seven-year option to purchase 30,000 shares of our common stock granted February 10,2010 at an exercise price of $0.90 per share, vesting is subject to our common stock maintaining a price of at least $1.60 for 15 consecutive trading sessions, (iii) a seven-year option to purchase 20,000 shares of our common stock granted February 20, 2010 at an exercise price of $0.90 per share, vesting if we enroll our first patient in a phase 2 clinical trial, (iv) a seven-year option to purchase 30,000 shares of our common stock granted on September 27, 2010 at an exercise price of $0.62, vesting quarterly over a one-year period following the date of grant, (v) a seven-year option to purchase 90,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25 per share, vesting semi-annual following the date of grant, (vi) a seven-year option to purchase 50,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25 per share, vesting is subject to our stock achieving a market capitalization of at least $100 million for a period of ten consecutive trading days, (vii) a seven-year option to purchase 50,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25 per share, vesting is subject to our stock achieving a market capitalization of at least $150 million for a period of ten consecutive trading days and (viii) a seven-year option to purchase 50,000 shares of our common stock at an exercise price of $2.25 per share, vesting is subject to our stock achieving a market capitalization of at least $200 million for a period of ten consecutive trading days.
(7)

Includes (i) a seven-year option to purchase 300,000 shares of our common stock granted February 18, 2009 at an exercise price of $0.15 per share, vesting monthly over a one-year period following the date of grant, (ii) a seven-year option to purchase 360,000 shares of our common stock granted February 18, 2010 at an exercise price of $0.90 per share, vesting monthly over a one-year period following the date of grant, (iii) a seven-year option to purchase 240,000 shares of our common stock granted February 18, 2010 at an exercise price of $0.90 per share, vesting in certain increments if we achieve during the term of the agreement (a) vesting of 30,000 shares for a volume weighted average trading price for our common stock of greater than $1.60 for any 15-day period during the term of the agreement on average daily trading volume of at least 20,000 shares, or (b) vesting of 90,000 shares for a volume weighted average trading price for our common stock of greater than $2.00 for any 15-day period during the term of the agreement on average daily trading volume of at least 20,000 shares, or (c) vesting of 30,000 shares for treating the first patient in a phase II clinical trial, or (d) vesting of 90,000 shares if the Corporation completes a financing, a strategic alliance or licensing agreement with upfront licensing payments to the Corporation or a merger or acquisition that generates at least $5,000,000 of net proceeds, for services rendered as President and Chief Executive Officer.
(8)	Includes (i) a seven-year option to purchase 150,000 shares of our common stock granted on February 1, 2010 at an exercise price of $0.90, vesting monthly over a period of one-year following the date of grant, (ii) a seven-year option to purchase 60,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25, vesting in three annual installments following the date of grant, (iii) a seven-year option to purchase 20,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25, vesting is subject to our stock achieving a market capitalization of at least $100 million for a period of ten consecutive trading days, (iv) a seven-year option to purchase 20,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25, vesting is subject to our stock achieving a market capitalization of at least $150 million for a period of ten consecutive trading days and (v) a seven-year option to purchase 20,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25, vesting is subject to our stock achieving a market capitalization of at least $200 million for a period of ten consecutive trading days,
(9)	Includes (i) a seven-year option to purchase 75,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting monthly over a one-year period following the date of grant, (ii) a seven-year option to purchase 25,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting if we complete by September 30, 2010 the tech transfer to a contract manufacturer organization for ICT-107, including without limitation validation/qualification runs, (iii) a seven-year option to purchase 25,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting if we complete by December 31, 2010 FDA acceptance of a Phase II clinical trial plan for ICT-107, and (iv) a seven-year option to purchase 25,000 shares of our common stock granted February 1, 2010 at an exercise price of $0.90 per share, vesting if we complete by December 31, 2010 enrollment of the first patient into the Phase II clinical trial for ICT-107, for services as Vice President – Product Development and Manufacturing.

Stock Option Grants

The following table sets forth information as of December 31, 2011 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Manish Singh, Ph.D.	600,000	(1)	—		—	$1.00	2-17-15
	25,000	(2)	—		—	0.27	9-28-15
	31,384	(3)	—		—	0.95	9-13-16
	360,000	(4)	—		—	0.90	2-17-17
	105,000	(5)	45,000	(5)	—	0.90	2-17-17
	30,000	(6)	—		—	0.90	9-26-17
	—		20,000	(7)	—	2.25	4-3-18
	—		100,000	(8)		2.25	4-3-18
	—		150,000	(9)	—	2.25	4-3-18
James Bender	19,000	(10)	—		—	0.68	8-31-15
	15,000	(11)	—		—	0.95	8-31-16
	5,000	(12)	—		—	0.95	8-31-16
	75,000	(13)	—		—	0.90	1-31-17
	50,000	(14)	—		—	0.90	1-31-17
	—		60,000	(15)	—	2.25	4-3-18
	—		60,000	(16)	—	2.25	4-3-18

(1)	Vested monthly over one year following grant on February 18, 2008.
(2)	Vested 25% quarterly following grant on September 29, 2008.
(3)	Vested 25% quarterly following grant on September 14, 2009.
(4)	Vested monthly following grant on February 18, 2008.
(5)	Vests upon completion of milestones pursuant to contract.
(6)	Vested 25% quarterly following grant on September 27, 2010.
(7)	Vests one year from issuance on April 4, 2011.
(8)	Vests annually over two years following grant on April 4, 2011.
(9)	Vests upon completion of milestones pursuant to contract.
(10)	Vested monthly over one year following grant on September 1, 2008.
(11)	Vested monthly over one year following grant on September 14, 2009.
(12)	Vested one year from the date of grant on September 14, 2009.
(13)	Vested monthly over one year following grant on February 1, 2010.
(14)	Vested upon completion of milestones pursuant to contract.
(15)	Vests annually over three years following grant on April 4, 2011.
(16)	Vests upon completion of milestones pursuant to contract.

Compensation of Directors

On December 10, 2010, our board of directors determined that each non-employee director will receive compensation in the form of cash and stock options for serving on the board and on board committees. The cash compensation consists of an annual retainer of $10,000 for serving as a director, a fee of $1,500 for each quarterly board meeting attended, a fee of $1,000 for each non-quarterly board meeting attended and a fee of $500 for each committee meeting attended (other than committee chairpersons). In addition, the Chairman of the Board receives an additional $5,000 annual retainer, the Chairperson of the Audit Committee receives a $7,500 annual retainer, the Chairpersons of the Compensation Committee, Finance Committee, and Nominating and Corporate Governance Committee receives a $5,000 annual retainer. As of January 1, 2011, the Lead Director will receive an additional $5,000 annual retainer. Each member of the board also received an annual restricted stock grant of 10,000 shares. On October 24, 2011, the grant of restricted stock to board members was eliminated and the cash fees were revised as follows: annual retainer for serving as a director, $25,000; in-person board meeting attendance, $2,500 per meeting; telephonic board meeting attendance, $750 per meeting; Chairman of the Board receives an additional $5,000 per year; Lead Director receives an additional $5,000 per year; Audit Committee Chairperson receives an additional $10,000 per year; the Chairpersons of the Compensation Committee, Finance Committee, Nominating and Corporate Governance Committee and Product Strategy Committee receive a $5,000 annual retainer; and all Committee members (except Chairpersons) receive $500 for each meeting they attend. All fees are to be paid quarterly. In addition, seven-year non-qualified stock options to purchase shares of our common stock are to be granted annually on the date of the annual stockholders’ meeting to each non-employee director at an exercise price equal to the last reported trading price of our common stock on that date, with such option to vest quarterly over the one-year period following the date of grant in the following amounts: Chairman of the Board – 50,000 shares, Lead Director – 20,000 shares, board members (other than Chair) 30,000 shares, Audit Committee Chair – 20,000 shares, Compensation Committee and Nominating and Corporate Governance Committee Chairs each to receive 10,000 shares, and members of Committees (other than Chairs) to receive 5,000 shares, with all vested options to be exercisable for 24 months after termination for any reason except termination for cause by us.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2011 for their services rendered as directors. The compensation of Dr. Singh, who serves as a director and as our President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Dr. Chin, who was not appointed to the Board until March 2012, is also omitted.

Director Compensation for Fiscal Year 2011

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)(9)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jacqueline Brandwynne	$46,500	$23,600	$34,650	(3)	—	—	—	$104,750
Richard A. Cowell	$40,125	$13,000	$42,350	(4)	—	—	—	$95,475
Navdeep Jaikaria	$50,000	$23,600	$42,350	(5)	—	—	—	$115,950
Helen Kim	$15,325	$923	$35,550	(6)				$51,798
Robert L. Martuza	$12,500	$—	$—		—	—	—	$12,500
Rahul Singhvi	$46,750	$13,000	$82,400	(7)	—	—	—	$142,150
John Yu	$34,000	$13,000	$32,072	(8)	—	—	—	$79,072

(1)	This column represents the aggregate grant date intrinsic value of restricted stock awarded in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.
(2)	This column represents the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(3)	On October 24, 2011 we granted to Ms. Brandwynne a seven-year non-qualified option to purchase 45,000 shares of our common stock at an exercise price of $1.42 per share, vesting quarterly over a one-year period for her services as a director.
(4)	On October 24, 2011 we granted to Mr. Cowell a seven-year non-qualified option to purchase 55,000 shares of our common stock at an exercise price of $1.42 per share, vesting quarterly over a one-year period for his services as a director.
(5)	On October 24, 2011 we granted to Dr. Jaikaria a seven-year non-qualified option to purchase 55,000 shares of our common stock at an exercise price of $1.42 per share, vesting quarterly over a one-year period for his services as a director.
(6)	On August 22, 2011 we granted Ms. Kim a seven-year non-qualified option to purchase 5,000 shares of our common stock at an exercise price of $0.95 per share, vesting quarterly over a one-year period for her services as a director. Additionally, on October 24, 2011 we granted to Ms. Kim a seven-year non-qualified option to purchase 40,000 shares of our common stock at an exercise price of $1.42 per share, vesting quarterly over a one-year period for her services as a director.
(7)	On June 17, 2011 we granted Mr. Singhvi a seven-year non-qualified option to purchase 20,000 shares of our common stock at an exercise price of $1.95 per share, vesting quarterly over a period of one year for his services as a director. Additionally, on October 24, 2011 we granted to Mr. Singhvi a seven-year non-qualified option to purchase 80,000 shares of our common stock at an exercise price of $1.42 per share, vesting quarterly over a one-year period for his services as a director.
(8)	On October 24, 2011 we granted to Dr. Yu a seven-year non-qualified option to purchase 55,000 shares of our common stock at an exercise price of $1.42 per share, vesting quarterly over a one-year period for his services as a director.
(9)	As of December 31, 2011, our non-employee directors held vested and unvested options, which they received as compensation for their services as directors, to purchase the following number of shares of our common stock: Jacqueline Brandwynne – 290,401 shares; Richard A. Cowell – 273,301 shares; Navdeep Jaikaria – 55,000 shares; Helen Kim – 45,000 shares; Rahul Singhvi – 147,500 shares; and John Yu – 231,068 shares.

2006 Equity Incentive Plan

We have adopted our 2006 Equity Incentive Plan (the “Equity Plan”) pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 8,000,000 shares of common stock to our employees, officers, directors, consultants and advisors. Awards under the plan may consist of stock options (both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and stock appreciation rights.

Our Equity Plan is administered by our board of directors or a committee appointed by the Board, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

Our Equity Plan provides that the exercise price of each incentive stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding common stock). The exercise price of a non-qualified stock option shall be no less than the fair market value of the common stock on the date of grant. The maximum number of options that may be granted in any fiscal year to any participant is 725,000.

Our Equity Plan also permits the grant of freestanding stock appreciation rights or in tandem with option awards. The grant price of a stock appreciation right shall be no less than the fair market value of a share on the date of grant of the stock appreciation right. No stock appreciation right shall be exercisable later than the tenth anniversary of its grant. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive common stock at a fair market value equal to the benefit to be received by the exercise.

Our Equity Plan also provides us with the ability to grant or sell shares of common stock that are subject to certain transferability, forfeiture, repurchase or other restrictions. The type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by our board of directors or its committee.

Unless otherwise determined by our board of directors or its committee, awards granted under our Equity Plan are not transferable other than by will or by the laws of descent and distribution.

Our Equity Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (i) our board of directors or its committee shall notify each participant at least 30 days prior to the consummation of the corporate transaction or as soon as may be practicable and (ii) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (i) a liquidation or dissolution of us; (ii) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of our assets; or (iv) a purchase or other acquisition of more than 50% of our outstanding stock by one person or by more than one person acting in concert.

Our board of directors may alter, amend or terminate our Equity Plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under our Equity Plan, without the written consent of the participant holding such award.

As of December 31, 2011, there were outstanding options under the Equity Plan to purchase approximately 3,040,654 shares of our common stock at a weighted average exercise price of approximately $1.16 per share. The grants of options and restricted stock under the Equity Plan during 2011 are described below.

In October 2011, we granted a seven-year non-qualified option to purchase shares of common stock to each of our non-employee directors for their service as a director for the one-year period commencing October 24, 2011. Each of the options granted to the directors has a term of seven years, has an exercise price of $1.42 per share, vests in four equal quarterly installments following the date of grant, and may be exercised within their term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause. The amounts of the annual grants were: Jacqueline Brandwynne, 45,000 shares; Richard Cowell, 55,000 shares; Dr. Navdeep Jaikaria, 55,000 shares; Dr. Helen Kim, 40,000 shares; Dr. Rahul Singhvi, 80,000 shares and Dr. John Yu, 55,000 shares.

In October 2011, we granted a seven-year non-qualified option to purchase 10,000 shares of our common stock at an exercise price of $1.42 to David Fractor for his service as our Chief Financial Officer and Treasurer, with such option to vest as to 2,500 shares one year after grant, and the remaining shares to vest thereafter in 36 equal monthly installments following the date of grant.

In September 2011, we granted a seven-year incentive option to purchase 30,000 shares of our common stock at an exercise price of $1.41 to Dr. Peter Ho for his service as our Director of Business Development, with such option to vest in three equal annual installments following the date of grant.

In August 2011, we granted a seven-year non-qualified option to purchase 5,000 shares of our common stock at an exercise price of $1.66 per share to Dr. Helen Kim for service as a director on a pro rated basis, with such option to vest in four equal quarterly installments for the one-year period following the date of grant, and may be exercised within its term during the period the grantee provides services to us and the 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In August 2011, we granted 1,667 restricted shares of our common stock to Helen Kim as part of her compensation for services as a director on a pro rated basis, with such shares to vest in four equal installments following the date of grant.

In June 2011, we granted a seven-year non-qualified option to purchase 20,000 shares of our common stock at an exercise price of $1.95 to Dr. Rahul Singhvi for his services as the Board’s Lead Director, with such option to vest in equal installments June 17, 2011, July 1, 2011, October 1, 2011 and December 31, 2011.

In June 2011 we granted 5,000 shares of restricted stock to Ms. Brandwynne in consideration of the additional work she performed as Chairwoman of the Nominating and Corporate Governance Committee in connection with our compliance with newly adopted statutory and regulatory requirements for corporate governance.

In June 2011 we granted 5,000 shares of restricted stock to Dr. Jaikaria in consideration of the additional work he performed in connection with our February 2011 private placement.

In June 2011, we granted a five-year non-qualified option to purchase 10,000 shares to Linda Huff at an exercise price of $1.95, with such option to vest in two equal annual installments following the date of grant.

In April 2011, we granted a five-year non-qualified option to purchase 150,000 shares of our common stock at an exercise price of $2.25 to Dr. Elma Hawkins for services as Consultant – Clinical Affairs, with such option to vest as to 75,000 shares in equal annual installments for three years following the date of grant, and 75,000 shares to vest upon the achievement of certain specified milestones.

In April 2011, we granted a seven-year non-qualified option to purchase 42,000 shares of our common stock at an exercise price of $2.25 to David Fractor for his employment as our Chief Financial Officer and Treasurer, with such option to vest in 36 equal monthly installments over three years following the date of grant, and such option may be exercised within its term during the period the grantee provides services to us and for 12 months after the grantee ceases providing services for any reason other than termination by us for cause.

In April 2011, we granted a five-year non-qualified option to purchase 30,000 shares of our common stock at an exercise price of $2.25 to Dr. Keith Black for his services as Chairman of our Scientific Advisory Board, with such option to vest in four equal quarterly installments following the date of grant.

In March 2011, we granted a seven-year non-qualified option to purchase 50,000 shares of our common stock at an exercise price of $1.95 to Dr. John Yu for services rendered as our Chief Scientific Officer, with such option to vest in three equal annual installments following the date of grant, and such option may be exercised within its term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In February 2011, we granted a seven-year incentive option to purchase 270,000 shares of our common stock at an exercise price of $2.25 per share to Dr. Manish Singh upon the renewal of his employment as our President and Chief Executive Officer, with 20,000 of the shares to vest one year following the date of grant, 50,000 of the shares to vest at two and three years following the date of grant and with the remaining 150,000 shares to vest in accordance with the achievement of milestones contained in his employment agreement, and such option may be exercised within its term during the period the grantee provides services to us and for 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

In February 2011, we granted a seven-year non-qualified option to purchase 120,000 shares of our common stock at an exercise price of $2.25 per share to Dr. James Bender in accordance with his employment agreement to serve as our Vice President – Product Development and Manufacturing, with such option to vest at the rate of 60,000 shares in equal annual installments for three years following the date of grant and 60,000 shares to vest in accordance with the achievement of milestones contained in his employment agreement, and such option may be exercised within its term during the period the grantee provides services to us and for 12 months after the grantee ceases providing services for any reason other than termination by us for cause.

Employment Agreements

John S. Yu, M.D.

We and Dr. John Yu entered into an agreement, dated as of November 17, 2006, and a related securities purchase agreement, non-qualified stock option agreement and registration rights agreement, each dated as of November 17, 2006. Under the agreement, Dr. Yu agreed to serve as our Chief Scientific Officer for an initial one-year term on a part-time basis. Pursuant to the agreement, for so long as Dr. Yu owns or has fully vested immediately exercisable options to purchase at least 2,000,000 of our shares, we have agreed to use commercially reasonable efforts to enable Dr. Yu to continue to serve on our board of directors. In addition, for so long as Dr. Yu owns or has fully vested immediately exercisable options to purchase at least (i) 4,000,000 shares or (ii) 5,000,000 shares, we have agreed to use commercially reasonable efforts to enable Dr. Yu and either one or two, respectively, of his designees to serve on our board of directors.

Effective March 1, 2010, we entered into an agreement with Dr. Yu under which he agreed to serve on a part-time basis as our Chief Scientific Officer for a one-year term. The agreement provides for an annual base salary of $70,000 and for cash bonuses of $15,000 each if prior to December 31, 2010 (i) the FDA had accepted a Phase II clinical trial plan for ICT-107 and (ii) a Physicians Investigator IND submission for one of our specified product candidates had been accepted by the FDA.

In connection with the agreement, we granted to Dr. Yu a seven-year nonqualified stock option under our Equity Plan, or a new qualified option plan, to purchase 125,000 shares of our common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant was subject to the approval by our stockholders of an increase in the authorized number of shares under our Equity Plan. The option may be exercised during the period that Dr. Yu provides services to us and for 24 months after termination for any reason except termination for cause by us, provided that such exercise is within the seven-year term of the option. The option vested (i) as to 75,000 shares in four equal quarterly installments following the date of grant and (ii) as to the remaining 50,000 shares, 25,000 shares were to vest upon timely satisfying the two milestones described above for the payment of cash bonuses to Dr. Yu.

Effective March 1, 2011, we entered into a new agreement with Dr. Yu under which he agreed to serve on a part-time basis as our Chief Scientific Officer. The agreement will automatically renew on the one year anniversary date of the agreement for successive one-year terms unless terminated by Dr. Yu or us. The agreement provides for an annual base salary of $70,000 and for cash bonuses of $15,000 each if prior to February 29, 2012 we achieved the following milestones: (i) enrollment of 75 patients in the Phase II trial of ICT-107 and (ii) filing of an IND for either a new indication for ICT-107 or for another product candidate of ours.

In connection with the agreement, we granted to Dr. Yu a seven-year nonqualified stock option under our Equity Plan, to purchase 50,000 shares of the company’s common stock at an exercise price equal to $1.95 per share, which was the closing market price of the common stock on the option grant date. The option may be exercised during the period that Dr. Yu provides services to us and for 12 months after termination for any reason except termination for cause by us, provided that such exercise is within the seven-year term of the option. The option granted to Dr. Yu vests in three equal annual installments, with the first vesting date being February 29, 2012, subject to Dr. Yu remaining in our continuous employ through each vesting date, provided that any then outstanding but unvested portion of the option will fully vest following a merger or similar corporate transaction in which we are not the surviving entity and the surviving entity does not offer Dr. Yu an executive position at a compensation level at least equal to his then compensation under the employment agreement.

Manish Singh, Ph.D.

Effective as of February 18, 2010, we entered into an employment agreement with Dr. Manish Singh pursuant to which Dr. Singh would serve on a full-time basis as our President and Chief Executive Officer for a one-year term. We were required under the employment agreement to use our commercially reasonable efforts to have Dr. Singh continue to serve as a member of our board of directors during the term of the employment agreement.

The employment agreement provided for an annual base salary of $300,000 and that we would pay Dr. Singh a discretionary cash bonus of up to $50,000 upon completion of the one-year term. The entire bonus was paid in April 2011.

In connection with his employment agreement, we granted to Dr. Singh a seven-year incentive stock option under our Equity Plan, or a new qualified option plan, to purchase up to 600,000 shares of our common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant was subject to the approval by our stockholders of an increase in the authorized number of shares under our Equity Plan and an increase in the number of shares that may be granted to any individual during a twelve-month period, which approval has been obtained. The option may be exercised during the period that Dr. Singh provides services to us and for 24 months after termination for any reason except termination for cause by us, provided that such exercise is within the seven-year term of the option.

The option granted to Dr. Singh under the employment agreement vested (1) as to 360,000 shares, in twelve equal monthly installments of 30,000 shares each over the twelve-month period from and immediately following the grant date, (2) as to 30,000 shares, if we achieved during the term of the that agreement a volume-weighted average trading price for its common stock of greater than $1.60 for any consecutive 15-day trading period during the term of that agreement on average daily trading volume of at least 20,000 shares, (3) as to 90,000 shares, if we achieved during the term of that agreement a volume-weighted average trading price for our common stock of greater than $2.00 for any consecutive 15-day trading period during the term of that agreement on average daily trading volume of at least 20,000 shares, (4) as to 30,000 shares, upon treating during the term of that agreement the first patient in a Phase II clinical trial, and (5) as to 90,000 shares, if during the term of the agreement we completed a financing, a strategic alliance or a licensing agreement with upfront licensing payments to us or a merger or acquisition that generated at least $5,000,000 of net proceeds (after commissions) for us beyond the $10,000,000 achieved by August 17, 2010, with any financing proceeds received by us during the first six months of the employment agreement that are used to satisfy milestones under the 2009 Employment Agreement not being included as proceeds to satisfy the milestones described in this paragraph. All of the vesting requirements were met with the exception of the 90,000 shares to be awarded if we achieved a volume-weighted average trading price of our common stock greater than $2.00 for any consecutive 15-day trading period. Accordingly, 510,000 stock options were vested and no further stock options from this grant will vest in the future.

Effective February 18, 2011, we entered into a new employment agreement with Dr. Singh under which he agreed to continue to serve on a full-time basis as our President and Chief Executive Officer for a one-year term commencing February 18, 2011. The employment agreement provides for an annual base salary of $315,000. In addition, provided that Dr. Singh continues to serve as our President and Chief Executive Officer for the entire one-year term of the employment agreement, we will pay Dr. Singh a discretionary cash bonus of up to $100,000 upon the attainment of certain corporate goals. We are required under the agreement to use our commercially reasonable efforts to have Dr. Singh continue to serve as a member of our board of directors during the term of the agreement. The employment agreement automatically renews on the one-year anniversary date of the effective date of February 18, 2011 of each year thereafter for successive one-year terms unless terminated by either party.

The employment agreement also provides Dr. Singh a seven-year incentive stock option grant to purchase 270,000 shares of common stock under our Equity Plan at an exercise price of $2.25 per share, which was the closing price of the our common stock on the date of grant. The option will vest as follows: (i) 20,000 shares on February 17, 2012, (ii) 50,000 shares on February 17, 2013, (iii) 50,000 shares on February 17, 2014, (iv) 50,000 shares upon our attaining a market capitalization of at least $100 million for ten consecutive trading days, (v) 50,000 shares upon our attaining a market capitalization of at least $150 million for ten consecutive trading days and (vi) 50,000 shares upon the company attaining a market capitalization of at least $200 million for ten consecutive trading days, provided, that Dr. Singh remains in our continuous employ through each vesting date. The option may be exercised during the term that Dr. Singh provides services to the company and for twelve months after termination for any reason except termination for cause by the company, provided that such exercise is within the seven-year term of the option.

In the event that we terminate the employment agreement without cause or Dr. Singh terminates the employment agreement for good reason (as defined in the employment agreement), then (i) we upon such termination will be required to make a lump sum payment to Dr. Singh equal to six months of his base annual salary, (ii) any stock options granted to Dr. Singh, to the extent vested, will be retained by Dr. Singh and will be exercisable on the terms described above, and (3) the vesting of an additional number of shares subject to all options granted to Dr. Singh equal to 50% of all shares subject to such options that vest based solely on the passage of time and that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Singh terminates his employment for good reason as defined in the employment agreement following a merger or similar corporate transaction in which we are not the surviving entity and the surviving entity does not offer Dr. Singh an executive position at a compensation level at least equal to his then compensation under the employment agreement, he will receive the severance benefits described in the preceding sentence, except that he will be entitled to receive a lump sum payment equal to one year of his base annual salary and 100% of his options (whether vesting based solely on the passage of time or otherwise) will immediately accelerate and will be exercisable on the terms described above.

James Bender, Ph.D.

Effective February 1, 2010, we entered into an employment agreement with James Bender, Ph.D. pursuant to which Dr. Bender would serve on a full-time basis as our Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2010. Prior to February 1, 2010, Dr. Bender had been serving on a part-time basis as our Vice President – Clinical Development pursuant to an Agreement dated as of September 1, 2009, as amended on September 14, 2009.

The employment agreement provided for an annual base salary of $170,000. Pursuant to the employment agreement, we granted to Dr. Bender a seven-year incentive stock option under our Equity Plan to purchase 150,000 shares of our common stock at an exercise price equal to $0.90 per share, which was the closing market price of the common stock on the option grant date. The option grant was subject to the approval by our stockholders of an increase in the authorized number of shares under our Equity Plan, which approval has been obtained.

The option granted to Dr. Bender under the employment agreement vested at the rate of 6,250 shares per month over the term of the employment agreement as to 75,000 shares. The option was to vest as to the remaining 75,000 shares upon our attainment of the following development milestones, and Dr. Bender was also be entitled to receive the following cash bonuses upon attainment of these milestones: (1) completion by September 30, 2010 of the technology transfer to a contract manufacturer for our ICT-107 product would result in a $10,000 cash bonus and the vesting of 25,000 option shares; (2) completion by December 31, 2010 of FDA acceptance of a Phase II clinical trial plan for ICT-107 would result in a $10,000 cash bonus and the vesting of 25,000 option shares; and (3) completion by December 31, 2010 of the enrollment of the first patient into the Phase II clinical trial for ICT-107 would result in a $10,000 bonus and the vesting of 25,000 option shares. The first two milestones were reached and Dr. Bender received $20,000 cash bonus and 50,000 option shares.

The employment agreement provided that all of the rights and obligations of the company and Dr. Bender under his prior agreement to provide services to us (including Dr. Bender’s right to work for another organization) terminated as of January 31, 2010, except that Dr. Bender would still be entitled to receive the following cash bonuses and the vesting of options upon attainment of certain milestones as follows: (1) completion by March 31, 2010 all required in vitro preclinical studies with final reports to support an IND filing for ICT-121 would result in a $3,000 cash bonus and the vesting of 3,000 option shares; (2) completion by March 31, 2010 of a mouse study and report to examine immunogenicity of mouse CD 133 peptide would result in a $4,000 cash bonus and the vesting of 4,000 option shares; (3) IND (or EU equivalent) for ICT-121 clearance by June 30, 2010 would result in a $10,000 cash bonus and the vesting of 10,000 option shares; (4) treatment of the first patient in ICT-121 Phase I trial within two months of IND clearance would result in a $5,000 cash bonus and the vesting of 5,000 option shares; and (5) completion by June 30, 2010 of the evaluation of Notch and Numb peptides to enable a go/no go decision on license option exercise would result in a $5,000 cash bonus and the vesting of 5,000 option shares. The third and fourth milestones were reached and Dr. Bender received $20,000 cash bonus and 20,000 option shares.

Effective February 1, 2011, we entered into an employment agreement with Dr. Bender pursuant to which Dr. Bender will continue to serve on a full-time basis as our Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2011. The employment agreement automatically renews on the one-year anniversary date of the effective date of February 1, 2011 of each year thereafter for successive one-year terms unless terminated by either party.

The employment agreement provides for an annual base salary of $175,000. In addition, provided that Dr. Bender continues to serve as our Vice President – Product Development and Manufacturing for the entire one-year term of the employment agreement, we will pay Dr. Bender a discretionary cash bonus of up to $35,000 upon the attainment of certain corporate goals.

The employment agreement also provides Dr. Bender a seven-year incentive stock option grant to purchase 120,000 shares of common stock under the Equity Plan at an exercise price of $2.25 per share, which was the closing price of our common stock on the date of grant. The option will vest as to (i) 60,000 shares in three annual installments of 20,000 shares each, with the first installment to vest on January 31, 2012; (ii) 20,000 shares upon our attaining a market capitalization of at least $100 million for ten consecutive trading dates; (iii) 20,000 shares upon our attaining a market capitalization of at least $150 million for ten consecutive trading dates; and (iv) 20,000 shares upon our attaining a market capitalization of at least $200 million for ten consecutive trading dates, provided, that Dr. Bender remains in our continuous employ through each vesting date. The option may be exercised during the term that Dr. Bender provides services to the company and for twelve months after termination for any reason except termination for cause by us, provided that such exercise is within the seven-year term of the option.

In the event that we terminate the employment agreement without cause or Dr. Bender terminates his employment for good reason (as defined in the employment agreement), then (i) we upon such termination will be required to make a lump sum payment to Dr. Bender equal to six months of his base annual salary, (ii) any stock options granted to Dr. Bender, to the extent vested, will be retained by Dr. Bender and will be exercisable on the terms described above, and (iii) the vesting of an additional number of shares subject to all options granted to Dr. Bender equal to 50% of all shares subject to such options that vest solely on the passage of time and that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Bender terminates his employment for good reason as defined in the employment agreement following a merger or similar corporate transaction in which we are not the surviving entity and the surviving entity does not offer Dr. Bender an executive position at a compensation level at least equal to his then compensation under the employment agreement, he will receive the severance benefits described in the preceding sentence, except that he will be entitled to receive a lump sum payment equal to one year of his base annual salary and 100% of his options (whether vesting based solely on the passage of time or otherwise) will immediately accelerate and will be exercisable on the terms described above.

David Fractor

We entered into an agreement with David Fractor pursuant to which Mr. Fractor became our Chief Financial Officer effective as of April 4, 2011. Mr. Fractor will serve in this capacity on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor receives a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of our common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement, provided, that Mr. Fractor remains in our continuous employ through each vesting date. The options will be exercisable within the term of those options during the period of Mr. Fractor’s services to the company and vested options for (i) 90 days after termination by Mr. Fractor without cause or (ii) 12 months after termination by either party for any other reason except termination for cause by the company.

Effective September 1, 2011, we increased Mr. Fractor’s monthly salary from $6,000 to $8,000 and granted him a non-qualified seven-year option to purchase 10,000 shares of our common stock at a price of $1.42 per share with such option to vest as to 2,500 shares on October 24, 2012, and the remaining 7,500 shares to vest in 36 equal monthly installments beginning November 24, 2012, provided, that Mr. Fractor remains in our continuous employ through each vesting date.

Peter Ho

Effective September 1, 2011, we entered into an employment agreement with Mr. Peter Ho pursuant to which Mr. Ho will serve on a full-time basis as the our Director of Business Development and Technical Licensing for a one-year term commencing September 1, 2011. The employment agreement automatically renews on the anniversary date each year thereafter for successive one-year terms unless terminated by either party.

The employment agreement provides for an annual base salary of $130,000. In addition, provided that Mr. Ho continues to serve as our Director of Business Development and Technical Licensing for the entire one-year term of the employment agreement, we will pay Mr. Ho a discretionary cash bonus of up to $19,500 upon the attainment of certain corporate goals.

The employment agreement also provides Mr. Ho a seven-year incentive stock option grant to purchase 30,000 shares of common stock under the Equity Plan at an exercise price of $1.41 per share, which was the closing price of our common stock on the date of grant. The option will vest in three equal annual installments. The option may be exercised during the term that Mr. Ho provides services to us and for three months after termination for any reason except termination for cause by us, provided that such exercise is within the seven-year term of the option.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 15, 2012 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and our directors and (c) by all executive officers and directors of this company as a group. As of February 15, 2012, there were 38,138,254 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)		Percentage of Class

John S. Yu, M.D.	6,549,909	(3)	14.67%

Manish Singh, Ph.D.	1,870,223	(4)	4.76%

James Bender, Ph.D.	184,000	(10)	*

David Fractor	39,004	(5)	*

Jacqueline Brandwynne	311,651	(6)	*

Richard Chin, M.D.	0		*

Richard A. Cowell	242,051	(7)	*

Helen Kim	33,334	(8)	*

Rahul Singhvi, Sc.D.	92,500	(9)	*

All executive officers and directors as a group (8 persons)(11)	9,322,672		20%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons shown is c/o ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days of February 15, 2012, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.
(3)	Includes 6,539,909 shares of our common stock issuable upon exercise of options.
(4)	Includes 1,171,384 shares of our common stock issuable upon exercise of options.
(5)	Includes 14,004 shares of our common stock issuable upon exercise of options
(6)	Includes 256,651 shares of our common stock issuable upon exercise of options.
(7)	Includes 232,051 shares of our common stock issuable upon exercise of options.
(8)	Includes 32,500 shares of our common stock issuable upon exercise of options.
(9)	Includes 87,500 shares of our common stock issuable upon exercise of options.
(10)	All of the shares shown are subject to options.
(11)	Includes 8,517,999 shares of our common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2011, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	9,675,745	$1.06	2,857,795

Equity compensation plans not approved by stockholders	1,830,499	$1.36	—

Total	11,506,244	$1.11	2,857,795

(1)	Represents our 2006 Equity Incentive Plan.

Equity compensation plans not approved by stockholders include (a) a ten year option to purchase 1,500,000 shares at an exercise price of $1.10 per share (of which 400,000 have been exercised) issued to Dr. Keith Black, Chairman of our Scientific Advisory Board, on January 8, 2007 in connection with his appointment to our Scientific Advisory Board, and (b) two year and five year warrants to purchase up to a total of 730,499 shares of our common stock at exercise prices ranging from $1.00 to $2.25 issued pursuant to individual compensation arrangements entered into by us since March 22, 2010 with various consultants in connection with placement agent and advisory services.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The company did not engage in any “transactions with related persons” as described under Item 404 of rules promulgated by the Securities and Exchange Commission during the years ended December 31, 2011 or December 31, 2010.

Independent Directors

Information regarding our independent directors is set forth above in Item 10, above, under the captions “Business Experience and Directorships” and “Committees of the Board,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

On October 1, 2010, the company’s independent registered public accounting firm, Stonefield Josephson, Inc. (“Stonefield”), combined its practice with Marcum LLP. Accordingly, effective October 1, 2010, Stonefield effectively resigned as the company’s independent registered public accounting firm and MarcumStonefield, a division of Marcum LLP, became the company’s independent registered public accounting firm. The Audit Committee appointed Marcum LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2011. The following table shows the fees that were paid or accrued by us for audit and other services provided by MarcumStonefield for the fiscal 2010 and by Marcum LLP for fiscal year 2011.

	2010	2011
Audit Fees (1)	$54,770	$66,166
Audit-Related Fees (2)	—	—
Tax Fees (3)	$3,000	5,200
All Other Fees (4)	$39,650	91,807

Total	$97,420	$163,373

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2010 and 2011 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.
(4)	These fees primarily represent fees for professional services related to the filing of various registration statements with the Securities and Exchange Commission.

All audit related services, tax services and other services were pre-approved by our Board of Directors or Audit Committee. The Audit Committee has adopted a policy that provides for the pre-approval of all of the services performed for us by our independent registered public accounting firm. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Board delegated such authority to the Chairman of the Audit Committee. All pre-approval decisions must be reported to the Audit Committee. The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of our independent registered public accounting firm.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1, which information is incorporated herein by reference. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (30)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (25)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (22)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (23)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (22)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (26)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (31)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (30)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. †(8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. †(9)

10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(8)

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Employment Agreement dated as of February 18, 2009, between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. **(17)

10.13	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.14	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.15	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. **(17)

10.16	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.17	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.18	Agreement dated as of September 1, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.19	Amendment No. 1 to Employment Agreement dated as of September 14, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.20	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.21	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. **(21)

10.22	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(27)

10.23	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. **(27)

10.24	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(27)

10.25	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.26	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.27	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd. **(22)

10.28	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (22)

10.29	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (22)

10.30	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (22)

10.31	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.32	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.33	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. **(24)

10.34	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (23)

10.35	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. (26)

10.36	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (26)

10.37	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. †(28)

10.38	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. †(28)

10.39	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (28)

10.40	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (28)

10.41	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (28)

10.42	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.43	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.44	Employment Agreement dated as of April 4, 2011 between David Fractor and ImmunoCellular Therapeutics, Ltd. **(29)

10.45	Employment Agreement dated as of February 1, 2011 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd. **(29)

10.46	Employment Agreement dated as of February 18, 2011 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. **(29)

10.47	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(29)

10.48	Agreement dated as of March 4, 2011 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd. **(29)

10.49	Office Lease dated June 14, 2011 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (29)

10.50	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. †***

10.51	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd. †***

23.1	Consent of Marcum LLP. ***

23.2	Consent of Stonefield Josephson, Inc. ***

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101	The following financial information from the Annual Report on Form 10-K of ImmunoCellular, Ltd. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2011, and 2010; (2) Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (3) Statements of Stockholders’ Equity for the years ended December 31, 2004 through December 31, 2011; (4) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (5) Notes to Financial Statements.

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	To be filed by amendment.
**	Indicates a management contract or compensatory plan or arrangement.
***	Filed with this Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(22)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(23)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(24)	Previously filed by us on November 15, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(25)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.
(26)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(27)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(28)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(29)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(30)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(31)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Date: March 21, 2012	By:	/s/ Manish Singh, Ph.D.
Manish Singh, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manish Singh, Ph.D.	President, Chief Executive Officer and Director	March 21, 2012
Manish Singh, Ph.D.

/s/ David Fractor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2012
David Fractor

/s/ Jacqueline Brandwynne	Director	March 21, 2012
Jacqueline Brandwynne

/s/ Richard Chin, M.D.	Director	March 21, 2012
Richard Chin, M.D.

/s/ Richard A. Cowell	Director	March 21, 2012
Richard A. Cowell

/s/ Helen S. Kim	Director	March 21, 2012
Helen S. Kim

/s/ Rahul Singhvi, Sc.D.	Director	March 21, 2012
Rahul Singhvi, Sc.D.

/s/ John S. Yu, M.D.	Director	March 21, 2012
John S. Yu, M.D.

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Index to Financial Statements

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm – Marcum LLP	F-2
Report of Independent Registered Public Accounting Firm – Stonefield Josephson, Inc.	F-3
Balance Sheets as of December 31, 2011 and 2010	F-4
Statements of Operations for each of the three fiscal years in the period ended December 31, 2011 and from February 25, 2004 (Inception) to December 31, 2011	F-5
Statements of Shareholders Equity (Deficit) from February 25, 2004 (Inception) to December 31, 2011	F-6
Statements of Cash Flows for each of the three years in the period ended December 31, 2011 and from February 25, 2004 (Inception) to December 31, 2011	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying balance sheets of ImmunoCellular Therapeutics, Ltd. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years then ended, and for the period from February 25, 2004 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying financial statements of the Company for the year ended December 31, 2009 and for the period from February 25, 2004 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 29, 2010 expressed an unqualified opinion on those financial statements. The financial statements for the year ended December 31, 2009 and for the period from February 25, 2004 (inception) to December 31, 2009 reflect a net loss of $2,626,205 and $14,711,146, respectively. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 25, 2004 (inception) to December 31, 2009, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years then ended and for the period from February 25, 2004 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Los Angeles, CA

March 21, 2012

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2009 and for the period from February 25, 2004 (inception) to December 31, 2009 of ImmunoCellular Therapeutics, Ltd. (a development stage company) (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of ImmunoCellular Therapeutics, Ltd. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2009, and for the period from February 25, 2004 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 29, 2010

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$6,653,168	$5,319,776
Other assets	91,286	24,033

Total current assets	6,744,454	5,343,809

Property and equipment, net	76,402	12,367
Other assets
Deferred offering costs	282,599	0
Deposits	47,302	8,974

Total assets	$7,150,757	$5,365,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,316,540	$171,065
Accrued liabilities	444,749	276,384

Total current liabilities	1,761,289	447,449

Warrant Liability	2,157,408	2,581,871

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.0001 par value; 99,000,000 and 74,000,000 shares authorized as of December 31, 2011 and December 31, 2010 respectively; 28,613,984 shares and 22,213,602 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	2,861	2,221
Additional paid in capital	31,902,890	25,341,679
Promissory note	0	(54,282)
Deficit accumulated during the development stage	(28,673,691)	(22,953,788)

Total shareholders’ equity	3,232,060	2,335,830

Total liabilities and shareholders’ equity	$7,150,757	$5,365,150

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	February 25, 2004 (Inception) to December 31, 2011
Revenues	$0	$0	$300,000	$300,000

Expenses:
Research and development	4,988,612	2,292,630	962,526	10,548,879
Merger costs	0	0	0	73,977
Stock based compensation	1,190,133	807,853	308,303	8,220,005
General and administrative	2,446,757	2,035,526	1,677,421	8,991,480

Total expenses	8,625,502	5,136,009	2,948,250	27,834,341

Loss before other income (expense) and income taxes	(8,625,502)	(5,136,009)	(2,648,250)	(27,534,341)
Interest income	4,346	4,105	22,045	339,135
Change in fair value of warrant liability	2,901,253	(1,018,238)	0	614,015

Loss before income taxes	(5,719,903)	(6,150,142)	(2,626,205)	(26,581,191)
Income taxes	0	0	0	0

Net loss	(5,719,903)	(6,150,142)	(2,626,205)	(26,581,191)
Deemed dividend on redemption of preferred stock	0	(2,092,500)	0	(2,092,500)

Net loss attributable to common stock	($5,719,903)	($8,242,642)	($2,626,205)	($28,673,691)

Loss per share:	($0.21)	($0.43)	($0.19)	($2.15)

Weighted average number of shares basic and diluted:	27,450,559	19,188,541	13,719,991	13,359,195

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600
Stock based compensation	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0

Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500

Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500

Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0

Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000

Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830
Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379

Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

Balance at December 31, 2011	0	0	28,613,984	$2,861	$31,902,890	$—	$(28,673,691)	$3,232,060

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	February 25, 2004 (Inception) to December 31, 2011
Cash flows from operating activities:
Net loss	$(5,719,903)	$(6,150,142)	$(2,626,205)	$(26,581,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,357	3,633	3,397	29,462
Interest accrued on promissory note	1,264	(1,264)	0	0
Change in fair value of warrant liability	(2,901,253)	1,018,238	0	(614,015)
Stock-based compensation	1,190,133	745,697	308,303	8,157,849
Common stock issued for services	0	62,156	0	98,703
Common stock issued for research and development	0	0	0	1,335,760
Changes in assets and liabilities:				0
Other assets	(105,581)	(3,256)	(24,951)	(168,869)
Accounts payable	962,876	(54,886)	92,652	1,133,591
Accrued liabilities	168,365	126,264	95,023	444,749

Net cash used in operating activities	(6,383,742)	(4,253,560)	(2,151,781)	(16,163,961)

Cash flows from investing activities:
Sale of short-term investments, net	0	1,075,903	1,924,097	0
Purchase of property and equipment	(84,392)	(10,572)	(813)	(145,864)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	0	(25,000)

Net cash provided by (used in) investing activities	(84,392)	1,065,331	1,923,284	(170,864)

Cash flows from financing activities:
Exercise of stock options	388,379	26,500	11,812	430,213
Exercise of warrants	0	0	462,748	462,748
Payments on promissory note receivable	53,018	0	0	53,018
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	7,460,129	4,370,994	0	18,237,609
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	3,779,158	0	3,779,158
Deferred offering costs	(100,000)	—	—	(100,000)
Proceeds from issuance of common stock	0	0	0	125,247

Net cash provided by financing activities	7,801,526	8,176,652	474,560	22,987,993

Increase in cash and cash equivalents	1,333,392	4,988,423	246,063	6,653,168
Cash and cash equivalents, beginning of period	5,319,776	331,353	85,290	0

Cash and cash equivalents, end of period	$6,653,168	$5,319,776	$331,353	$6,653,168

Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0	$0

Income taxes paid	$0	$0	$0	$0

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$0	$3,350,000	$0	$3,350,000

Redemption of preferred stock for repayment of promissory note	$0	$3,350,000	$0	$3,350,000

Deemed dividend on redemption of preferred stock	$0	$954,750	$0	$954,750

Deferred offering costs	$182,599	$0	$0	$182,599

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of December 31, 2011, the Company had an accumulated deficit of $28,673,691. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise – The Company is a development stage enterprise and is devoting substantially all our present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity – As of December 31, 2011, the Company had working capital of $4,983,165, compared to working capital of $4,896,360 as of December 31, 2010. We believe that our existing cash balances, together with the $9.3 million in offering proceeds, net of offering costs, from our January 2012 financing is sufficient to complete our current Phase II clinical trial of ICT 107. However, we will need additional capital to commercialize this product and to fund research of the Company’s other immunotherapy products. The Company believes that its existing cash balances are sufficient for its currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of December 31, 2011 and December 31, 2010, the Company had $6,238,313 and $4,534,393, respectively, of certificates of deposit. They are classified as held-to-maturity and are measured at cost since the Company has the intent and ability to hold these securities to maturity. The Company places its cash and cash equivalents with high credit quality financial institutions. However, from time to time such cash balances may be in excess of the FDIC insurance limit of $250,000. As of December 31, 2011, we had $199,190 of deposits that were in excess of the FDIC insurance limit.

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

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred. On November 10, 2010, the Company received a grant under the Patent Protection and Affordable Care Act of 2010. The grant, which totaled $244,479, was used to fund ongoing projects, including the continued development of ICT-107 and was recorded as an offset to research and development costs for fiscal year end December 31, 2010.

Stock Based Compensation – The Company records the cost for all share-based payment transactions in the Company’s financial statements.

Stock option grants issued prior to March 31, 2011 to employees and officers and directors were valued using the Black-Scholes pricing model. Stock option grants made subsequent to March 31, 2011 were valued using the binomial lattice simulation model. The following assumptions were used to value the grants:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Risk-free interest rate	1.89%	1.24%	1.40%
Expected dividend yield	None	None	None
Expected term	5.8 years	3.7 years	3.8 years
Expected volatility	64.0%	102%	118%
Expected forfeiture rate	0%	0%	0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $0.98, $0.62 and $0.32 respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2011, the Company had approximately 53 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2011, the Company has not recorded any liability, interest or penalties related to uncertain tax positions to date. The Company has determined that its major tax jurisdictions are the U.S. and California. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 remain open for possible review.

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant derivative liability is estimated using the Binomial Lattice option valuation model.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. The most complex and subjective estimates include: fair value calculations, including derivative liabilities and stock based compensation, and income taxes, including uncertain tax positions and recoverability of deferred tax assets. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 17,405,930 shares, 12,358,018 shares and 10,555,297 shares at December 31, 2011, December 31, 2010 and December 31, 2009 respectively.

Recently Issued Accounting Standards – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not likely affect the Company’s results of operations, financial condition or liquidity.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010
Computers	$15,494	$10,900
Research equipment	90,370	10,572

	105,864	21,472
Accumulated depreciation	(29,462)	(9,105)

	$76,402	$12,367

Depreciation expense was $20,357 and $3,633 for the years ended December 31, 2011 and 2010, respectively. Depreciation expense was $29,462 for the period from February 25, 2004 (date of inception) to December 31, 2011.

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

Operating Lease

The Company renewed leases for its office space through June 30, 2012 at a monthly rental of $3,493. Rent expense was approximately $40,000 for the years ended December 31, 2011, 2010 and 2009.

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

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor receives a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement. On October 24, 2011, the Company increased Mr. Fractor’s monthly salary to $8,000 and the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.42 per share, with such options to vest in equal annual installments over a four-year term.

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

Employment agreement with Peter Ho

Effective September 1, 2011, the Company entered into an Employment Agreement with Mr. Peter Ho pursuant to which Mr. Ho will serve on a full-time basis as the Company’s Director of Business Development and Technical Licensing for a one-year term commencing September 1, 2011. The Employment Agreement automatically renews on the anniversary date each year thereafter for successive one-year terms unless terminated by either party.

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

Sponsored Research Agreement

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into two contract amendments. The first amendment occurred on January 20, 2011, whereby Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. On February 4, 2012, the second amendment was finalized. This second amendment extended the services to be provided by Aptiv and further increased the fees by $986,783. Additionally, the second amendment extended the term of the agreement to March 31, 2014. The total aggregate fee pursuant to the original agreement and the two modifications is $4,463,631. As of December 31, 2011, the Company’s remaining obligation under this commitment is $2,009,468. See subsequent events note below.

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

In May 2010, the Company raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

In February 2011, the Company raised $7,460,129 (after commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,609,898 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

See Subsequent Events note below.

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. Options to purchase 3,040,654 common shares have been granted under the Plan and are outstanding as of December 31, 2011.

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

The following table summarizes stock option activity for the Company during the three years ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2008	9,701,334	$0.99
Granted	1,494,822	$0.43
Exercised	(509,229)	$0.69
Forfeited or expired	(131,000)	$0.93

Outstanding December 31, 2009	10,555,927	$0.92
Granted	1,347,500	$0.91
Exercised	(455,332)	$0.39
Forfeited or expired	(353,250)	$1.04

Outstanding December 31, 2010	11,094,845	$0.94
Granted	1,077,000	$1.95
Exercised	(1,269,767)	$0.64
Forfeited or expired	(128,000)	$0.97

Outstanding December 31, 2011	10,774,078	$1.07	4.8	$3,715,536

Vested or expected to vest at December 31, 2011	9,707,664	$0.98	4.7	$3,694,836

As of December 31, 2011, the total unrecognized compensation cost related to unvested stock options amounted to $598,046, which will be amortized over the weighted-average remaining requisite service period of approximately 9 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. On December 31, 2011, warrants to purchase 696,000 shares of the Company’s common stock were outstanding related to this private placement. (See Warrant Liabilities below)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. On December 31, 2011, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (See Warrant Liabilities below)

In connection with the May 2010 Preferred Stock sale, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-years from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. In December 2010, the affiliate of Socius exercised the remaining portion of its warrant for 1,025,000 shares and paid the $2,050,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 152 shares of the Preferred Stock by offsetting the $2,050,000 redemption price for these shares against the $2,050,000 owed to the Company under the note. As of December 31, 2011, no warrants to purchase of the Company’s common stock at $2.00 were outstanding and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with an investor relations agreement in December 2010, the Company issued a two-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.60.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share (See “Subsequent Events” below). The warrants have a five-year term from the date of issuance. As of December 31, 2011, warrants to purchase 2,609,898 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

Warrant Liability

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. For the year ended December 31, 2010, the Company recorded a charge to other income for the change in fair value of warrant liability of $215,760. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 62%; (iii) risk free rate of 0.05% and (iv) expected term of .42 years. Based upon this model, the Company recorded a credit to other income of $288,144 during the year ended December 31, 2011. As of December 31, 2011, the carrying value of the warrant liability is $185,136.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. For the year ended December 31, 2010, the Company recorded a charge to other income of $99,636 for the change in fair value of warrant liability. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 60%; (iii) risk free rate of 0.17% and (iv) expected term of 1.42 years. Based upon this model, the Company recorded a credit to other income of $589,100 during the year ended December 31, 2011. As of December 31, 2011, the carrying value of the warrant liability is $344,991.

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius and issued warrants to purchase an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The excess of the value of the freestanding warrants over the net proceeds of $1,931,342 was charged to change in fair value of warrant liability in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. For the year ended December 31, 2010, the Company recorded a charge to other income of $1,228,500 for the change in fair value of warrant liability. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 66%; (iii) risk free rate of 0.46% and (iv) expected term of 3.42 years. Based upon this model, the Company recorded a credit to other income of $714,150 during the year ended December 31, 2011. As of December 31, 2011, the carrying value of the warrant liability is $460,350. In May 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,675,000 shares, which reduced warrant liabilities by $2,395,250. In December 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,025,000 shares, which reduced warrant liabilities by $912,250 and eliminated the remaining liability associated with the $2.00 warrants.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. As of December 31, 2011, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 64.7%; (iii) risk free rate of 0.63% and (iv) expected term of 4.15 years. Based upon this model, the Company recorded a credit to other income of $1,309,858 during the year ended December 31, 2011. As of December 31, 2011, the carrying value of the warrant liability is $1,166,931.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance - January 1	$2,581,871	$—	$—
Issuance of warrants	2,476,790	4,871,133	—
Exercise of warrants	0	(3,307,500)	—
(Gain) or loss included in earnings	(2,901,253)	1,018,238	—
Transfers in and out/or out of Level 3	0	—	—

Balance - December 31	$2,157,408	$2,581,871	—

Promissory Note

In October 2009, the Company’s former President exercised stock options for 150,479 shares of common stock and as provided under the stock option agreement provided the Company with a full recourse five-year promissory note bearing interest of 2.59% per annum. The promissory note is secured by a pledge of shares being acquired with all proceeds of any sale to be applied first to retire in full the promissory note. The Company recorded the promissory note as an offset against shareholders’ equity. This note plus accrued interest was paid in full during the year ended December 31, 2011. For the years ended December 31, 2011 and 2010 the Company recorded interest income of $1,264 and $1,614 respectively.

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions in 2011.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of December 31, 2011, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	2011	2010
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	20%	7%
Change in valuation allowance for deferred tax assets	20%	33%

Total	0%	0%

Deferred taxes consisted of the following:

	December 31, 2011	December 31, 2010
Net operating loss carryforwards	$8,274,061	$4,617,671
Stock-based compensation	2,730,729	2,811,949
Less valuation allowance	(11,004,790)	(7,429,620)

Net deferred tax asset	$—	$—

As of December 31, 2011 and December 31, 2010, the Company had federal and California income tax net operating loss carryforwards of approximately $19,240,000 and $19,000,000, respectively. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. The Company is in the process of evaluating whether such changes in ownership occurred, and its effect on the utilization of its loss carryforwards.

9.	Subsequent Events

Underwritten Public Offering

In January 2012, the Company raised approximately $9.3 million, net of offering expenses of approximately $1.1 million, from the sale of 9,489,436 shares of common stock and warrants to purchase 4,744,718 shares of common stock at an exercise price of $1.41 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The January 2012 warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants will be accounted for as equity. The warrants that were issued in February 2011 included provisions whereby the exercise price and the number of warrants would be adjusted if there was a subsequent financing that included a per share price that was less than $1.55. As a result of the January 2012 financing, the exercise price of the February 2011 warrants has been adjusted to $1.90 and the number of warrants increased to 3,333,874.

Warrant exercises

Subsequent to December 31, 2011, certain warrant holders exercised 703,272 warrants for cash and the Company received $896,083. Additionally, certain warrant holders exercised 40,001 warrants in a cashless exercise whereby the Company issued 18,928 shares of its common stock.

Sponsored Research Agreement

On February 4, 2012, the Company concluded its second contract amendment with Aptiv to extend the sponsored research services to be provided by Aptiv and increased the Company’s commitment to Aptiv by $986,783. Additionally, this second amendment extended the term of the research agreement to March 31, 2014.

University of Pennsylvania Licensing Agreement

On February 13, 2012, the Company entered into a Patent License Agreement with The Trustees of the University of Pennsylvania under which the Company acquired an exclusive, world-wide license relating to patent technology for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, its lead dentritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

Pursuant to the License Agreement, the Company paid an upfront licensing fee and will be obligated to pay annual license maintenance fees. In addition, the Company has agreed to make payments upon completion of specified milestones and to pay royalties of a specified percentage on net sales, subject to a specified minimum royalty, and sublicensing fees.

The John Hopkins University Licensing Agreement

On February 23, 2012, the Company entered into an Exclusive License Agreement, effective as of February 16, 2012, with The John Hopkins University under which it received an exclusive, world-wide license to JHU’s rights in and to certain patent-pending technology related to mesothelin-specific cancer immunotherapies.

Pursuant to the License Agreement, the Company agreed to pay an upfront licensing fee, payable half in cash and half in shares of its common stock, within 30 days of the effective date of the License Agreement and upon issuance of the first U.S. patent covering the subject technology. In addition, the Company has agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales, sublicensing payments and annual minimum royalties.

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (30)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (25)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (22)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (23)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (22)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (26)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (31)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (30)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. †(8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. †(9)

10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

Ex - 1

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(8)

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Employment Agreement dated as of February 18, 2009, between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. **(17)

10.13	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.14	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.15	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. **(17)

10.16	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.17	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.18	Agreement dated as of September 1, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.19	Amendment No. 1 to Employment Agreement dated as of September 14, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.20	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.21	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. **(21)

10.22	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(27)

10.23	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. **(27)

10.24	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(27)

10.25	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.26	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.27	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd. **(22)

10.28	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (22)

10.29	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (22)

10.30	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (22)

10.31	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

Ex - 2

10.32	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.33	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. **(24)

10.34	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (23)

10.35	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. (26)

10.36	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (26)

10.37	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. †(28)

10.38	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. †(28)

10.39	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (28)

10.40	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (28)

10.41	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (28)

10.42	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.43	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.44	Employment Agreement dated as of April 4, 2011 between David Fractor and ImmunoCellular Therapeutics, Ltd. **(29)

10.45	Employment Agreement dated as of February 1, 2011 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd. **(29)

10.46	Employment Agreement dated as of February 18, 2011 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. **(29)

10.47	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. **(29)

10.48	Agreement dated as of March 4, 2011 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd. **(29)

10.49	Office Lease dated June 14, 2011 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (29)

10.50	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. †***

10.51	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd. †***

23.1	Consent of Marcum LLP. ***

23.2	Consent of Stonefield Josephson, Inc. ***

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

Ex - 3

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101	The following financial information from the Annual Report on Form 10-K of ImmunoCellular, Ltd. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2011, and 2010; (2) Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (3) Statements of Stockholders’ Equity for the years ended December 31, 2004 through December 31, 2011; (4) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (5) Notes to Financial Statements.

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	To be filed by amendment.
**	Indicates a management contract or compensatory plan or arrangement.
***	Filed with this Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.

Ex - 4

(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.
(22)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(23)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(24)	Previously filed by us on November 15, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(25)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.
(26)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(27)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(28)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(29)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(30)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(31)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K.

Ex - 5