Form 10-Q
period 2012-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2012-05-11
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Issuer had 39,809,313 shares of its common stock outstanding as of May 07, 2012.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

			Page
PART I FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1
		Condensed Statements of Operations for the Three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited) and from February 25, 2004 (Inception) to March 31, 2012 (unaudited)	2
		Condensed Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2012 (unaudited) and from February 25, 2004 (Inception) to March 31, 2012 (unaudited)	3
		Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 (unaudited) and 2011 (unaudited) and from February 25, 2004 (Inception) to March 31, 2012 (unaudited)	4
		Notes to Unaudited Condensed Financial Statements	5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
	Item 4.	Controls and Procedures	18
PART II OTHER INFORMATION			19
	Item 1.	Legal Proceedings	19
	Item 1A.	Risk Factors	19
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3.	Defaults Upon Senior Securities	19
	Item 4.	Mine Safety Disclosures Not applicable	19
	Item 6.	Exhibits	19
SIGNATURES			21
EXHIBIT LIST

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,555,909	$6,653,168
Other assets	742,515	91,286

Total current assets	14,298,424	6,744,454

Property and equipment, net	106,508	76,402
Other assets
Deferred offering costs	0	282,599
Deposits	11,420	47,302

Total assets	$14,416,352	$7,150,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$703,221	$1,316,540
Accrued liabilities	739,988	444,749

Total current liabilities	1,443,209	1,761,289

Warrant Liability	6,423,239	2,157,408

Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 99,000,000 shares authorized; 39,384,634 shares and 28,613,984 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	3,938	2,861
Additional paid in capital	43,109,092	31,902,890
Deficit accumulated during the development stage	(36,563,126)	(28,673,691)

Total shareholders’ equity	6,549,904	3,232,060

Total liabilities and shareholders’ equity	$14,416,352	$7,150,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	February 25, 2004 (Inception) to March 31, 2012
Revenues	$0	$0	$300,000

Expenses:
Research and development	1,998,536	917,214	12,547,415
Merger costs	0	0	73,977
Stock based compensation	245,107	241,981	8,465,112
General and administrative	805,798	553,721	9,797,278

Total expenses	3,049,441	1,712,916	30,883,782

Loss before other income (expense) and income taxes	(3,049,441)	(1,712,916)	(30,583,782)
Interest income	1,034	1,636	340,169
Financing expense	(368,524)	0	(368,524)
Change in fair value of warrant liability	(4,472,504)	(1,046,991)	(3,858,489)

Loss before income taxes	(7,889,435)	(2,758,271)	(34,470,626)
Income taxes	0	0	0

Net loss	(7,889,435)	(2,758,271)	(34,470,626)
Deemed dividend on redemption of preferred stock	0	0	(2,092,500)

Net loss attributable to common stock	$(7,889,435)	$(2,758,271)	$(36,563,126)

Loss per share:	$(0.21)	$(0.11)	$(2.60)

Weighted average number of shares basic and diluted:	36,984,459	24,314,228	14,086,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

					Additional		Deficit Accumulated During the
	Preferred Stock		Common Stock		Paid-in	Promissory	Development
	Shares	Amount	Shares	Amount	Capital	Note	Stage	Total
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600
Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation
(options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0
Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500
Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0
Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000
Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830
Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379
Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

Balance at December 31, 2011	0	0	28,613,984	2,861	31,902,890	—	(28,673,691)	3,232,060
Common stock and warrants issued for cash during 2012 at $1.10 per share, net of offering costs	0	0	9,489,436	949	9,270,421	0	0	9,271,370
Exercise of warrants	0	0	818,773	82	1,115,523	0	0	1,115,605
Reclassification of warrant liability upon exercise	0	0	0	0	575,197	0	0	575,197
Cashless exercise of warrants	0	0	52,918	5	(5)	0	0	0
Cashless exercise of stock options	0	0	409,523	41	(41)	0	0	0
Stock based compensation	0	0	0	0	245,107	0	0	245,107
Net loss	0	0	0	0	0	0	(7,889,435)	(7,889,435)

Balance at March 31, 2012	0	0	39,384,634	$3,938	$43,109,092	$—	$(36,563,126)	$6,549,904

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	February 25, 2004 (Inception) March 31, 2012
Cash flows from operating activities:
Net loss	$(7,889,435)	$(2,758,271)	$(34,470,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,444	3,603	40,906
Interest accrued on promissory note	0	(352)	0
Change in fair value of warrant liability	4,472,504	1,046,981	3,858,489
Financing expense	368,524	0	368,524
Stock-based compensation	245,107	241,981	8,402,956
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:
Other assets	(651,229)	(36,271)	(820,098)
Accounts payable	(430,720)	(120,453)	702,871
Accrued liabilities	295,239	87,449	739,988

Net cash used in operating activities	(3,578,566)	(1,535,333)	(19,742,527)

Cash flows from investing activities:
Purchase of property and equipment	(5,668)	(37,925)	(151,532)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)

Net cash used in investing activities	(5,668)	(37,925)	(176,532)

Cash flows from financing activities:
Exercise of stock options	0	47,578	430,213
Exercise of warrants	1,115,605		1,578,353
Payments on promissory note receivable	0	0	53,018
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	9,371,370	7,460,129	27,508,979
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	0	3,779,158
Proceeds from issuance of common stock	0	0	125,247

Net cash provided by financing activities	10,486,975	7,507,707	33,474,968
Increase in cash and cash equivalents	6,902,741	5,934,449	13,555,909
Cash and cash equivalents, beginning of period	6,653,168	5,319,776	0

Cash and cash equivalents, end of period	$13,555,909	$11,254,225	$13,555,909

Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0

Income taxes paid	$0	$0	$0

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$0	$0	$3,350,000

Redemption of preferred stock for repayment of promissory note	$0	$0	$3,350,000

Deemed dividend on redemption of preferred stock	$0	$0	$954,750

Warrant liability converted to additional paid in capital upon exercise	$575,197	$0	$575,197

Deposits used to acquire property and equipment	$35,882	$0	$35,882

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

1.	Nature of Organization and Development Stage Operations

ImmunoCellular Therapeutics, Ltd. (the Company) is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Presently, the Company’s activities are primarily focused on the testing of ICT-107, which is a cancer immune therapy to treat glioblastoma multiforme. The Company is also in the pre-clinical development stage to develop two additional therapies to treat ovarian and solid tumor cancers.

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As a result, the Company has incurred operating losses and, as of March 31, 2012, the Company had an accumulated deficit of $36,563,126. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 and for the period February 25, 2004 (inception) to March 31, 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2011 have been derived from the Company’s audited financial statements as of that date.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2011. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise – The Company is a development stage enterprise and is devoting substantially all of its present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity – As of March 31, 2012, the Company had working capital of $12,855,215, compared to working capital of $4,983,165 as of December 31, 2011. We believe that our existing cash balances are sufficient to complete our current Phase II clinical trial of ICT 107. However, we will need additional capital to commercialize this product and to fund research of the Company’s other immunotherapy products. The Company believes that its existing cash balances are sufficient for its currently planned level of operations for at least the next twelve months, although there is no assurance that our current cash balance will be sufficient for this purpose.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of March 31, 2012 and December 31, 2011, the Company had $12,489,347 and $6,238,313, respectively, of certificates of deposit. They are classified as held-to-maturity and are measured at cost since the Company has the intent and ability to hold these securities to maturity. The Company places its cash and cash equivalents with high credit quality financial institutions. However, from time to time such cash balances may be in excess of the FDIC insurance limit of $250,000. As of March 31, 2012, we had $816,562 of deposits that were in excess of the FDIC insurance limit.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets. Computer and computer equipment are depreciated over 3 years. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. Repairs and maintenance costs are expensed as incurred.

Research and Development Costs – Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred.

Stock Based Compensation – The Company expenses the cost for all share-based payment transactions in the Company’s financial statements.

Stock option grants issued prior to March 31, 2011 to employees and officers and directors were valued using the Black-Scholes pricing model. Stock option grants made subsequent to March 31, 2011 were valued using the binomial lattice simulation model. Fair value was estimated at the date of grant using the following weighted average assumptions:

Three months ended March 31, 2012
Risk-free interest rate	0.80%
Expected dividend yield	None
Expected life	3.8 years
Expected volatility	75.40%
Expected Forfeitures	0%

There were no stock option grants during the three months ended March 31, 2011.

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on market prices of traded options for comparable entities within our industry. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2012, the Company had approximately 43.7 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of March 31, 2012, the Company has not recorded any liability, interest or penalties related to uncertain tax positions to date. The Company has determined that its major tax jurisdictions are the U.S. and California. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 remain open for possible review.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 15,895,165 shares and 40,977,430 shares at March 31, 2012 and 2011 respectively.

Recently Issued Accounting Standards – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Adoption of this ASU did not affect the Company’s fair value disclosures, or the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Adoption of this ASU did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2012	2011
Computers	$19,033	$15,494
Research equipment	128,381	90,370

	147,414	105,864
Accumulated depreciation	(40,906)	(29,462)

	$106,508	$76,402

Depreciation expense was $11,444 and $3,606 for the three months ended March 31, 2012 and 2011 respectively. Depreciation expense was $40,906 for the period from February 25, 2004 (date of inception) to March 31, 2012.

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

Sponsored Research Agreements

In an effort to expand the Company’s intellection property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into two contract amendments. The first amendment occurred on January 20, 2011, whereby Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. On February 4, 2012, the second amendment was finalized. This second amendment extended the services to be provided by Aptiv and further increased the fees by $986,783. Additionally, the second amendment extended the term of the agreement to March 31, 2014. The total aggregate fee pursuant to the original agreement and the two modifications is $4,463,631. As of March 31, 2012, the Company’s remaining obligation under this commitment is $1,138,512.

University of Pennsylvania

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

The University of Pittsburgh Patent License Agreement

On March 20, 2012, the Company entered into an Exclusive License Agreement with the University of Pittsburgh under which the Company has licensed intellectual property surrounding EphA2, a tyrosine kinase receptor that is highly expressed by ovarian cancer and other advanced and metastatic malignancies. The License Agreement grants a world-wide exclusive license to the intellectual property for ovarian and pancreatic cancers; and a world-wide non-exclusive license to the intellectual property for brain cancer. The Company intends to employ the intellectual property in the development and commercialization of ICT-140, a multivalent, dendritic cell-based vaccine for the treatment of ovarian cancer.

Pursuant to the License Agreement, the Company agreed to pay an upfront nonrefundable and noncreditable licensing fee and nonrefundable and noncreditable maintenance fees due annually starting 12 months from the anniversary of the effective date of the License Agreement. In addition, the Company has agreed to make certain milestone payments upon completion of specified milestones and to pay customary royalties based on a specified percentage of net sales and sublicensing payments, as applicable.

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

Operating Lease

The Company leases for its office space through June 30, 2012 at a monthly rental of $3,493. Rent expense was approximately $14,000 and $12,000 for the three months ended March 31, 2012 and 2011 respectively.

Employment Agreement with Dr. Manish Singh

On May 10, 2011, the Company entered into an Employment Agreement, effective as of February 18, 2011, with Dr. Manish Singh pursuant to which Dr. Singh will continue to serve on a full-time basis as the Company’s President and Chief Executive Officer for a one-year term commencing February 18, 2011. The Company is required under the Employment Agreement to use its commercially reasonable efforts to have Dr. Singh continue to serve as a member of the Company’s Board of Directors during the term of the Employment Agreement. The Employment Agreement automatically renews on the one-year anniversary date of the effective date of February 18, 2011 of each year thereafter for successive one-year terms unless terminated by either party. The Employment Agreement was automatically renewed on February 18, 2012.

The May 10, 2011 Employment Agreement provided for an annual base salary of $315,000. Upon the February 18, 2012 renewal, Dr. Singh’s annual base salary was increased to $330,750. In addition, provided that Dr. Singh continues to serve as the Company’s President and Chief Executive Officer for the entire one-year term of the Employment Agreement, the Company will pay Dr. Singh a discretionary cash bonus upon the attainment of certain corporate goals.

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

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor received a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement. On October 24, 2011, the Company increased Mr. Fractor’s monthly salary to $8,000 and the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.42 per share, with such options to vest in equal annual installments over a four-year term. On February 24, 2012, the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.90 per share, with such options to vest over a two-year term.

Employment Agreement with Dr. James Bender

On May 10, 2011, the Company entered into an Employment Agreement, effective as of February 1, 2011, with Dr. James Bender pursuant to which Dr. Bender will continue to serve on a full-time basis as the Company’s Vice President – Product Development and Manufacturing for a one-year term commencing February 1, 2011. The Employment Agreement automatically renews on the one-year anniversary date of the effective date of February 1, 2011 of each year thereafter for successive one-year terms unless terminated by either party. The Employment Agreement was automatically renewed on February 1, 2012.

The May 10, 2011 Employment Agreement provided for an annual base salary of $175,000. Upon the February 1, 2012 automatic renewal, Mr. Bender’s annual base salary was increased to $188,000. In addition, provided that Dr. Bender continues to serve as the Company’s Vice President – Product Development and Manufacturing for the entire one-year term of the Employment Agreement, the Company will pay Dr. Bender a discretionary cash bonus upon the attainment of certain corporate goals.

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

The Employment Agreement initially provided for an annual base salary of $130,000. Effective February 1, 2012, the Company increased Mr. Ho’s annual base salary to $135,200. In addition, provided that Mr. Ho continues to serve as the Company’s Director of Business Development and Technical Licensing for the entire one-year term of the Employment Agreement, the Company will pay Mr. Ho a discretionary cash bonus upon the attainment of certain corporate goals.

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

Agreement with Dr. John Yu

On May 10, 2011, the Company entered into an Agreement, effective as of March 1, 2011, with Dr. John Yu pursuant to which Dr. Yu will continue to serve as the Company’s Chief Scientific Officer for a one-year term commencing March 1, 2011. The term of this Agreement will automatically renew on the one-year anniversary date of the Agreement each year after March 1, 2011 for successive one-year terms unless either party terminates. Dr. Yu may also terminate the Agreement at any time upon 60 days notice. On March 1, 2012, the Agreement was automatically renewed.

The May 10, 2011 Agreement provides for an annual base salary of $70,000. Effective March 1, 2012, the Company increased Dr. Yu’s annual base salary to $72,800. In addition, Dr. Yu will receive a bonus of $15,000 each (a maximum total of $30,000) upon and provided that the Company achieves each of the following milestones within one year from the March 1, 2011: (i) enrollment of 75 patients in the Phase II trial of ICT-107 and (ii) filing of an IND for either a new indication for ICT-107 or for another product candidate of the Company. The Company determined that Dr. Yu earned $23,250 of this potential bonus.

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

In May 2010, the Company raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

In February 2011, the Company raised $7,460,129 (after commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,609,898 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. The January 2012 underwritten public offering (see below) provided for the issuance of shares at a price of $1.10. Accordingly, the exercise price of these warrants was adjusted to $1.90 and the number of warrants was proportionally increased to 3,337,849 (See “Warrants and Warrant Liabilities” below)

In January 2012, the Company raised approximately $9,270,421 in an underwritten public offering, net of offering expenses of approximately $1.1 million, from the sale of 9,489,436 shares of common stock and warrants to purchase 4,744,718 shares of common stock at an exercise price of $1.41 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants are accounted for as equity.

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. Options to purchase 3,160,654 common shares have been granted under the Plan and are outstanding as of March 31, 2012.

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

The following table summarizes stock option activity for the Company during the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2011	10,774,078	$1.07
Granted	20,000	1.66
Exercised	(600,000)	1.00
Forfeited or expired	—	—

Outstanding March 31, 2012	10,194,078	$1.08	4.7	$19,479,603

Vested or expected to vest at March 31, 2012	9,406,582	$1.93	4.5	$18,603,260

As of March 31, 2012, the total unrecognized compensation cost related to unvested stock options amounted to $371,576, which will be amortized over the weighted-average remaining requisite service period of approximately 10 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. As of March 31, 2012, warrants to purchase 310,000 shares of the Company’s common stock were outstanding related to this private placement. (See Warrant Liabilities below)

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of March 31, 2011, warrants to purchase 1,245,455 shares of the Company’s common stock were outstanding related to this private placement. (See Warrant Liabilities below)

In connection with the May 2010 Preferred Stock sale, the Company issued warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius. The warrants have a term of five-years from the date of issuance. In consideration of Socius agreeing to grant the Company certain waivers under the Preferred Stock Purchase Agreement, this affiliate also became entitled to purchase up to an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. In May 2010, the affiliate of Socius exercised a portion of its warrant for 1,675,000 shares and paid the $3,350,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 248 shares of the Preferred Stock by offsetting the $3,350,000 redemption price for these shares against the $3,350,000 owed to the Company under the note. In December 2010, the affiliate of Socius exercised the remaining portion of its warrant for 1,025,000 shares and paid the $2,050,000 exercise price for these shares by delivering a four-year full recourse promissory note for this amount, as permitted by the Preferred Stock Purchase Agreement. The Company immediately thereafter redeemed approximately 152 shares of the Preferred Stock by offsetting the $2,050,000 redemption price for these shares against the $2,050,000 owed to the Company under the note. As of March 31, 2012, no warrants to purchase of the Company’s common stock at $2.00 were outstanding and warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with an investor relations agreement in December 2010, the Company issued a two-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.60.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than $1.55. Since the January 2012, underwritten public offering provided for the sale of the Company’s common stock at a price of $1.10 per share, the exercise price of the February 2011 warrants was adjusted to $1.90 and the number of warrants outstanding increased to 3,337,849 . As of March 31, 2012, warrants to purchase 3,212,348 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liabilities” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants.

Warrant Liability

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. During the three months ended March 31, 2011, the Company recorded a credit to other expense for the change in fair value of warrant liability of $80,040. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at March 31, 2012, assumed (i) dividend yield of 0%; (ii) expected volatility of 44.3%; (iii) risk free rate of 0.06% and (iv) expected term of .17 years. Based upon this model, the Company recorded a charge to other expense of $367,970 during the three months ended March 31, 2012. As of March 31, 2012, the carrying value of the warrant liability is $450,430.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. For the three months ended March 31, 2011, the Company recorded a charge to other expense of $184,328 for the change in fair value of warrant liability. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at March 31, 2012, assumed (i) dividend yield of 0%; (ii) expected volatility of 56.6%; (iii) risk free rate of 0.21% and (iv) expected term of 1.17 years. Based upon this model, the Company recorded a charge to other expense of $1,120,910 during the three months ended March 31, 2012. As of March 31, 2012, the carrying value of the warrant liability is $1,465,901.

In connection with the May 2010 Preferred Stock sale, the Company vested warrants to purchase 2,700,000 shares of common stock at an exercise price of $2.00 held by an affiliate of Socius and issued warrants to purchase an additional 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The excess of the value of the freestanding warrants over the net proceeds of $1,931,342 was charged to change in fair value of warrant liability in the statement of operations. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. For the three months ended March 31, 2011, the Company recorded a charge to other expense of $214,650 for the change in fair value of warrant liability. During 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at March 31, 2012, assumed (i) dividend yield of 0%; (ii) expected volatility of 62.6%; (iii) risk free rate of 0.55% and (iv) expected term of 3.17 years. Based upon this model, the Company recorded a charge to other expense of $792,450 during the three months ended March 31, 2012. As of March 31, 2012, the carrying value of the warrant liability is $1,252,800. In May 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,675,000 shares, which reduced warrant liabilities by $2,395,250. In December 2010, the affiliate of Socius exercised a portion of its $2.00 warrants for 1,025,000 shares, which reduced warrant liabilities by $912,250 and eliminated the remaining liability associated with the $2.00 warrants.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January financing, the exercise of these warrants was reduced to $1.90 and the number of warrants outstanding was increased by 519,174 to 3,337,849. The Company recorded a charge to financing expense of $368,524 to reflect the issuance of the additional warrants.The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three months ended March 31, 2011, the Company recorded a charge to other expense of $728,053. As of March 31, 2012, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 65.8%; (iii) risk free rate of 0.75% and (iv) expected term of 3.9 years. Based upon this model, the Company recorded a charge to other expense of $2,139,134 during the three months ended March 31, 2012. As of March 31, 2012, the carrying value of the warrant liability is $3,254,109.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Balance - January 1	$2,157,408	$2,581,871
Issuance of warrants and effect of repricing	368,524	2,476,790
Exercise of warrants	(575,197)	—
(Gain) or loss included in earnings	4,472,504	1,046,981
Transfers in and out/or out of Level 3	—	—

Balance - March 31	$6,423,239	$6,105,642

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three months ended March 31, 2012 or March 31, 2011.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of March 31, 2012, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	March 31, 2012	March 31, 2011
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	20%	20%
Change in valuation allowance for deferred tax assets	20%	20%

Total	0%	0%

	March 31, 2012	December 31, 2011

Net operating loss carryforwards	$11,746,941	$8,274,061
Stock-based compesnation	2,857,005	2,730,729
Less valuation allowance	(14,603,946)	(11,004,790)

Net deferred tax asset	$—	$—

As of March 31, 2012 and December 31, 2011, the Company had federal and California income tax net operating loss carryforwards of approximately $22,368,000 and $22,128,000, respectively. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. The Company is in the process of evaluating whether such changes in ownership occurred, and its effect on the utilization of its loss carryforwards.

9.	Subsequent Events

Warrant exercises

Subsequent to March 31, 2012, certain warrant holders exercised 410,000 warrants for cash and the Company received $497,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2011. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center for certain cellular-based therapy technology that we are developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We recently completed a Phase I clinical trial of a vaccine product candidate for the treatment of glioblastomamultiforme based on this technology.

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

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. Presently, the Company’s activities are primarily focused on the testing of ICT-107, which is a cancer immune therapy to treat glioblastomamultiforme. The Company is also in the pre-clinical development stage to develop two additional therapies to treat ovarian and solid tumor cancers.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of March 31, 2012, we had an accumulated deficit of $36,563,126. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to March 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the three months ended March 31, 2012 and 2011, we recorded an expense of $1,998,536 and $917,214, respectively, related to research and development activities.

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

Results of Operations

Revenues

We had no revenues during the three months ended March 31, 2012 and 2011. We do not expect to generate any operating revenues during 2012.

Expenses

General and administrative expenses during the three months ended March 31, 2012 were $805,798 compared to $553,721 during the same period in 2011. The increase in expenses reflects the expansion of the Company’s infrastructure during the latter half of 2011 including the hiring of additional personnel. Additionally, during the three months ended March 31, 2012 the Company incurred additional expenses in the areas of board fees, travel and investor relations.

Research and development expenses during the three months ended March 31, 2012 were $1,998,536 compared to $917,214 during the three months ended March 31, 2011. Research and development expenses consist primarily of the Company’s Phase II clinical trial of ICT-107. During the three months ended March 31, 2011, the Company had only started to enroll patients in its ICT-107 Phase II clinical trial and a total of five patients were enrolled. During the three months ended March 31, 2012, the Company enrolled 68 patients in the trial. Additionally, as of March 31, 2012, the Company has two manufacturing facilities and 25 Phase II trial clinical sites that are operational.

The warrants issued as part of the February 2011 financing contained a provision whereby the exercise price of those warrants, and the number of underlying warrants, would be adjusted in the event the Company subsequently sold shares of its common stock at a price that was less than $1.55 per share. As part of the January 2012 financing, the Company sold shares of its common stock at a price that was less than $1.55 per share and the exercise price of the February 2011 warrants was decreased from $2.25 to $1.90 and the number of warrants outstanding was increased by 519,174. The Company has recorded a non-cash financing expense charge of $368,524 during the three months ended March 31, 2012 to account for the issuance of these additional warrants. There was no comparable charge in the same period of last year.

During the three months ended March 31, 2012 we had $5,097,579 of non-cash expenses consisting of $11,444 of depreciation expense, $4,472,504 change in warrant liability, $368,524 of financing expense and $245,107 of stock based compensation. During the three months ended March 31, 2011 we had $1,292,565 of non-cash expenses consisting of $3,603 of depreciation expense, $1,046,981 change in warrant liability and $241,981 of stock based compensation.

Loss

We incurred a net loss of $7,889,435 and $2,758,271 for the three months ended March 31, 2012 and 2011 respectively.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $12,855,215, compared to working capital of $4,983,165 as of December 31, 2011.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations through the end of 2013, although there is no assurance that such proceeds will be sufficient.

We do not have any bank credit lines. In January 2012, we completed a $9,271,370 underwritten public offering of 9,489,436 units at a price of $1.10 per unit. Each unit consists of one share of stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $1.41 per share. In February 2011, we completed an $8,090,644 private placement, before commissions and costs, of 5,219,768 units at a price of $1.55 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $2.25 per share. We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain any additional funding from either financings or alliances, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of March 31, 2012, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

The following is a summary of our contractual obligations as of March 31, 2012:

	2012	2013 to 2014	2014 to 2015	Beyond 2015
Unconditional purchase obligations	451,942	669,256	142,314	—
Operating lease obligation	10,479	—	—	—

Cash Flows

We used $3,578,566 of cash in our operations for the three months ended March 31, 2012, compared to $1,535,333 for the three months ended March 31, 2011. During the three months ended March 31, 2012, we greatly expanded our research and development activities, hired additional personnel and expanded our investor relations programs. We also incurred greater non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $4,472,504 compared to $1,046,981 in the same period last year. Additionally, during the three months ended March 31, 2012, we recorded a non-cash financing expense of $368,524 related to the issuance of additional warrants triggered by the January 2012 stock issuance.

We used $5,668 of cash from our investing activities for the three months ended March 31, 2012 to acquire office equipment. During the three months ended March 31, 2011, we purchased $37,925 of machinery to support our research and development activities.

During the three months ended March 31, 2012, we received net proceeds $9,271,370, excluding $100,000 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants and we received $1,115,605 of proceeds from the exercise of warrants. During the three months ended March 31, 2011, we received net proceeds of $7,460,129 from the issuance of common stock and warrants. Additionally, during the three months ended March 31, 2011, we received $47,578 from the exercise of stock options.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering.(1)

10.1	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(2)

10.2	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†(2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011; (2) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from February 25, 2004 (inception) to March 31, 2012; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to March, 2012; (4) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from February 25, 2004 (inception) to March 31, 2012; and (5) Notes to Unaudited Condensed Financial Statements.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Filed with this Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
(1)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2012	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh
	Name:	Manish Singh, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2012

Exhibit No.	Description

4.1	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering.(1)

10.1	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(2)

10.2	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†(2)

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011; (2) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from February 25, 2004 (inception) to March 31, 2012; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to March, 2012; (4) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from February 25, 2004 (inception) to March 31, 2012; and (5) Notes to Unaudited Condensed Financial Statements.**

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	Filed with this Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
(1)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.