Form 10-Q
period 2012-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2012-08-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35560

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

The Issuer had 40,620,796 shares of its common stock outstanding as of August 10, 2012.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,339,843	$6,653,168
Other assets	618,086	91,286

Total current assets	11,957,929	6,744,454

Property and equipment, net	95,064	76,402
Other assets
Deferred offering costs	0	282,599
Deposits	11,420	47,302

Total assets	$12,064,413	$7,150,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$573,675	$1,316,540
Accrued liabilities	447,988	444,749

Total current liabilities	1,021,663	1,761,289

Warrant Liability	8,699,007	2,157,408

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.0001 par value; 99,000,000 shares authorized; 40,411,792 shares and 28,613,984 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4,041	2,861
Additional paid-in capital	45,354,645	31,902,890
Deficit accumulated during the development stage	(43,014,943)	(28,673,691)

Total shareholders’ equity	2,343,743	3,232,060

Total liabilities and shareholders’ equity	$12,064,413	$7,150,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six	February 25,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2012	2011	2012	2011	2012
Revenues	$0	$0	$0	$0	$300,000

Expenses:
Research and development	2,189,633	858,183	4,188,169	1,775,397	14,737,048
Merger costs	0	0	0	0	73,977
Stock based compensation	103,617	391,858	348,724	633,839	8,568,729
General and administrative	837,322	579,889	1,643,120	1,133,610	10,634,600

Total expenses	3,130,572	1,829,930	6,180,013	3,542,846	34,014,354

Loss before other income (expense) and income taxes	(3,130,572)	(1,829,930)	(6,180,013)	(3,542,846)	(33,714,354)
Interest income	1,975	1,009	3,009	2,645	342,144
Financing expense	0	0	(368,524)	0	(368,524)
Change in fair value of warrant liability	(3,323,220)	278,096	(7,795,724)	(768,895)	(7,181,709)

Loss before income taxes	(6,451,817)	(1,550,825)	(14,341,252)	(4,309,096)	(40,922,443)
Income taxes	0	0	0	0	0

Net loss	(6,451,817)	(1,550,825)	(14,341,252)	(4,309,096)	(40,922,443)
Deemed dividend on redemption of preferred stock	0	0	0	0	(2,092,500)

Net loss attributable to common stock	$(6,451,817)	$(1,550,825)	$(14,341,252)	$(4,309,096)	$(43,014,943)

Loss per share	$(0.16)	$(0.05)	$(0.37)	$(0.16)	$(2.89)

Weighted average number of shares basic and diluted:	39,892,802	28,326,854	38,497,810	26,331,081	14,860,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Promissory	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Note	Stage	Total
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600
Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995

Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0
Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500
Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0
Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000
Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830
Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379
Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

Balance at December 31, 2011	0	0	28,613,984	2,861	31,902,890	—	(28,673,691)	3,232,060

Common stock and warrants issued for cash during 2012 at $1.10 per share, net of offering costs	0	0	9,489,436	949	9,270,421	0	0	9,271,370
Exercise of warrants	0	0	1,644,919	165	2,199,028	0	0	2,199,193
Reclassification of warrant liability upon exercise	0	0	0	0	1,622,648	0	0	1,622,648
Cashless exercise of warrants	0	0	214,639	21	(21)	0	0	0
Cashless exercise of stock options	0	0	437,563	44	(44)	0	0	0
Restricted stock vested	0	0	1,251	0	0	0	0	0
Stock based compensation	0	0	0	0	348,724	0	0	348,724
Exercise of stock options	0	0	10,000	1	10,999	0	0	11,000
Net loss	0	0	0	0	0	0	(14,341,252)	(14,341,252)

Balance at June 30, 2012	0	$0	40,411,792	$4,041	$45,354,645	$0	$(43,014,943)	$2,343,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	February 25, 2004 (Inception) to June 30, 2012
Cash flows from operating activities:
Net loss	$(14,341,252)	($4,309,096)	($40,922,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,888	8,016	52,350
Interest accrued on promissory note	0	1,264	0
Change in fair value of warrant liability	7,795,724	768,895	7,181,709
Financing expense	368,524	0	368,524
Stock-based compensation	348,724	633,839	8,506,573
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:			0
Other assets	(526,800)	(16,226)	(695,669)
Accounts payable	(560,266)	(108,414)	573,325
Accrued liabilities	3,238	211,681	447,987

Net cash used in operating activities	(6,889,220)	(2,810,041)	(23,053,181)

Cash flows from investing activities:
Purchase of property and equipment	(5,668)	(37,925)	(151,532)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)

Net cash used in investing activities	(5,668)	(37,925)	(176,532)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,000	162,679	441,213
Proceeds from exercise of warrants	2,199,193	0	2,661,941
Payments on promissory note receivable	0	53,018	53,018
Proceeds from issuance of common stock and warrants net of offering costs	9,371,370	7,460,129	27,508,979
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	0	3,779,158
Proceeds from issuance of common stock	0	0	125,247

Net cash provided by financing activities	11,581,563	7,675,826	34,569,556

Increase in cash and cash equivalents	4,686,675	4,827,860	11,339,843
Cash and cash equivalents, beginning of period	6,653,168	5,319,776	0

Cash and cash equivalents, end of period	$11,339,843	$10,147,636	$11,339,843

Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0

Income taxes paid	$0	$0	$0

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$0	$0	$3,350,000

Redemption of preferred stock for repayment of promissory note	$0	$0	$3,350,000

Deemed dividend on redemption of preferred stock	$0	$0	$2,092,500

Warrant liability converted to additional paid-in capital	$1,622,648	$0	$1,622,648

Deposits used to acquire property and equipment	$35,882	$0	$35,882

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As of June 30, 2012, the Company is entering the 15th month of the Phase II trial for ICT-107. The Company expanded the trial and also received a Japanese patent relating to a technology for the treatment of brain cancer, for which the Company holds an exclusive worldwide license. During the most recent quarter, the Company also received FDA approval for an investigational new drug on ICT-121. As a result, the Company has incurred operating losses and, as of June 30, 2012, the Company had an accumulated deficit of $43,014,943. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 and for the period February 25, 2004 (inception) to June 30, 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2011 have been derived from our audited financial statements as of that date.

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

Liquidity—As of June 30, 2012, the Company had working capital of $10,936,266, compared to working capital of $4,983,165 as of December 31, 2011. The Company believes that its existing cash balances are sufficient for the next twelve months. However, we will need additional capital to commercialize this product and to fund research of the Company’s other immunotherapy products. The Company believes that its existing cash balances are sufficient for its currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents—The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. As of June 30, 2012 and December 31, 2011, the Company had $10,491,322 and $6,238,313, respectively, of certificates of deposit. The Company places its cash and cash equivalents with high credit quality financial institutions. However, from time to time such cash balances may be in excess of the FDIC insurance limit of $250,000. As of June 30, 2012 the Company had $598,521 of deposits that were in excess of the FDIC insurance limit.

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

Research and Development Expenses—Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred.

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

Stock option grants issued prior to March 31, 2011 to employees and officers and directors were valued using the Black-Scholes pricing model. Stock option grants made subsequent to March 31, 2011 were valued using the binomial lattice simulation model. The following assumptions were used to value the grants:

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Risk-free interest rate	0.84%	2.43%
Expected dividend yield	None	None
Expected life	5.17 years	6.8 years
Expected volatility	66.32%	57.90%
Expected forfeitures	0%	0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 and 2011 was $1.78 and $1.02, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2012, the Company had approximately 38.6 million shares of authorized but unissued common stock.

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

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

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

Basic and Diluted Loss per Common Share—Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share for the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 20,013,824 shares and 41,655,680 shares at June 30, 2012 and 2011, respectively.

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

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted the ASU as required. It will likely have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future condensed financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Computers	$19,033	$15,494
Research equipment	128,381	90,370

	147,414	105,864
Accumulated depreciation	(52,350)	(29,462)

	$95,064	$76,402

Depreciation expense was $11,444 and $3,603 for the three months ended June 30, 2012 and June 30, 2011, respectively. Depreciation expense was $22,888 and $8,016 for the six months ended June 30, 2012 and June 30, 2011, respectively. Depreciation expense was $52,350 for the period from February 25, 2004 (date of inception) to June 30, 2012.

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

5.	Commitments and Contingencies

Sponsored Research Agreements

In an effort to expand the Company’s intellection property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into two contract amendments. The first amendment occurred on January 20, 2011, whereby Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. On February 4, 2012, the second amendment was finalized. This second amendment extended the services to be provided by Aptiv and further increased the fees by $986,783. The second amendment also extended the term of the agreement to March 31, 2014. The total aggregate fee pursuant to the original agreement and the two modifications is $4,463,631. Additionally, the Company has increased the patient sample size and it expects to incur additional charges by Aptiv relative to the increase in patient volume. The incremental cost is not yet known. As of June 30, 2012, the Company’s remaining obligation under the existing commitment is $1,596,939.

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

The John Hopkins University Licensing Agreement

On February 23, 2012, the Company entered into an Exclusive License Agreement, effective as of February 16, 2012, with The John Hopkins University (JHU) under which it received an exclusive, world-wide license to JHU’s rights in and to certain patent-pending technology related to mesothelin-specific cancer immunotherapies.

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

The Employment Agreement also provides Dr. Singh a seven-year incentive stock option grant to purchase 270,000 shares of common stock under the Company’s 2006 Equity Incentive Plan (the “Plan”) at an exercise price of $2.25 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest as follows; (i) 20,000 shares on February 17, 2012, (ii) 50,000 shares on February 17, 2013, (iii) 50,000 shares on February 17, 2014, (iv) 50,000 shares upon the Company attaining a market capitalization of at least $100 million for ten consecutive trading dates, (v) 50,000 shares upon the Company attaining a market capitalization of at least $150 million for ten consecutive trading days and (vi) 50,000 shares upon the Company attaining a market capitalization of at least $200 million for ten consecutive trading days. As of June 30, 2012, the Company achieved a market capitalization of at least $100 million for ten consecutive trading days and the first tranche of 50,000 shares became vested. The option may be exercised during the term that Dr. Singh provides services to the Company and for twelve months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

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

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor received a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement. On October 24, 2011, the Company increased Mr. Fractor’s monthly salary to $8,000 and the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.42 per share, with such options to vest in equal annual installments over a four-year term. On February 24, 2012, the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.90 per share, with such options to vest over a one-year term. Subsequent to June 30, 2012, the Company increased Mr. Fractor’s monthly salary to $12,000 effective August 1, 2012.

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

The May 10, 2011 Employment Agreement provided for an annual base salary of $175,000. Upon the February 1, 2012 automatic renewal, Mr. Bender’s annual base salary was increased to $188,000. In addition, provided that Dr. Bender continues to serve as the Company’s Vice President—Product Development and Manufacturing for the entire one-year term of the Employment Agreement, the Company will pay Dr. Bender a discretionary cash bonus upon the attainment of certain corporate goals.

The Employment Agreement also provides Dr. Bender a seven-year incentive stock option grant to purchase 120,000 shares of common stock under the Plan at an exercise price of $2.25 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest as to (i) 60,000 shares in three annual installments of 20,000 shares each, with the first installment to vest on January 31, 2012; (ii) 20,000 shares upon the Company attaining a market capitalization of at least $100 million for ten consecutive trading dates; (iii) 20,000 shares upon the Company attaining a market capitalization of at least $150 million for ten consecutive trading dates; and (iv) 20,000 shares upon the Company attaining a market capitalization of at least $200 million for ten consecutive trading dates. As of June 30, 2012, the Company achieved a market capitalization of at least $100 million for ten consecutive trading days and the first tranche of 20,000 shares became vested. On June 11, 2012, the Company granted Dr. Bender a seven-year incentive stock option to purchase 75,000 shares of common stock under the Plan at an exercise price of $3.42, which was the closing price of the Company’s stock on the date of grant. The option will vest annual in four equal installments beginning on February 1, 2012. The option may be exercised during the term that Dr. Bender provides services to the Company and for twelve months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

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

The May 10, 2011 Agreement provides for an annual base salary of $70,000. Effective March 1, 2012, the Company increased Dr. Yu’s annual base salary to $72,800. In addition, Dr. Yu will receive a bonus of $15,000 each (a maximum total of $30,000) upon and provided that the Company achieves each of the following milestones within one year from the March 1, 2011: (i) enrollment of 75 patients in the Phase II trial of ICT-107 and (ii) filing of an IND for either a new indication for ICT-107 or for another product candidate of the Company. The Company determined that Dr. Yu earned $23,250 of this potential bonus during 2011.

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

Operating Lease

The Company leased its office space through June 30, 2012 at a monthly rental of $3,493. Rent expense was approximately $12,700 and $12,000 for the three months ended June 30, 2012 and 2011 respectively. Rent expense was approximately $26,000 and $19,000 for the six months ended June 30, 2012 and 2011 respectively. Effective July 1, 2012, the Company renewed its lease for office space through June 30, 2013 at a monthly rental of $4,410.

6.	Shareholders’ Equity

Common Stock

In March 2010, the Company raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below.)

In May 2010, the Company raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

In February 2011, the Company raised $7,460,129 (after commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,609,898 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. The January 2012 underwritten public offering (see below) provided for the issuance of shares at a price of $1.10. Accordingly, the exercise price of these warrants was adjusted to $1.90 and the number of warrants was proportionally increased to 3,337,849 (See “Warrants and Warrant Liabilities” below)

In January 2012, the Company raised approximately $9,271,370 in an underwritten public offering, net of offering expenses of approximately $1.1 million, from the sale of 9,489,436 shares of common stock and warrants to purchase 4,744,718 shares of common stock at an exercise price of $1.41 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants are accounted for as equity.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. Options to purchase 3,304,154 common shares have been granted under the Plan and are outstanding as of June 30, 2012.

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

The following table summarizes stock option activity for the Company during the six months ended June 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2011	10,774,078	$1.07
Granted	217,500	3.18
Exercised	(654,000)	1.01
Forfeited or expired	—	—

Outstanding June 30, 2012	10,337,578	$1.12	4.5	$27,164,922

Vested or expected to vest at June 30, 2012	9,517,335	$1.02	4.2	$25,978,393

As of June 30, 2012, the total unrecognized compensation cost related to unvested stock options amounted to $637,508, which will be amortized over the weighted-average remaining requisite service period of approximately 17 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. As of June 30, 2012, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of June 30, 2012, warrants to purchase 1,207,137 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of June 30, 2012, warrants to purchase 1,350,000 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than $1.55. Since the January 2012, underwritten public offering provided for the sale of the Company’s common stock at a price of $1.10 per share, the exercise price of the February 2011 warrants was adjusted to $1.90 and the number of warrants outstanding increased to 3,337,849. As of June 30, 2012, warrants to purchase 2,953,286 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2012, Warrants to purchase 4,110,992 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On June 30, 2012 the price per share of Company’s common stock was $3.75 per share compared to $1.36 per share at December 31, 2011 and $2.20 per share at June 30, 2011.

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at June 30, 2011, assumed (i) dividend yield 0%; (ii) expected volatility of 69%; (iii) risk free rate of 0.18% and (iv) expected term of .92 years. Based upon this model, the Company recorded a charge to other expense of $261,000 and $180,960 for the three and six months ended June 30, 2011 respectively. During the six months ended June 30, 2012, the remaining warrants were fully exercised; however, the Company recognized an expense of $45,570 as the Company revalued the warrants at the date of exercised. For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $45,570 and $745,500, respectively.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011 the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The binomial lattice simulation model used by the Company at June 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 68%; (iii) risk free rate of 0.43% and (iv) expected term of 1.92 years. Based upon this model, the Company recorded a credit to other income of $14,945 during the three months ended June 30, 2011 and a charge to other expense for $169,372 for the six months ended June 30, 2011. As of June 30, 2012, the Company revalued the warrants assuming (i) dividend yield of 0%; (ii) expected volatility of 60%; (iii) risk free rate of 0.18% and (iv) expected term of 0.92 years. For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $805,944 and $1,926,853 respectively. As of June 30, 2012, the carrying value of the warrant liability is $2,203,025.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011 the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at June 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 71%; (iii) risk free rate of 1.25% and (iv) expected term of 3.92 years. Based upon this model, the Company recorded a credit to other income of $163,350 during the three months ended June 30, 2011 and a charge to other expense of $51,300 for the six months ended June 30, 2011. As of June 30, 2012, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 63%; (iii) risk free rate of 0.40% and (iv) expected term of 2.92 years. For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $658,800 and $1,451,250 respectively. As of June 30, 2012, the carrying value of the warrant liability is $1,911,600.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January financing, the exercise price of these warrants was reduced to $1.90 and the number of warrants outstanding was increased by 519,174 to 3,337,849. The Company recorded a charge to financing expense of $368,524 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. As of June 30, 2011, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 69%; (iii) risk free rate of 1.59% and (iv) expected term of 4.65 years. For the three months ended June 30, 2011, the Company recorded a credit to other income of $360,790 and for the six months ended June 30, 2011, the Company recorded a charge to other expense of $367,263. As of June 30, 2012, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 63%; (iii) risk free rate of 0.51% and (iv) expected term of 3.65 years. For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $1,812,906 and $3,672,121 respectively. As of June 30, 2012, the carrying value of the warrant liability is $4,584,382.

The below table summarizes the warrant liability activity for the six months ended June 30, 2012 and 2011. The loss included in earnings is reflective of several factors including the increase in the Company’s stock during the six months ended June 30, 2012 and 2011.

	June 30, 2012	June 30, 2011
Beginning Balance	$2,157,408	$2,581,871
Issuance of warrants and effect of repricing	368,524	2,476,790
Exercise of warrants	(1,622,649)	—
Loss included in earnings	7,795,724	768,895
Transfers in and/or out of Level 3	—	—

Ending Balance	$8,699,007	$5,827,556

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three and six months ended June 30, 2012 and 2011.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of June 30, 2012, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	June 30, 2012	June 30, 2011
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	23%	7%
Change in valuation allowance for deferred tax assets	17%	33%

Total	0%	0%

	June 30, 2012	December 31, 2011
Net operating loss carryforwards	$11,746,941	$8,274,061
Stock-based compensation	2,913,368	2,730,729
Less valuation allowance	(14,660,309)	(11,004,790)

Net deferred tax asset	$—	$—

As of June 30, 2012, the Company had federal and California income tax net operating loss carryforwards of approximately $26,031,000 and $26,791,000, respectively. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. The Company is in the process of evaluating whether such changes in ownership occurred, and its effect on the utilization of its loss carryforwards.

9.	Subsequent Events

Warrant exercises

Subsequent to June 30, 2012, certain warrant holders exercised 209,400 warrants for cash and the Company received $359,010.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of June 30, 2012, we had an accumulated deficit of $43,014,943. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to June 30, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the six months ended June 30, 2012 and 2011, we recorded an expense of $4,188,169 and $1,775,397, respectively, related to research and development activities.

Stock-Based Compensation

We recognize in our condensed consolidated financial statements the cost resulting from all share-based compensation transactions, including grants of stock options and restricted stock awards, based on their fair values on the measurement date, and recognized over the vesting period in accordance with FASB ASC Topic 718, “Compensation-Stock Based.” We use the Black-Scholes option pricing model to estimate the value of our options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

Results of Operations

Three months ended June 30, 2012 and 2011

Revenues

We had no revenues during the three months ended June 30, 2012 and 2011. We do not expect to generate any operating revenues during 2012.

Expenses

General and administrative expenses for the three months ended June 30, 2012 and 2011 were $837,322 and $579,889, respectively. The increase in expenses reflects the expansion of our infrastructure during the latter half of 2011 including the hiring of additional personnel. Additionally, we incurred additional expenses in the areas of investor relations, travel and professional fees.

Research and development expenses for the three months ended June 30, 2012 and 2011 were $2,189,633 and $858,183, respectively. Research and development expenses consist primarily of our Phase II clinical trial of ICT-107. During the three months ended June 30, 2011, we had only started to enroll patients in our ICT-107 Phase II clinical trial and a total of 9 patients were enrolled. During the three months ended June 30, 2012, we enrolled 72 new patients in the trial bringing the total number of enrolled patients to 231. Additionally, as of June 30, 2012, we have two manufacturing facilities and 25 Phase II trial clinical sites that are operational.

We had $3,438,281 of non-cash expenses during the three months ended June 30, 2012, consisting of $103,617 of stock based compensation, $3,323,220 of change in the fair value of warrant derivatives and $11,444 of depreciation expense. The change in fair value of warrant derivative is highly influenced by the price of our Company’s common stock as of June 30, 2012. As of June 30, 2012, the price of our common stock increased to $3.75 per share. During the three months ended June 30, 2011, we had non-cash expenses of $395,461 consisting of $391,858 of stock based compensation and $3,603 of depreciation expense. During the three months ended June 30, 2011, we also received a benefit for the change in the fair value of the warrant derivatives in the amount of $278,096.

Loss

We incurred a net loss of $6,451,817 and $1,550,825 for the three months ended June 30, 2012 and 2011, respectively.

Six months ended June 30, 2012 and 2011

Revenues

We had no revenues during the six months ended June 30, 2012 and 2011. We do not expect to generate any operating revenue during 2012.

Expenses

General and administrative expenses for the six months ended June 30, 2012 and 2011 were $1,643,120 and $1,133,610, respectively. The increase in expenses reflects the expansion of our infrastructure during the latter half of 2011 including the hiring of additional personnel. Additionally, we incurred additional expenses in the areas of investor relations, travel and board fees.

Research and development expenses for the six months ended June 30, 2012 and 2011 were $4,188,169 and $1,775,397 respectively. Research and development expenses consist primarily of our Phase II clinical trial of ICT-107. During the six months ended June 30, 2011, we had only started to enroll patients in our ICT-107 Phase II clinical trial and a total of 14 patients were enrolled. During the six months ended June 30, 2012, we enrolled 140 new patients in the trial bringing the total number of enrolled patients to 231. Additionally, as of June 30, 2012, we have two manufacturing facilities and 25 Phase II trial clinical sites that are operational.

The warrants issued as part of the February 2011 financing contained a provision whereby the exercise price of those warrants, and the number of underlying warrants, would be adjusted in the event that we subsequently sold shares of our common stock at a price that was less than $1.55 per share. As part of the January 2012 financing, we sold shares of its common stock at a price that was less than $1.55 per share and the exercise price of the February 2011 warrants was decreased from $2.25 to $1.90 and the number of warrants outstanding was increased by 519,174. We recorded a non-cash financing expense charge of $368,524 during the six months ended June 30, 2012 to account for the issuance of these additional warrants. There was no comparable charge during the six months ended June 30, 2012.

During the six months ended June 30, 2012, we incurred $8,167,336 of non-cash expenses, consisting of $348,724 of stock based compensation, $7,795,724 of change in fair value of warrant derivatives and $22,888 of depreciation expense. The change in fair value of warrant derivative is highly influenced by the price of our Company’s common stock as of June 30, 2012. As of June 30, 2012, the price of our common stock increased to $3.75 per share. During the six months ended June 30, 2011, we incurred $1,410,750 of non-cash expenses consisting of $633,839 of stock based compensation, $768,895 of change in fair value of warrant derivatives and $8,016 of depreciation expense.

Loss

We incurred a net loss of $14,341,252 and $4,309,096 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $10,936,266 compared to working capital of $4,893,165 as of December 31, 2011.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for the next twelve months, although there is no assurance that such proceeds will be sufficient.

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

As of June 30, 2012, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

The following is a summary of our contractual obligations as of June 30, 2012:

		2013 to	2014 to	Beyond
	2012	2014	2015	2015
Unconditional purchase obligations	481,268	1,012,537	228,134	—
Operating lease obligation	26,460	26,460	—	—

Cash Flows

We used $6,889,220 of cash in our operations for the six months ended June 30, 2012, compared to $2,810,041 for the six months ended June 30, 2011. During the six months ended June 30, 2012, we greatly expanded our research and development activities, hired additional personnel and expanded our investor relations programs. Additionally, we expanded our manufacturing activities, purchased the rights to key antigens and initiated efforts to expand our intellectual property portfolio. We also incurred greater non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $7,795,724 compared to $768,895 in the same period last year. Additionally, during the six months ended June 30, 2012, we recorded a non-cash financing expense of $368,724 related to the issuance of additional warrants triggered by the January 2012 stock issuance.

We used $5,668 of cash from our investing activities for the six months ended June 30, 2012 to acquire office equipment. During the six months ended June 30, 2011, we purchased $37,925 of machinery to support our research and development activities.

During the six months ended June 30, 2012, we received net proceeds of $9,371,370, from the issuance of common stock and warrants and we received $2,199,193 of proceeds from the exercise of warrants. During the six months ended June 30, 2011, we received net proceeds of $7,460,129 from the issuance of common stock and warrants. Additionally, during the six months ended June 30, 2011, we received $162,679 from the exercise of stock options and we received $53,018 from payments received on a promissory note receivable.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Office Lease dated July 1, 2012 between Regent Business Center and ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011; (2) Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to June 30, 2012; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to June 30, 2012; (4) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to June 30, 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101(a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2012	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Manish Singh, Ph.D.
Name: Manish Singh, Ph.D.
Title: President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2012

Exhibit No.	Description

10.1	Office Lease dated July 1, 2012 between Regent Business Center and ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011; (2) Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to June 30, 2012; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to June 30, 2012; (4) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to June 30, 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.