Form 10-Q
period 2012-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2012-11-09
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Issuer had 51,091,996 shares of its common stock outstanding as of November 9, 2012.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	September 30	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,005,639	$6,653,168
Other assets	593,000	91,286

Total current assets	10,598,639	6,744,454
Property and equipment, net	83,621	76,402
Other assets
Deferred offering costs	0	282,599
Deposits	11,420	47,302

Total assets	$10,693,680	$7,150,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,225,362	$1,316,540
Accrued liabilities	842,648	444,749

Total current liabilities	2,068,010	1,761,289

Warrant Liability	5,599,468	2,157,408

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.0001 par value; 99,000,000 shares authorized; 41,112,451 shares and 28,613,984 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	4,111	2,861
Additional paid-in capital	46,674,661	31,902,890
Deficit accumulated during the development stage	(43,652,570)	(28,673,691)

Total shareholders’ equity	3,026,202	3,232,060

Total liabilities and shareholders’ equity	$10,693,680	$7,150,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	February 25,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (Inception)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
Revenues	$0	$0	$0	$0	$300,000

Expenses:
Research and development	2,378,917	1,241,165	6,567,086	3,016,562	17,115,965
Merger costs	0	0	0	0	73,977
Stock based compensation	33,887	324,283	382,611	958,121	8,602,616
General and administrative	1,004,181	634,241	2,647,301	1,767,852	11,638,781

Total expenses	3,416,985	2,199,689	9,596,998	5,742,535	37,431,339
Loss before other income (expense) and income taxes	(3,416,985)	(2,199,689)	(9,596,998)	(5,742,535)	(37,131,339)
Interest income	1,858	1,123	4,867	3,768	344,002
Financing expense	0	0	(368,524)	0	(368,524)
Change in fair value of warrant liability	2,777,500	2,286,478	(5,018,224)	1,517,583	(4,404,209)

Net income (loss) before income taxes	(637,627)	87,912	(14,978,879)	(4,221,184)	(41,560,070)
Income taxes	0	0	0	0	0

Net income (loss)	(637,627)	87,912	(14,978,879)	(4,221,184)	(41,560,070)
Deemed dividend on redemption of preferred stock	0	0	0	0	(2,092,500)

Net loss attributable to common stock	($637,627)	$87,912	($14,978,879)	($4,221,184)	($43,652,570)

Income (loss) per share
Basic	$(0.02)	$0.00	$(0.38)	$(0.16)	$(2.79)

Diluted	$(0.02)	$0.00	$(0.38)	$(0.16)	$(2.79)

Weighted average number of shares
Basic	40,329,306	28,497,656	39,260,253	27,061,685	15,619,351

Diluted	40,329,306	33,752,060	39,260,253	27,061,685	15,619,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Promissory	Development
	Shares	Amount	Shares	Amount	Capital	Note	Stage	Total
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600
Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0
Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500
Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0
Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000
Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830
Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379
Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

Balance at December 31, 2011	0	0	28,613,984	2,861	31,902,890	—	(28,673,691)	3,232,060
Common stock and warrants issued for cash during 2012 at $1.10 per share, net of offering costs	0	0	9,489,436	949	9,270,421	0	0	9,271,370
Exercise of warrants	0	0	2,261,244	226	3,153,626	0	0	3,153,852
Reclassification of warrant liability upon exercise	0	0	0	0	1,944,688	0	0	1,944,688
Cashless exercise of warrants	0	0	275,757	28	(28)	0	0	0
Cashless exercise of stock options	0	0	450,779	45	(45)	0	0	0
Restricted stock vested	0	0	1,251	0	0	0	0	0
Stock based compensation	0	0	0	0	382,611	0	0	382,611
Exercise of stock options	0	0	20,000	2	20,498	0	0	20,500
Net loss	0	0	0	0	0	0	(14,978,879)	(14,978,879)

Balance at September 30, 2012	0	$0	41,112,451	$4,111	$46,674,661	—	$(43,652,570)	$3,026,202

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine	February 25,
	Months Ended	Months Ended	2004 (Inception)
	September 30	September 30	September 30
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(14,978,879)	($4,221,184)	($41,560,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,331	13,712	63,793
Interest accrued on promissory note	0	1,264	0
Change in fair value of warrant liability	5,018,224	(1,517,583)	4,404,209
Financing expense	368,524	0	368,524
Stock-based compensation	382,611	958,121	8,540,460
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:
Other assets	(501,714)	(240,585)	(670,583)
Accounts payable	91,421	77,636	1,225,012
Accrued liabilities	397,899	329,557	842,648

Net cash used in operating activities	(9,187,583)	(4,599,062)	(25,351,544)

Cash flows from investing activities:
Purchase of property and equipment	(5,668)	(65,108)	(151,532)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)

Net cash used in investing activities	(5,668)	(65,108)	(176,532)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,500	382,680	450,713
Proceeds from exercise of warrants	3,153,852	0	3,616,600
Payments on promissory note receivable	0	53,018	53,018
Proceeds from issuance of common stock and warrants net of offering costs	9,371,370	7,460,129	27,508,979
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	0	3,779,158
Proceeds from issuance of common stock	0	0	125,247

Net cash provided by financing activities	12,545,722	7,895,827	35,533,715

Increase in cash and cash equivalents	3,352,471	3,231,657	10,005,639
Cash and cash equivalents, beginning of period	6,653,168	5,319,776	0

Cash and cash equivalents, end of period	$10,005,639	$8,551,433	$10,005,639

Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0

Income taxes paid	$0	$0	$0

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$0	$0	$3,350,000

Redemption of preferred stock for repayment of promissory note	$0	$0	$3,350,000

Deemed dividend on redemption of preferred stock	$0	$0	$2,092,500

Warrant liability converted to additional paid-in capital	$1,944,688	$0	$1,944,688

Deposits used to acquire property and equipment	$35,882	$0	$35,882

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As of September 30, 2012, the Company is entering the 18th month of the Phase II trial for ICT-107. The Company expanded the trial and also received a Japanese patent relating to a technology for the treatment of brain cancer, for which the Company holds an exclusive worldwide license. The Company has also received FDA acceptance for an investigational new drug ICT-121. As a result, the Company has incurred operating losses and, as of September 30, 2012, the Company had an accumulated deficit of $43,652,570. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements at September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 and for the period February 25, 2004 (inception) to September 30, 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2011 have been derived from our audited financial statements as of that date.

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

Liquidity—As of September 30, 2012, the Company had working capital of $8,530,629, compared to working capital of $4,983,165 as of December 31, 2011. We believe that our existing cash balances, together with the estimated $19.3 million in offering proceeds, net of offering costs, from our October 2012 financing is sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents—The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. As of September 30, 2012 and December 31, 2011, the Company had $9,243,180 and $6,238,313, respectively, of certificates of deposit. The Company places its cash and cash equivalents with high credit quality financial institutions. However, from time to time such cash balances may be in excess of the FDIC insurance limit of $250,000. As of September 30, 2012 the Company had $512,459 of deposits that were in excess of the FDIC insurance limit.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line methods based on the estimated useful lives (generally three to five years) of the related assets. Computer and computer equipment are depreciated over three years. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. Repairs and maintenance costs are expensed as incurred.

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

Stock option grants issued prior to March 31, 2011 to employees and officers and directors were valued using the Black-Scholes pricing model. Stock option grants made subsequent to March 31, 2011 were valued using the binomial lattice simulation model. The following assumptions were used to value the grants:

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Risk-free interest rate	0.66%	1.53% to 2.43%
Expected dividend yield	None	None
Expected life	4.42 years	6.8 years
Expected volatility	64.7%	58.8% to 79.3%
Expected forfeitures	0%	0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $1.58 and $1.10, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2012, the Company had approximately 38.6 million shares of authorized but unissued common stock.

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

Basic and Diluted Loss per Common Share—Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 19,290,100 shares and 41,395,680 shares at September 30, 2012 and 2011, respectively.

Recently Issued Accounting Standards—In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 should be applied retroactively for interim and annual periods beginning after December 15, 2011. The Company has adopted the ASU as required. It had no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future condensed financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Computers	$19,033	$15,494
Research equipment	128,381	90,370

	147,414	105,864
Accumulated depreciation	(63,793)	(29,462)

	$83,621	$76,402

Depreciation expense was $11,443 and $5,696 for the three months ended September 30, 2012 and September 30, 2011, respectively. Depreciation expense was $34,331 and $13,712 for the nine months ended September 30, 2012 and September 30, 2011, respectively. Depreciation expense was $63,793 for the period from February 25, 2004 (date of inception) to September 30, 2012.

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

Effective September 1, 2012, the Company is finalizing a new agreement with Cedars-Sinai whereby Cedars-Sinai will provide research support for ICT-107 Phase III trial, ovarian antigen expression in support of ICT-140 and CD133 experiments in support of ICT-121. The terms of this agreement have not been finalized as yet; however, the Company expects the final contract price to be approximately $440,000.

5.	Commitments and Contingencies

Sponsored Research Agreements

In an effort to expand the Company’s intellection property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into two contract amendments. The first amendment occurred on January 20, 2011, whereby Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. On February 4, 2012, the second amendment was finalized. This second amendment extended the services to be provided by Aptiv and further increased the fees by $986,783. The second amendment also extended the term of the agreement to March 31, 2014. The total aggregate fee pursuant to the original agreement and the two modifications is $4,463,631. Additionally, the Company has increased the patient sample size and it expects to incur additional charges by Aptiv relative to the increase in patient volume. The incremental has not been finalized; however, the Company expects the incremental charge to be approximately $400,000. As of September 30, 2012, the Company’s remaining obligation under the existing commitment is approximately $1.5 million.

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

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor received a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement. On October 24, 2011, the Company increased Mr. Fractor’s monthly salary to $8,000 and the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.42 per share, with such options to vest in equal annual installments over a four-year term. On February 24, 2012, the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.90 per share, with such options to vest over a one-year term. During the quarter ended September 30, 2012, the Company increased Mr. Fractor’s monthly salary to $12,000.

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

Effective August 15, 2012, Dr. Yu agreed to serve as the Company’s interim Chief Executive Officer until such time as the Company is able to hire a permanent Chief Executive Officer. The Company and Dr. Yu agreed to increase Dr. Yu’s annual salary to $175,000.

Operating Lease

The Company leased its office space through June 30, 2013 at a monthly base rental of $4,410. Rent expense was approximately $14,000 and $10,000 for the three months ended September 30, 2012 and 2011 respectively. Rent expense was approximately $40,000 and $30,000 for the nine months ended September 30, 2012 and 2011 respectively.

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

In October 2012, the Company raised approximately $19.3 million (after commissions and offering expenses) from the sale of 10,000,000 shares of common stock and warrants to purchase 4,500,000 shares of common stock at an exercise price of $2.65 per share, to various investors in an underwritten public offering. (See “Subsequent Events” below)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. Options to purchase 3,329,154 common shares have been granted under the Plan and are outstanding as of September 30, 2012.

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

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2011	10,774,078	$1.07
Granted	477,500	3.08
Exercised	(689,000)	1.02
Forfeited or expired	(200,000)	2.25

Outstanding September 30, 2012	10,362,578	$1.15	4.3	$17,388,999

Vested or expected to vest at September 30, 2012	9,592,648	$1.03	4.0	$17,102,249

As of September 30, 2012, the total unrecognized compensation cost related to unvested stock options amounted to $797,270, which will be amortized over the weighted-average remaining requisite service period of approximately 13 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants have a term of 26 months from the date of issuance. As of September 30, 2012, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of September 30, 2012, warrants to purchase 1,207,137 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of September 30, 2012, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than $1.55. Since the January 2012, underwritten public offering provided for the sale of the Company’s common stock at a price of $1.10 per share, the exercise price of the February 2011 warrants was adjusted to $1.90 and the number of warrants outstanding increased to 3,337,849. As of September 30, 2012, warrants to purchase 2,779,019 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2012, warrants to purchase 3,595,539 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On September 30, 2012 the price per share of Company’s common stock was $2.81 per share compared to $1.36 per share at December 31, 2011 and $1.57 per share at September 30, 2011.

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at September 30, 2011, assumed (i) dividend yield 0%; (ii) expected volatility of 64%; (iii) risk free rate of 0.08% and (iv) expected term of .67 years. Based upon this model, the Company recorded a credit to other income of $346,608 and $165,648 for the three and nine months ended September 30, 2011 respectively. During the six months ended June 30, 2012, the remaining warrants were fully exercised; however, the Company recognized an expense of $45,570 as the Company revalued the warrants at the date of exercised. For the three and nine months ended September 30, 2012, the Company recorded a charge to other expense of nil and $745,500, respectively.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011 the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The binomial lattice simulation model used by the Company at September 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 75%; (iii) risk free rate of 0.21% and (iv) expected term of 1.67 years. Based upon this model, the Company recorded a credit to other income of $481,991 and $312,609 for the three and nine months ended September 30, 2011 respectively. As of September 30, 2012, the Company revalued the warrants assuming (i) dividend yield of 0%; (ii) expected volatility of 76%; (iii) risk free rate of 0.15% and (iv) expected term of 0.67 years. For the three months ended September 30, 2012, the Company recorded a credit to other income of $745,778 and for the nine months ended September 30, 2012, the company recorded a charge to other expense of $1,181,075. As of September 30, 2012, the carrying value of the warrant liability is $1,385,793.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011 the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at September 30, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 79%; (iii) risk free rate of 0.60% and (iv) expected term of 3.67 years. Based upon this model, the Company recorded a credit to other income of $434,700 and $383,400 for the three and nine months ended September 30, 2011 respectively. As of September 30, 2012, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 65%; (iii) risk free rate of 0.28% and (iv) expected term of 2.67 years. For the three months ended September 30, 2012, the Company recorded a credit to other income of $718,720 and for the nine months ended September 30, 2012 a charge to other expense of $732,530. As of September 30, 2012, the carrying value of the warrant liability is $1,192,880.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January financing, the exercise price of these warrants was reduced to $1.90 and the number of warrants outstanding was increased by 519,174 to 3,337,849. The Company recorded a charge to financing expense of $368,524 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. As of September 30, 2011, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 75%; (iii) risk free rate of 0.80% and (iv) expected term of 4.40 years. Based upon this model, the Company recorded a credit to other income of $1,023,179 and $655,926 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 66%; (iii) risk free rate of 0.37% and (iv) expected term of 3.40 years. For the three months ended September 30, 2012, the Company recorded a credit to other income of $1,313,003 and for the nine months ended September 30, 2012 a charge to other expense of $2,727,643. As of September 30, 2012, the carrying value of the warrant liability is $3,020,794.

The below table summarizes the warrant liability activity for the nine months ended September 30, 2012 and 2011. The loss included in earnings is reflective of several factors including the increase in the Company’s stock during the nine months ended September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
Beginning Balance, January 1	$2,157,408	$2,581,871
Issuance of warrants and effect of repricing	368,524	2,476,790
Exercise of warrants	(1,944,688)	—
(Gain) or loss included in earnings	5,018,224	(1,517,583)
Transfers in and/or out of Level 3	—	—

Ending Balance, September 30	$5,599,468	$3,541,078

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three and nine months ended September 30, 2012 and 2011.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of September 30, 2012, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2012	September 30, 2011
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	14%	-36%
Change in valuation allowance for deferred tax assets	26%	76%

Total	0%	0%

	September 30, 2012	December 31, 2011
Net operating loss carryforwards	$11,346,262	$8,274,061
Stock-based compensation	2,924,889	2,730,729
Less valuation allowance	(14,271,151)	(11,004,790)

Net deferred tax asset	$—	$—

As of September 30, 2012, the Company had federal and California income tax net operating loss carryforwards of approximately $29,201,000 and $28,961,000, respectively. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. The Company is in the process of evaluating whether such changes in ownership occurred, and its effect on the utilization of its loss carryforwards.

9.	Subsequent Events

Underwritten Public Offering

In October 2012, the Company raised approximately $19.3 million, net of offering expenses and commissions of approximately $1.8 million, from the sale of 10,000,000 shares of common stock and warrants to purchase 4,500,000 shares of common stock at an exercise price of $2.65 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The October 2012 warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants will be accounted for as equity.

Warrant exercises

Subsequent to September 30, 2012, certain warrant holders exercised 34,090 warrants for cash and the Company received $48,067.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for one of our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of September 30, 2012, we had an accumulated deficit of $43,652,570. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to September 30, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the nine months ended September 30, 2012 and 2011, we recorded an expense of $6,567,086 and $3,016,562, respectively, related to research and development activities.

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

Results of Operations

Three months ended September 30, 2012 and 2011

Revenues

We had no revenues during the three months ended September 30, 2012 and 2011. We do not expect to generate any operating revenues during 2012.

Expenses

General and administrative expenses for the three months ended September 30, 2012 and 2011 were $1,004,181 and $634,241, respectively. The increase in expenses reflects the expansion of our infrastructure during the latter half of 2011 including the hiring of additional personnel. Additionally, we incurred additional expenses in the areas of investor relations, travel, professional fees and listing fees for the NYSE MKT.

Research and development expenses for the three months ended September 30, 2012 and 2011 were $2,378,917 and $1,241,165, respectively. During the three months ended September 30, 2011, we enrolled a total of 39 patients in our ICT-107 Phase II clinical trial and had a total of 53 patients enrolled on a cumulative basis as of September 30, 2011. During the three months ended September 30, 2012, we completed our enrollment by enrolling 39 new patients thereby bringing the total number of patients enrolled to 278. During the three months ended September 30, 2012, we incurred certain expenses associated with the development of ICT-121, to treat solid tumors including glioblastoma multiforme and ICT-140, to treat ovarian cancer.

We had $45,330 of non-cash expenses during the three months ended September 30, 2012, consisting of $33,887 of stock based compensation and $11,443 of depreciation expense. During the three months ended September 30, 2012, we recorded $2,777,500 of other income related to the decrease in the fair value of our warrant liabilities. We had $329,979 of non-cash expenses for the three months ended September 30, 2011, consisting of $324,283 of stock based compensation and $5,696 of depreciation expense. During the three months ended September 30, 2011, we recorded $2,286,478 of other income related to the decrease in the fair value of our warrant liabilities.

Overall results

We incurred a net loss of $637,627 for the three months ended September 30, 2012, compared to net income of $87,912 during the same period of 2011. During the three months ended September 30, 2011, our overall results of operations benefited from $2,286,478 reduction in the warrant liability.

Nine months ended September 30, 2012 and 2011

Revenues

We had no revenues during the nine months ended September 30, 2012 and 2011. We do not expect to generate any operating revenues during 2012.

Expenses

General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $2,647,301 and $1,767,852, respectively. The increase in expenses reflects the expansion of our infrastructure during the latter half of 2011 including the hiring of additional personnel. Additionally, we incurred additional expenses in the areas of investor relations, travel, professional fees and listing fees for the NYSE MKT.

Research and development expenses for the nine months ended September 30, 2012 and 2011 were $6,567,086 and $3,016,562, respectively. During the nine months ended September 30, 2011, we enrolled a total of 53 patients in our ICT-107 Phase II clinical trial and had a total of 53 patients enrolled on a cumulative basis as of September 30, 2011. During the nine months ended September 30, 2012, we completed our enrollment by enrolling 39 new patients thereby bringing the total number of patients enrolled to 278. Additionally, during the nine months ended September 30, 2012 we brought two manufacturing facilities online and have a total of 25 Phase II trial clinical sites that are operational. During the three months ended September 30, 2012, we incurred certain expenses associated with the development of ICT-121, to treat solid tumors including glioblastoma multiforme and ICT-140, to treat ovarian cancer.

The warrants issued as part of the February 2011 financing contained a provision whereby the exercise price of those warrants, and the number of underlying warrants, would be adjusted in the event that we subsequently sold shares of our common stock at a price that was less than $1.55 per share. As part of the January 2012 financing, we sold shares of its common stock at a price that was less than $1.55 per share and the exercise price of the February 2011 warrants was decreased from $2.25 to $1.90 and the number of warrants outstanding was increased by 519,174. We recorded a non-cash financing expense charge of $368,524 during the nine months ended September 30, 2012 to account for the issuance of these additional warrants. There was no comparable charge during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, we incurred $5,435,166 of non-cash expenses, consisting of $382,611 of stock based compensation, $5,018,224 of change in fair value of warrant derivatives and $34,331 of depreciation expense. The change in fair value of warrant derivative is highly influenced by the price of our Company’s common stock as of September 30, 2012. As of September 30, 2012, the price of our common stock increased to $2.81 per share. During the nine months ended September 30, 2011, we incurred $971,833 of non-cash expenses consisting of $958,121 of stock based compensation and $13,712 of depreciation expense. During the nine months ended September 30, 2011, we recorded $1,517,583 of other income related to the decrease in the fair value of our warrant liabilities.

Loss

We incurred a net loss of $14,978,879 and $4,221,184 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $8,530,629, compared to working capital of $4,983,165 as of December 31, 2011.

The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances, plus the proceeds from our October 2012 underwritten public offering, will be sufficient to fund our operations for the next twelve months, although there is no assurance that such proceeds will be sufficient.

We do not have any bank credit lines. In October 2012, we completed an underwritten public offering in which we issued 10 million shares of our common stock at a price of $2.10 per share and five-year warrants to purchase 4.5 million shares of our common stock with an exercise price of $2.65 per share. We expect the net proceeds from this offering to be approximately $19.3 million. In January 2012, we completed a $9,271,370 underwritten public offering of 9,489,436 units at a price of $1.10 per unit. Each unit consists of one share of stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $1.41 per share. In February 2011, we completed an $8,090,644 private placement, before commissions and costs, of 5,219,768 units at a price of $1.55 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $2.25 per share. We may also in the future seek to obtain funding through strategic alliances with larger pharmaceutical or biomedical companies. We cannot be sure that we will be able to obtain any additional funding from either financings or alliances, or that the terms under which we may be able to obtain such funding will be beneficial to us. If we are unsuccessful or only partly successful in our efforts to secure additional financing, we may find it necessary to suspend or terminate some or all of our product development and other activities.

As of September 30, 2012, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

The following is a summary of our contractual obligations as of September 30, 2012:

		2013 to	2014 to	Beyond
	2012	2014	2015	2015
Unconditional purchase obligations	236,228	1,164,334	422,457	—
Operating lease obligation	13,230	26,460	—	—

Cash Flows

We used $9,187,583 of cash in our operations for the nine months ended September 30, 2012, compared to $4,599,062 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we greatly expanded our research and development activities, hired additional personnel, expanded our investor relations programs and obtained a listing on NYSE MKT. Additionally, we expanded our manufacturing activities, purchased the rights to key antigens and initiated efforts to expand our intellectual property portfolio. We also incurred greater non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $5,018,224. During the nine months ended September 30, 2012 we recognized non-cash expense of $5,018,224 related to the valuation adjustment to our warrant liabilities. Additionally, during the nine months ended September 30, 2012, we recorded a non-cash financing expense of $368,524 related to the issuance of additional warrants triggered by the January 2012 stock issuance.

We used $5,668 of cash from our investing activities for the nine months ended September 30, 2012 to acquire office equipment. During the nine months ended September 30, 2011, we purchased $65,108 of machinery to support our research and development activities.

During the nine months ended September 30, 2012, we received net proceeds of $9,371,370, from the issuance of common stock and warrants and we received $3,153,852 of proceeds from the exercise of warrants. During the nine months ended September, 2011, we received net proceeds of $7,460,129 from the issuance of common stock and warrants. Additionally, during the nine months ended September 30, 2011, we received $382,680 from the exercise of stock options and we received $53,018 from payments received on a promissory note receivable.

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

Risks Related To Our Business

We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we may never successfully develop any products or generate revenues.

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

Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of the current and any future clinical trials for our lead vaccine product candidate, ICT-107. We have only three full-time employees, including our Vice-President – Product Development and Manufacturing, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and monoclonal antibodies in particular. You must consider that we may not be able to:

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

•	apply for and obtain the necessary regulatory approvals from the FDA and the appropriate foreign regulatory agencies;

•

market our vaccine product candidates, our monoclonal antibody candidates or any future product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues; and

•	attract and retain, on acceptable terms, qualified technical, commercial and administrative staff for the continued development and growth of our business.

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

Because of the early stage of development of our vaccine product candidates, we do not know if we will be able to generate data that will support the filing of a biologics license or new drug application for these product candidates or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of these product candidates or the development of any of our other or future product candidates. Delays in clinical trials could reduce the commercial viability of our vaccine product candidates and any other or future product candidates. Delays in patient enrollment may be caused by a number of factors, including patient reluctance to participate in blinded trials where the patient is not assured of receiving the treatment being tested in the trial. Even if we successfully develop and gain regulatory approval for our products, we still may not generate sufficient or sustainable revenues or we may not become profitable, which could have a material adverse effect on our ability to continue our marketing and distribution efforts, research and development programs and operations.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates may require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. We have in the past experienced some difficulty in enrollment in our clinical trials due to the criteria specified for eligibility for these trials, and we may encounter these difficulties in our ongoing clinical trials for our product candidates.

Patient enrollment is affected by factors including:

•	design of the trial protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

Before we can market our vaccine product candidates or any other or future product candidates, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Our current product candidates and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products is high and, with the exception of Dendreon Corp.’s antigen presenting cell vaccine for the treatment of prostate cancer, no cancer stem cell or dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing.

The FDA may require pre-clinical work for our monoclonal antibody product candidates beyond what we currently plan to conduct, which could necessitate significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for these product candidates. The formulation of ICT-121 candidate needs to be completed. It has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

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

Failure to timely and successfully complete clinical trials, show that our products are safe and effective and timely file and receive approval of our biologics license application would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our partners may market the product or in the manner in which our product may be administered, which could significantly limit the commercial opportunity for such product.

Prior to granting product approval, the FDA must determine that our third party contractors’ manufacturing facilities meet current good manufacturing practice (GMP) requirements before we can use them in the commercial manufacture of our products. We and all of our contract manufacturers are required to comply with the applicable GMP current regulations. Manufacturers of biologics must also comply with the FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation sufficient to ensure the quality of the approved product.

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

Because our current and our other future potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, manufacturing, market acceptance, third-party reimbursement coverage and commercial potential of our product candidates.

The approaches offered by our current product candidates or any future product candidates may not gain broad acceptance among doctors or patients and governmental agencies or third-party medical insurers may not be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We have not yet manufactured our product on a commercial scale and may not be able to achieve manufacturing efficiencies relative to our competitors. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Certain of our cell-based vaccine product candidates may be formulated with cells harvested and processed from individual target patients, which could limit the total patient population for these vaccines and could require complex and costly manufacturing processes to produce these vaccines on a commercial basis. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our common stock. Finally, in order to have commercially viable markets for our products, we will need to obtain an adequate level of reimbursement by third party payors for our products.

The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, healthcare payers and others in the medical community.

Any product that we bring to market may not gain or maintain market acceptance by governmental purchasers, group purchasing organizations, physicians, patients, healthcare payors and others in the medical community. If any products that we develop do not achieve an adequate level of acceptance, we may not generate sufficient revenues to support continued commercialization of these products. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the perceived safety and efficacy of our products;

•	the prevalence and severity of any side effects;

•	our ability to gain access to the entire market through distributor arrangements;

•	the willingness of the target patient population to try new products and of physicians to prescribe our products;

•	the effectiveness of our marketing strategy and distribution support;

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our product candidates, particularly as compared to alternative treatments; and

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

Most of the companies with which we compete have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases, including brain cancers, which could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience and expertise in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that will or may compete with our current product candidates or other future potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than us, which could adversely affect our competitive position and business.

With the approvals of sipuleucel-T and ipilimumab, several major biopharmaceutical companies, including Roche/Genentech, Amgen, Novartis, GlaxoSmithKline, and Bristol-Myers Squibb, in addition to smaller biotechnology companies, such as Dendreon, Oncothyreon, Galena, Bavarian Nordic, and Immunovaccine, are developing cancer immunotherapies. A number of immunotherapy companies, including Northwest Biotherapeutics, Prima Biomed, and DCPrime, also utilize DCs for their therapeutic cancer vaccines.

Several companies are developing immunotherapies to treat newly diagnosed GBM. For example, Celldex is conducting a Phase III clinical trial for its EGFRvIII-targeted cancer vaccine, rindopepimut. Northwest Biotherapeutics is also conducting a Phase III study with DCVax, a DC-based tumor lysate vaccine. Agenus has completed enrollment of a Phase II clinical trial with its heat shock protein and tumor-derived peptide vaccine (HSPPC-96).

In addition to the previously mentioned companies developing cancer immunotherapies, there are also several pharmaceutical companies, including OncoMed, Verastem, Boston Biomedical (acquired by Dainippon), and Infinity Pharmaceuticals, that are pursuing drugs that target CSCs. Stemline Therapeutics is currently developing a peptide treatment, SL-701, for brain cancer.

A number of monoclonal antibodies are currently being marketed for the treatment of cancer, including Rituxan, Herceptin, Compath, Avastin, Erbitux, Vectibix, Zevalin, and Bexxar, and numerous other monoclonal antibody-based products are under development for the treatment of cancer. In the monoclonal antibody space, we will be directly competing against a several well-established biopharmaceutical companies, including as Roche/Genentech, Seattle Genetics, Bristol-Myers Squibb, Immunogen, and others. Several of these companies are also developing antibodies to treat lung, pancreatic, and colon cancer.

Colleges, universities, governmental agencies, and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may directly compete with our product candidates or any future product candidates. Governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. Domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

Our competitive position will be significantly impacted by the following factors, among others:

•	our ability to obtain FDA marketing approval for our product candidates on a timely basis;

•	the level of acceptance of our products by physicians, compared to those of competing products or therapies;

•	our ability to have our products manufactured on a commercial scale;

•	the effectiveness of sales and marketing efforts on behalf of our products;

•	our ability to meet demand for our products;

•	our ability to secure insurance reimbursement for our products candidates;

•	the price of our products relative to competing products or therapies;

•	our ability to recruit and retain appropriate management and scientific personnel; and

•	our ability to develop a commercial-scale research and development, manufacturing and marketing infrastructure, either on our own or with one or more future strategic partners.

The market success of our current product candidates and any future product candidates will be dependent in part upon third-party reimbursement policies that will not be established for our product candidates until we are closer to receiving approval to market.

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

A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed at the state and federal levels in recent years. These proposals have included prescription drug benefit legislation recently enacted in the United States and healthcare reform legislation recently enacted by certain states. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from any products that we may successfully develop.

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

We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board and Interim Chief Executive Officer. Except for our Vice President – Product Development and Manufacturing, and our Director, Business Development and Licensing, we do not have any full-time management personnel. We do not currently maintain key man life insurance on Dr. Yu. Dr. Yu can terminate his service to us at any time. The loss of the services of Dr. Yu would materially and adversely affect our business.

As we retain additional full-time senior personnel necessary to further our advanced development of product candidates, our expenses for salaries and related items will increase materially from current levels. Competition for such personnel is intense, and we may not be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan.

Risks Relating to our Financial Position and Operations

We have a history of operating losses. We expect to continue to incur losses for the near future, and we may never become profitable.

With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. We do not have any products that generate revenue from commercial product sales. Our operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present or future product candidates and maintain our operations. There can be no assurances that capital will be available to us when and if we require additional capital on terms that are acceptable to us or favorable to our existing stockholders, or at all.

As our product candidates advance in clinical development, we will require significant additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

•	the need to conduct larger, more expensive and longer clinical trials to obtain the data necessary for submission for product approval to regulatory agencies;

•	the capability to manufacture product at the scale and quantities required to meet regulatory approval requirements and the development and commercial requirements for the product;

•	the costs to obtain qualified commercial development of infrastructure and activities related to the commercialization of our products;

•	the rate of progress and cost of our research and development and clinical trial activities; and

•	the introduction into the marketplace of competing products and other adverse market developments.

We currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

We may seek Small Business Innovation Research or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. Except for one grant awarded under a federal tax credit/grant program for pharmaceutical research and development companies in 2010 and one grant application submitted under the Orphan Drug Act that was denied, we have not yet submitted any requests for these grants, the competition for obtaining these grants is intense and we may be unable to secure any grant funding on a timely basis or at all.

We are required to pay certain royalties under our license agreements with third party licensors, and we must meet certain milestones to maintain our license rights.

Under our license agreements with academic institutions generally, including our Cedars-Sinai license for ICT-107, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing the technologies and products licensed from the institution, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our vaccine product candidates and in the raising of funding. In addition, many of these agreements contain diligence milestones and we may not be successful in meeting all of the milestones in the future on a timely basis or at all. We will need to outsource and rely on third parties for many aspects of the clinical development, manufacture, sales and marketing of our products covered under our license agreements, including the Cedars-Sinai license for ICT-107. Delay or failure by these third parties could adversely affect the continuation of our license agreements with their party licensors.

Our June 2010 offering of securities may be considered an offering of “penny stock” and as a result we may have been an “ineligible issuer” in connection with our January 2012 offering of securities. If required marketing restrictions were not followed in connection with such offering, then we may subject to potential SEC enforcement action or a right of rescission for the purchasers.

In June 2010, we sold 4,230,910 shares of common stock and warrants at a price of $1.00 per share, net of offering costs. Since our common stock was not listed on a national securities exchange and we did not meet other criteria exempting the classification of our sale as a penny stock, we may be deemed to have participated in a penny stock offering and would therefore be deemed an “ineligible issuer” for three years following this offering. “Ineligible issuers” are subject to certain restrictions with respect to marketing activities, such as the use of electronic roadshows.

In January 2012, we sold units to purchase 9,489,436 shares of common stock and 4,744,718 warrants to purchase shares of common stock at a price per unit of $1.10. If we were deemed to be an ineligible issuer at the time of such offering, and if such offering was not conducted in accordance with the applicable securities laws, we may be subject to possible enforcement action from the SEC, or the purchasers in that offering may have a right of rescission with respect to their purchase of those securities.

Risks Relating to Reliance on Third Parties

We outsource almost all of our operational and development activities, and if any party to which we have outsourced certain essential functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates could be delayed or terminated.

We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates or any future product candidates. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure, including our network of leukapheresis providers and physician and patient call center. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of ICT-107, our lead product candidate, is conducted by our management team but all activities are the responsibility of third party vendors.

If a clinical research organization, or CRO, that we utilize is unable to allocate sufficient qualified personnel to our studies in a timely manner or if the work performed by it does not fully satisfy the requirements of the FDA or other regulatory agencies, we may encounter substantial delays and increased costs in completing our development efforts. Likewise, if a third party producing humanized forms of or manufacturing our monoclonal antibody product candidates or a supplier of the raw materials or released product for our clinical trials is unable to meet our time schedules or cost estimates, the timing and costs of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our current product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own. If we rely on only one source for the manufacture of the clinical or commercial supplies of any of our product candidates or products, any production problems or supply constraints with that manufacturer could adversely impact the development or commercialization of that product candidate or product.

If we or our contractors or service providers fail to comply with regulatory laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our product candidates and any other or future product candidates and may harm our reputation.

If we or our manufacturers or other third party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The mode of administration may make the product may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee; which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee for a clinical trial established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current product candidates or any future product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our vaccine product candidates or any other or future product candidates, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. We will need to rely on a firm with expertise in producing a humanized form of our monoclonal antibody product candidates. Our business model calls for the outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. We currently are seeking a partner or licensee to be responsible for the early stage development of our monoclonal antibody product candidates. Since we do not have any significant efficacy data for these product candidates, it will be more difficult for us to obtain partners or licensees on attractive terms or at all at this stage. Accordingly, at the appropriate time, we will seek to enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product is delayed or sales of an approved product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

Risks Relating to our Intellectual Property

Our patents and maintenance of trade secrets may not protect the proprietorship of our products, impairing our competitive position, and our business, financial condition and results of operations could be adversely affected.

Our ability to compete successfully will depend significantly on our ability to obtain patent coverage for our products throughout their product lifetimes, defend patents that may have issued, protect trade secrets and operate without infringing the proprietary rights of others or others infringing on our proprietary rights. Although Cedars-Sinai as our licensor has filed applications relative to a number of aspects of our cancer vaccine technology, we are responsible going forward to prosecute these patent applications. The patent situation in the fields of cancer vaccine technology and monoclonal antibody and stem cell technologies is highly uncertain and involves complex legal and scientific questions.

The U.S. Patent and Trademark Office issued patents covering ICT-107 and certain other aspects of our cancer vaccine technology which we first licensed from Cedars-Sinai in 2006. We also have filed a U.S. provisional patent application and an international application covering our cancer stem cell vaccine product candidate, ICT-121. There is no assurance, however, that any patent will issue from this provisional patent application in the United States or any foreign jurisdiction. Moreover, the patents licensed from Cedars-Sinai and any patent that may issue to us in the future may be challenged, invalidated or circumvented by others.

Even if we have or are subsequently able to obtain patent protection for our vaccine product candidates or any of our other or future product candidates, there is no guarantee that the coverage of these patents or the existing patents we own covering our monoclonal antibody based technology will be sufficiently broad to protect us from competitors with the same or similar technologies, or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. We may not hold or be able to obtain all of the proprietary rights to certain patents, process patents, and use patents that may be owned or controlled by third parties. As a result, we may be required to obtain additional licenses under third party patents to market certain of our potential products. If licenses are not available to us on acceptable terms, or at all, we may not be able to market these products or we may be required to delay marketing until the expiration of such patents. Protecting our intellectual property rights may also consume significant management time and resources.

Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves as our Interim Chief Executive Officer and Chairman of the Board, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights. We acquired our monoclonal antibody related technology from Molecular Discoveries, but third parties who previously employed that company’s lead scientist could potentially assert ownership claims to the technology. We do not have any issued patents or patent applications covering DIAAD and may not be able to protect this technology through any trade secrets that we may hold or future patents, if any, that we may seek to obtain.

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

The manufacture, offer for sale, use or sale of our current product candidates or any future product candidates may infringe on the patent rights of others, and we may be forced to take additional licenses, or litigate if an intellectual property dispute arises.

Should third parties patent specific cells, systems, receptors, monoclonal antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and monoclonal antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or monoclonal antibody based technologies and that licensing and cross-licensing of these rights among various competitors may arise. Specifically, our dendritic cell-based vaccine product candidate utilizes six antigens for which we may be required to obtain licenses from one or more other parties before we can commercialize this product candidate. We may not be able to obtain all of the licenses that we may need on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate or delay its development or commercialization until the expiration of third party patent rights.

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

Risks Related our Common Stock

Our stock price may be volatile, and your investment in our common stock could decline in value.

The market prices for our common stock and the securities of other development state pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. If the market price of our common stock declines, the per share value of the common stock you purchase will decline. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

the progress and success of clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us or our collaborative partners or licensees;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	selling by large stockholders;

•	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents by our competitors or us;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	manufacturing or supply disruptions at our contract manufacturers, or failure by our contract manufacturers to obtain or maintain approval of the FDA or comparable regulatory authorities;

•	litigation or arbitration;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

Furthermore, during the last few years, the stock markets have experienced extreme price and volume fluctuations and the market prices of some equity securities continue to be volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline.

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.

If we fail to adhere to the strict listing requirements of the NYSE MKT LLC, we may be subject to delisting. As a result, our stock price may decline and our common stock may be delisted. If our stock were no longer listed on the NYSE MKT, the liquidity of our securities likely would be impaired.

Our common stock currently trades on the NYSE MKT under the symbol “IMUC.” If we fail to adhere to the NYSE MKT LLC’s strict listing criteria, our stock may be delisted. This could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on the NYSE MKT.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of September 30, 2012, our directors and executive officers, including Dr. John Yu, beneficially owned approximately 19% of our outstanding common stock. Dr. Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name himself plus two of our directors, may be able to direct the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

We also may choose in the future to enter into agreements with one or more investors in which we would agree to change the size or composition of our board of directors.

The decisions of these stockholders or any investor — designated directors may conflict with our interests or those of our other stockholders.

Potential conflicts of interest could arise for certain members of our management team in the performance of their services for us.

Dr. John Yu, our Chairman of the Board and Interim Chief Executive Officer, and Dr. Keith Black, the Chairman of our Scientific Advisory Board, are full-time employees of Cedars-Sinai, which owns shares of our common stock and where we previously conducted and plan to conduct future research and development work, including clinical trials of our vaccine product candidates. Potential conflicts of interest could arise as a result, including for Dr. Yu and Dr. Black in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Dr. Yu and other scientists associated with Dr. Yu at Cedars-Sinai may perform research in the field of brain tumors that is sponsored by other third parties. We will not acquire any interest in the intellectual property generated by this research, including several clinical trials with dendritic cell-based vaccines that have been completed or are planned to be initiated. These studies may compete for patients to be enrolled in our current or future clinical trials.

Substantial sales of our common stock could cause our common stock price to fall.

As of September 30, 2012, we had 41,112,451 shares of common stock outstanding and another 19,502,300 shares of common stock issuable upon exercise of options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. In addition, in October 2012 we issued 10,000,000 shares and warrants to purchase 4,500,000 shares of common stock in a public offering. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011; (2) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to September 30, 2012; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to September 30, 2012; (4) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to September 30, 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101(a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2012	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Dr. John Yu
	Name:	Dr. John Yu
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED September 30, 2012

Exhibit No.	Description

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q of ImmunoCellular Therapeutics, Ltd. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011; (2) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to September 30, 2012; (3) Condensed Statements of Shareholders’ Equity for the period from 2004 to September 30, 2012; (4) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from February 25, 2004 (inception) to September 30, 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.