Form 10-K
period 2012-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2013-03-11
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 033-17264-NY

IMMUNOCELLULAR THERAPEUTICS, LTD.

(Exact name of registrant as specified in its charter)

Delaware	93-1301885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21900 Burbank Boulevard, 3rd Floor Woodland Hills, California	91367
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (818) 992-2907

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NYSE MKT

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $151,544,220.

There were 51,536,201 shares of the registrant’s common stock outstanding on March 1, 2013.

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

ImmunoCellular Therapeutics, Ltd. is a clinical-stage biotechnology company that is developing immune-based therapies for the treatment of cancers, such as brain, ovarian and other solid tumors. Immunotherapy is an emerging approach to treating cancer in which a patient’s own immune system is stimulated to target tumor antigens, which are molecular signals that the immune system uses to identify foreign bodies. Unlike many other cancer immunotherapies, which only target a single cancer antigen, our technology can elicit an immune response against several antigens. Our cancer immunotherapies are also distinguished by the fact that they target cancer stem cells (CSCs), which are the primary drivers of tumor growth and disease recurrence. Our most advanced product candidate is in Phase II development, and we have a portfolio of potential therapeutic immunotherapies using our proprietary approach to treating cancer.

ICT-107, the lead pipeline product, is a Phase II therapeutic dendritic cell (DC) vaccine for the treatment of glioblastoma multiforme (GBM), the most common and lethal type of brain cancer. ICT-107 is designed to activate a patient’s immune system to target six different tumor-associated antigens. The company is currently conducting a Phase IIb, double-blind, placebo-controlled, 2:1 randomized, multicenter clinical trial to evaluate the safety and efficacy of ICT-107 in patients with newly diagnosed GBM. From January 2011 until September 2012, the clinical study enrolled 278 patients at 25 centers throughout the U.S. and 124 patients have been randomized. We anticipate interim results for safety and futility in the second quarter of 2013 and final results near the end of 2013.

Results from a single-center, uncontrolled Phase I trial with ICT-107 in 16 newly diagnosed GBM patients were very encouraging: median progression free survival (PFS) was 16.9 months, and median overall survival (OS) was 38.4 months. In comparison, the historic median PFS and OS for the current standard of care in newly diagnosed GBM patients (radiation and chemotherapy) are only 6.9 months and 14.6 months, respectively. Of the 16 patients, five continue to survive free of cancer—all five of these patients for more than four years and three of these five patients for more than five years. Less than 10% of newly diagnosed GBM patients treated with only radiation and chemotherapy typically survive more than five years. The initial Phase I ICT-107 results appear encouraging, but larger, well-controlled clinical trials will be required to obtain regulatory approval, in particular compared against approved competitive products and other products further along in development that may be approved prior to the time that the company initiates trials sufficient to support regulatory approval.

In addition to ICT-107, the company is also developing other therapeutic DC vaccines: ICT-140 for ovarian cancer and ICT-121 for recurrent GBM. ICT-140 targets seven tumor-associated antigens expressed on ovarian cancer cells. Some of the antigens utilized in ICT-140 were also used in ICT-107. We filed an investigational new drug (IND) application for ICT-140 at the end of 2012 and the IND was allowed by the FDA in January 2013. We expect to begin screening patients for this Phase 2a trial during the second half of 2013. ICT-121 specifically targets CD133, a CSC marker that is overexpressed in a wide variety of solid tumors, including ovarian, pancreatic, and breast cancers. We plan to initiate a Phase I trial for recurrent GBM patients in the second quarter of 2013 and possibly for other solid tumors in the future.

Compared to other cell-based immunotherapies, such as sipuleucel-T (Provenge) from Dendreon, our DC vaccines can be manufactured at a much lower expense. The cost of goods is expected to be in the range of complex biologics like antibodies. Moreover, our current estimates of competitive advantage in cost of goods against other immunotherapies may change by the time ICT-107 obtains regulatory approval, which could negatively impact our current, favorable cost of goods estimates. Also, our DCs can be stored in liquid nitrogen and administered via intradermal injection, which is much more convenient for both physician and patient than intravenous infusion of sipuleucel-T.

While the company has a promising technology portfolio as well as potential clinical candidates, we do not currently anticipate that the company will derive any revenues from either product sales or licensing in the foreseeable future. The company has financed the majority of its prior operations through the sales of securities, including an underwritten public offering completed in January 2012 that generated $9.3 million of net proceeds and an underwritten public offering completed in October 2012 that generated $19.3 million of net proceeds. During 2012, the Company received approximately $3.2 million from the exercise of warrants.

The estimated cost of completing the development of any of the current or potential immunotherapy candidates will require the company to raise additional capital or enter into collaboration agreements with third parties. There are no assurances that the company will be able to obtain any additional funding, or if such funding is available, that the terms will be favorable. In addition, collaborations with third parties may not be available to us and may require us to surrender rights to many of our products, which may reduce the potential share of returns in any licensed products. If we are unable to raise sufficient capital, we will not be able to further develop our products and product candidates.

Company Information

We filed our original Certificate of Incorporation with the Secretary of State of Delaware on March 20, 1987 under the name Redwing Capital Corp. On June 16, 1989, we changed our name to Patco Industries, Ltd. and conducted an unrelated business under that name until 1994. On January 30, 2006, we amended our Certificate of Incorporation to change our name to Optical Molecular Imaging, Inc. in connection with our merger on January 31, 2006 with Spectral Molecular Imaging, Inc. On November 2, 2006, we amended our Certificate of Incorporation to change our name to ImmunoCellular Therapeutics, Ltd. to reflect the disposition of our Spectral Molecular Imaging subsidiary and the acquisition of our cellular-based technology from Cedars-Sinai.

Our principal executive offices are located at 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367, and our telephone number at that address is (818) 992-2907.

Technology and Potential Products

The table below summarizes the status of our ICT-107, ICT-121, and ICT-140 product candidates and other technologies:

PRODUCT CANDIDATE	TARGET INDICATION	STATUS

Active Immunotherapies

ICT-107 (DC-based vaccine targeting CSCs and cancer antigens)	Newly diagnosed GBM	Phase IIb ongoing

ICT-121 (DC-based vaccine targeting CD133+ CSCs)	Recurrent GBM and other solid tumor cancers	Phase I pending

ICT-140 (DC-based vaccine targeting CSCs and cancer antigens)	Recurrent ovarian cancer	Phase IIa pending

Cancer is caused by abnormal cells that grow in an uncontrolled manner. These cells proliferate and metastasize throughout the body causing tumors that can result in organ failure and death. Unfortunately, conventional cancer treatments, such as surgery, radiation, and chemotherapy, have limited therapeutic benefit and significant undesirable side effects. Our approach is to develop cancer therapies that activate the body’s immune system response to fight cancer. The U.S. Food and Drug Administration (FDA)-approved cancer immunotherapies, such as sipuleucel-T and ipilimumab, have been shown to improve patient survival where conventional therapies failed.

We believe our approach of targeting multiple tumor-associated antigens, as well as CSCs, is critical for developing clinically effective drugs. Cancer is a complex disease often characterized by several cellular abnormalities. Targeting multiple cancer antigens not only increases the likelihood of an effective treatment, but can also prevent tumor escape mechanisms that are sometimes observed with single-targeted therapies.

Solid tumors commonly consist of different types of cancer cells. CSCs are a subset of cancerous cells, typically representing less than 5% of all cells in a tumor. They are believed to be responsible for growth and recurrence of primary and metastatic tumors. Like normal stem cells, CSCs have the ability to self-renew and make differentiated daughter cells. But, unlike normal stem cells, CSCs no longer have the ability to regulate their own growth. Scientists have shown that CSCs are resistant to radiation and chemotherapy. Thus, conventional therapies can eliminate most of the bulk tumor, but since the CSCs are not destroyed, the tumor can regrow after treatment. Complete eradication of the entire tumor mass requires elimination of the CSCs.

Active Immunotherapy

DCs are cells responsible for antigen processing and presentation to the immune system and play a central role in the body’s immune response. They act as first responders that initiate a T cell response to fight infections or foreign bodies. DCs do this by recognizing, processing and presenting foreign antigens to the T cells. Thus, they are powerful potentiators of acquired immunity through an effective presentation of the cancer antigens to T cells, which subsequently mediate the killing of cancer cells. The goal of DC-based vaccines is to (i) make use of and enhance the DC’s ability to trigger a T cell response and (ii) stimulate DCs to focus the T cell response to specifically target and destroy cancer cells.

DCs normally do not target malignant tumors, since they do not recognize the tumor as a foreign body that needs to be eliminated. Also, they are typically not present in sufficient numbers to permit an adequately potent immune response to fight cancer. DC therapy typically involves harvesting peripheral blood mononuclear cells (PBMCs) from a patient, culturing them and processing them in a laboratory to produce a sufficient number of highly potent DCs. The DCs are then cultured with tumor-associated antigens and injected back into the patient, where they can signal T cells to seek out and destroy cancer cells that express the tumor-associated antigens.

Sipuleucel-T was the first cell-based cancer immunotherapy to be approved by the FDA. The prostate cancer vaccine utilizes the patient’s antigen presenting cells (APCs) to target a single tumor antigen known as prostatic acid phosphatase. A randomized Phase III trial showed that sipuleucel-T was safe and extended the median overall survival of metastatic castrate-resistant prostate cancer patients by four months.

Manufacturing and logistical costs associated with sipuleucel-T have limited the drug’s commercial viability. Manufacturing is relatively inefficient as only about 25% of the final product actually consists of APCs. The APCs cannot be stored and must be administered within 18 hours. Also, patients must undergo three apheresis procedures every two weeks to harvest enough cells to manufacture three doses of sipuleucel-T. According to Dendreon, the margins associated with sipuleucel-T are less than 50%, although that may improve as manufacturing becomes more efficient over time.

In contrast, our DC technology overcomes many of sipuleucel-T’s shortcomings. As much as 90% of our final manufacturing product is DCs, which can stimulate a much stronger immune response than APCs. We have optimized manufacturing to produce at least 20 doses per patient, so patients only need to undergo a single apheresis procedure. The DCs can be stored, eliminating the need to ship the product back to patients within 18 hours. Also, DCs can be administered more conveniently by intradermal injection versus intravenous infusion for sipuleucel-T. As a result of technological improvements, the margins for our DC vaccines will probably be comparable to currently marketed biologics.

Product Candidates

ICT-107

The American Cancer Society (ACS) estimates that about 23,130 malignant tumors of the brain and spinal cord will be diagnosed in the US in 2013. GBM is the most prevalent and aggressive form of brain cancer. Over 10,000 new patients are diagnosed with GBM in the US each year. Despite advances in surgery, radiation, and chemotherapy, recurrence is almost a certainty, occurring on average within 6.9 months. The median survival time for newly diagnosed GBM patients is only 14.6 months, and fewer than 10% of these patients live more than five years.

ICT-107 is a DC vaccine that targets six different tumor-associated antigens that are found on patients’ tumor cells; four of the six antigens are highly expressed on CSCs. The therapeutic vaccine is used subsequent to conventional therapy or concomitantly with chemotherapy in patients with newly diagnosed GBM. Results from a Phase I clinical trial at Cedars-Sinai showed that ICT-107 was well tolerated, with no significant adverse events reported. Of the 16 newly diagnosed patients treated with ICT-107, seven continue to survive. Of these seven patients who are still alive, five remain completely free of disease after four years, including three patients who have been free of disease for more than five years. The median PFS in the 16 newly diagnosed patients enrolled in the trial was 16.9 months, and median OS was 38.4 months—a two-year improvement compared to historical standard of care.

In January 2011, we commenced a randomized, placebo-controlled, double-blind, multicenter Phase IIb trial of ICT-107 in newly diagnosed GBM patients. Enrollment of 278 patients at 25 centers throughout the U.S. was completed in September 2012. An interim analysis to determine safety and futility is planned when 32 deaths have occurred. We believe interim results will be available in the second quarter of 2013. Final results from the Phase IIb study will be available once 64 deaths have occurred. Final results are projected to be available around the end of 2013.

In June 2010, ICT-107 was granted Orphan Drug status by the FDA, making the product candidate eligible, under certain circumstances, for marketing exclusivity and other potential benefits.

On September 1, 2010, we entered into a Master Services Agreement (MSA) with Aptiv Solutions (formerly Averion International Corp.), a clinical research organization. Under the MSA, Aptiv Solutions provides us with clinical trial support services in connection with and over the course of our Phase IIb clinical trial for ICT-107, including overseeing enrollment of patients and execution. The MSA, which may be terminated by us at any time, provides for a limit of approximately $5.0 million on the fees that we will be obligated to pay if all of the planned services are actually provided.

In January 2011, we entered into a sponsored research and vaccine production agreement with the University of Pennsylvania, which had helped us optimize the formulation of ICT-107 that we are using in the Phase IIb trial. The University of Pennsylvania is assisting us in the Good Manufacturing Practice (GMP) production of ICT-107 for the Phase IIb trial. In October 2011, we entered into an agreement with Progenitor Cell Therapy, LLC to serve as a second manufacturer of ICT-107 for the Phase IIb study.

ICT-140

The ACS estimated that in the U.S., about 22,280 women received a new diagnosis of ovarian cancer and about 15,500 will die from ovarian cancer in 2012. Ovarian cancer is the ninth most common cancer among women, excluding non-melanoma skin cancers. It ranks fifth in cancer deaths among women, accounting for more deaths than any other cancer of the female reproductive system. Ovarian cancer accounts for about 3% of all cancers in women, and the lifetime risk is approximately 1.5%. Women with a mutated BRCA1 gene carry a risk between 35% and 70%, and women with a mutated BRCA2 gene carry a risk between 10% and 30%.

Ovarian cancer usually spreads via local shedding into the peritoneal cavity followed by implantation on the peritoneum and via local invasion of bowel and bladder. The incidence of positive nodes at primary surgery has been reported to be as much as 24% in patients with stage I disease, 50% in patients with stage II disease, 74% in patients with stage III disease and 73% in patients with stage IV disease. The five-year survival rate for all stages of ovarian cancer is approximately 46%. For cases where a diagnosis is made early in the disease, when the cancer is still confined to the primary site, the five-year survival rate is 94%. However, only 15% of all ovarian cancers are found at this early stage.

Many ovarian cancers are spontaneously invaded by T cells, and patients whose tumors have tumor-infiltrating T cells survive longer. Therefore, cancer immunotherapies may improve the survival rate of patients with ovarian cancer.

ICT-140 is a DC vaccine that targets seven different ovarian cancer antigens. Some of the antigens included in ICT-140 are the same as in ICT-107. We filed an IND for ICT-140 at the end of 2012, the FDA allowed the IND in January 2013 and we anticipate initiating a multicenter Phase IIa clinical trial in the second half of 2013.

ICT-121

Dr. John Yu and his research team have discovered antigen peptides that can elicit a T cell immune response against CD133, a marker that is commonly present on CSCs. CD133-positive CSCs have been identified in a number of different cancers, including gliomas, colon cancer and pancreatic cancer.

ICT-121 is a DC vaccine that targets CD133 antigens; it has the potential to be a universal cancer vaccine because CD133 is widely expressed on CSCs from a majority of cancers. We plan to initiate a physician-sponsored Phase I clinical trial at Cedars-Sinai with ICT-121 in the second quarter of 2013. The open-label, nonrandomized study is expected to treat approximately 20 patients with recurrent GBM following tumor resection.

ICT-109

We acquired from Molecular Discoveries several monoclonal antibodies that have shown in vitro activity against SCLC cells.

SCLC is the most aggressive form of lung cancer associated with cigarette smoking; cases are estimated to constitute about 10% to 15% of all lung cancer cases. The ACS estimates that 228,190 new lung cancer cases, as well as 159,480 deaths, will occur in the U.S. in 2013. Early diagnosis of SCLC is very difficult, and consequently, the vast majority of patients manifest an established cancer with metastasis at the time of diagnosis. The survival rate is significantly higher when the disease is still localized, but only 16% of lung cancers are diagnosed at this early stage according to the ACS. Thus, the creation of new screening, monitoring and diagnostic tests for early detection and disease follow-up of SCLC may save many lives and prolong the survival of patients.

In collaboration with George Mason University, or GMU, we completed a pilot study evaluating the cancer detection abilities of one of our monoclonal antibody product candidates, ICT-109. Data from this small study demonstrated that ICT-109 had a statistically significant ability to discriminate between cancerous and non-cancerous samples, suggesting the potential to detect pancreatic and lung cancer in plasma and serum study sets. Researchers at GMU investigated the ability of ICT-109 to detect pancreatic and lung cancer by binding specifically to glycosylated epitopes of CEA-CAM6 and CEA-CAM5, two common markers that are over-expressed in a majority of cancers. We believe that these early results are promising for potential future development of this molecule.

DIAAD

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

DIAAD enhances the antibody response of laboratory animals to disease-specific antigens. DIAAD focuses the immune response on the tumor antigens by first eliminating the immune response directed against antigens on normal cells. This is done by a process immunologists call tolerization, which is followed by immunizing the tolerized animals with specific cancer cells. This directs the immune response towards only those antigens that are present on cancer cells, but not on normal cells. Our current DIAAD product candidates are at a pre-clinical stage of development and will require further development before an IND can be potentially filed for human testing. We intend to seek potential partners or licensees to undertake this development work.

In June 2011, we entered into an agreement with BioWa, Inc., a wholly-owned subsidiary of Kyowa Hakko Kirin Co., Ltd., under which BioWa provided us with access to BioWa’s patented POTELLIGENT® technology platform for the development of antibody-dependent cellular cytotoxicity-enhanced antibodies, and, in turn, BioWa received a non-exclusive license to our DIAAD technology. Caerus Discovery LLC, a biotechnology company using proprietary methods for drug target discovery and antibody development, was launched with program support from BioWa and with certain antibody technologies from us. As part of this transaction, we received an approximately 19% equity interest in Caerus Discovery.

Intellectual Property Agreements

Cedars-Sinai Agreements

In November 2006, we entered into a license agreement with Cedars-Sinai under which we acquired an exclusive, worldwide license to technology for use as cellular therapies, including DC-based vaccines for neurological disorders, which include brain tumors, neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications, and the term of the license will be until the last to expire of any patents that are issued covering this technology. We issued Cedars-Sinai 694,000 shares of our common stock and paid Cedars-Sinai $62,000 upon entry into the agreement. We will be required to pay to Cedars-Sinai additional specified milestone payments when we initiate patient enrollment in our first Phase III clinical trial for our first product and when we receive FDA marketing approval for our first product. If both of these milestones are met, the required milestone payments will total $1,250,000.

In June 2008, through an amendment to our original license agreement with Cedars-Sinai, we licensed an additional CSC vaccine technology in consideration for 100,000 shares of our common stock.

We have agreed to pay Cedars-Sinai a mid-single digit percentage of our gross revenues from sales of products and of all of our sublicensing income based on the licensed technology. To maintain our rights to the licensed technology, we must meet certain development and funding milestones.

In September 2010, we entered into a sponsored research agreement with Cedars-Sinai under which Cedars-Sinai will provide services to us in developing standard operating procedures for DC vaccine preparations at a total cost of up to $446,000. This agreement concluded in September 2012.

Molecular Discoveries Agreement

In February 2008, we entered into an agreement with Molecular Discoveries to acquire certain mAb-related technology owned by Molecular Discoveries. In connection with this acquisition, we retained Dr. Cohava Gelber, a key inventor of the Molecular Discoveries technology, as a consultant to assist us in further developing the acquired technology. The consulting agreement with Dr. Gelber expired in August 2009.

Our acquisition under the Molecular Discoveries agreement consisted of (i) the DIAAD platform technology for the potentially rapid discovery of mAbs to detect and treat cancer and other chronic diseases and (ii) certain mAb candidates for the potential detection and treatment of multiple myeloma, small-cell lung, pancreatic and ovarian cancers. The consideration that we paid for the acquired technology consisted of (i) the issuance of 800,000 shares of our common stock to Molecular Discoveries and (ii) our reimbursement to Molecular Discoveries or its managing member of $250,000 of previously incurred patent expenses.

University of Pennsylvania Licensing Agreement

In February 2012, we entered into a license agreement with the University of Pennsylvania, pursuant to which we acquired an exclusive, worldwide license relating to technology for the production, use and cryopreservation of high-activity DC cancer vaccines, including ICT-107. The license covers the application of this technology to the development of therapeutics for all indications except breast cancer and ductal carcinoma in situ, and the term of the license will be until the later of the expiration or abandonment of the last patent included within the license and 10 years after the first sale of a product using the licensed technology. Pursuant to this license agreement, we paid an upfront licensing fee and will be obligated to pay annual license maintenance fees. In addition, we have agreed to make payments upon completion of specified milestones and to pay royalties of a specified percentage on net sales, subject to a specified minimum royalty, and sublicensing fees.

The Johns Hopkins University Licensing Agreement

In February 2012, we entered into a license agreement with The Johns Hopkins University (JHU), pursuant to which we received an exclusive, worldwide license to JHU’s rights in and to certain technology related to mesothelin-specific cancer immunotherapies. The license covers the application of this technology for all mesothelin peptide-based vaccines for cancer treatment and prevention, except bacteria-based, viral vector-based and nucleic acid-based vaccines. Unless earlier terminated, the term of the license extends in each country until the later of the expiration of the last patent related to the licensed technology in that country or ten years after the effective date of the license agreement. In order to maintain our license rights under the license agreement, we are required to meet certain diligence milestones and timelines.

Pursuant to the license agreement, we paid an upfront licensing fee, in cash and shares of common stock. We are obligated to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales and sublicensing payments as well as annual minimum royalties. We will also be responsible for reimbursing JHU for reasonable costs associated with the preparation, filing, maintenance and prosecution of the technology subject to the license.

Intellectual Property

The Company believes it owns or has rights to at least 26 patents and patent applications, with at least 13 patents issued or allowed, and more than 13 applications in prosecution. These patents and patent applications include, with respect to ICT-107, claims covering methods of use and the manufacturing process, claims with respect to the use of DCs with chemotherapy for neural cancers and immunotherapy targeting IL13Ra2 and CD133.

Competition

The biopharmaceutical industry is characterized by intense competition and significant technological advancements. Many companies, research institutions, and universities are conducting research and development in a number of areas similar to those that we focus on. The development of new products could compete with and be superior to our product candidates.

Many of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. A number of these companies may have or may develop technologies for products that could be superior to ours. We expect technological developments in the biopharmaceutical and related fields to occur at a rapid rate, and believe competition will intensify as these fields advance. Accordingly, we will be required to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We may be competing with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our product candidates or any future product candidates. Competitors may develop or commercialize products more rapidly than we do, or that have significant advantages over products we develop. Therefore, our competitors may be more successful in commercializing their products, which could adversely affect our competitive position and business.

With the approvals of sipuleucel-T and ipilimumab, several major biopharmaceutical companies, including Roche/Genentech, Amgen, Novartis, GlaxoSmithKline and Bristol-Myers Squibb, in addition to smaller biotechnology companies, such as Dendreon, Oncothyreon, Galena, Bavarian Nordic and Immunovaccine, are developing cancer immunotherapies. A number of immunotherapy companies, including Northwest Biotherapeutics, Prima Biomed and DCPrime, also utilize DCs for their therapeutic cancer vaccines.

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

In addition to the previously mentioned companies developing cancer immunotherapies, there are also several pharmaceutical companies, including OncoMed, Verastem, Boston Biomedical (acquired by Dainippon) and Infinity Pharmaceuticals, that are pursuing drugs that target CSCs. Stemline Therapeutics is currently developing a peptide treatment, SL-701, for brain cancer.

A number of monoclonal antibodies are currently being marketed for the treatment of cancer, including Rituxan, Herceptin, Campath, Avastin, Erbitux, Vectibix, Zevalin and Bexxar, and numerous other monoclonal antibody-based products are under development for the treatment of cancer. In the monoclonal antibody space, we will be directly competing against a several well-established biopharmaceutical companies, including as Roche/Genentech, Seattle Genetics, Bristol-Myers Squibb, Immunogen and others. Several of these companies are also developing antibodies to treat lung, pancreatic and colon cancer.

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

Scientific Advisory Board

To assist management, we have established a Scientific Advisory Board (“SAB”) whose members possess varied medical and scientific expertise.

Employees

We have five full-time employees, including our President and Chief Executive Officer, our Vice-President – Product Development and Manufacturing, our Director, Business Development and Licensing and two additional employees. Our Chief Scientific Officer and our Chief Financial Officer are part-time employees. In addition, we have a number of consulting agreements for clinical development, regulatory affairs, investor relations and business development. We outsource all of our drug discovery research, process development, manufacturing and clinical development to third parties with expertise in those areas as we believe it to be a more capital efficient solution.

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

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC, on our website at www.imuc.com or by contacting the Investor Relations Department at our corporate offices at (818) 992-2907. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors.

In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, results of operations, financial condition or your investment in our securities, and many are beyond our control. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also adversely affect our business.

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

Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of the current and any future clinical trials for our lead vaccine product candidate, ICT-107. We have only five full-time employees, including our Vice-President – Product Development and Manufacturing, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and monoclonal antibodies in particular. You must consider that we may not be able to:

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapies creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA may have limited experience with cancer stem cell or dendritic cell-based therapeutics and, with the exception of one dendritic cell-based vaccine for the treatment of prostate cancer, has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our vaccine product candidates or any future vaccine product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. The targeting of cancer stem cells as a potential therapy is a recent development that may not become broadly accepted by scientists, pharmaceutical companies or the FDA. In addition, the manufacture of biological products, including cancer stem cell or dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

Our current product candidates and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products, particularly vaccines for cancer, is high and, with the exception of Dendreon Corp.’s antigen presenting cell vaccine for the treatment of prostate cancer, no cancer stem cell or dendritic cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing.

The FDA may require pre-clinical work for our monoclonal antibody product candidates beyond what we currently plan to conduct, which could necessitate significant expenditures on our part that we have not budgeted and which could significantly delay the commencement of clinical trials for these product candidates. The formulation of ICT-121 candidate is complete. It has not been previously tested in patients, and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

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

We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board and Chief Scientific Officer and Andrew Gengos, our President and Chief Executive Officer. Except for our President and Chief Executive Officer, our Vice President – Product Development and Manufacturing, and our Director, Business Development and Licensing, we do not have any full-time management personnel. We do not currently maintain key man life insurance on any of our scientific or management team. Dr. Yu or Mr. Gengos can terminate their services to us at any time. The loss of the services of Dr. Yu or Mr. Gengos would materially and adversely affect our business.

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

It is expensive to develop and commercialize cancer immunotherapy candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

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

If we or our manufacturers or other third party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee; which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee for a clinical trial established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current product candidates or any future product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our vaccine product candidates or any other or future product candidates, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates. Vaccines are often administered with one or more adjuvants, which if necessary we will have to procure from a third-party source. We will need to rely on a firm with expertise in producing a humanized form of our monoclonal antibody product candidates. Our business model calls for the partial or full outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position. We currently are seeking a partner or licensee to be responsible for the early stage development of our monoclonal antibody product candidates. Since we do not have any significant efficacy data for these product candidates, it will be more difficult for us to obtain partners or licensees on attractive terms or at all at this stage. Accordingly, at the appropriate time, we will seek to enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. Even if we do succeed in securing these alliances, we may not be able to maintain them if, for example, development results are disappointing or approval of a product is delayed or sales of an approved product are below expectations. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our agreements could adversely affect our business.

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

Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves as our Chairman of the Board and Chief Scientific Officer, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights.

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

Should third parties patent specific cells, systems, receptors, monoclonal antibodies or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy and monoclonal antibody fields, we anticipate that many parties will be seeking patent rights for many cellular or monoclonal antibody based technologies and that licensing and cross-licensing of these rights among various competitors may arise. Specifically, our dendritic cell-based vaccine product candidates utilize multiple antigens for which we may be required to obtain licenses from one or more other parties before we can commercialize them. We may not be able to obtain all of the licenses that we may need on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate or delay its development or commercialization until the expiration of third party patent rights.

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

As of February 1, 2013, our directors and executive officers, including Dr. John Yu, beneficially owned approximately 12.63% of our outstanding common stock. Dr. Yu also currently is entitled to serve as a director and to designate two of our other directors. These stockholders, if they act together, and Dr. Yu, through his right to name himself plus two of our directors, may be able to direct the outcome of matters presented to our stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

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

Dr. John Yu, our Chairman of the Board and Chief Scientific Officer, is a full-time employee of Cedars-Sinai, which owns shares of our common stock and where we previously conducted and plan to conduct future research and development work, including clinical trials of our vaccine product candidates. Potential conflicts of interest could arise as a result, including for Dr. Yu in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Dr. Yu and other scientists associated with Dr. Yu at Cedars-Sinai may perform research in the field of brain tumors that is sponsored by other third parties. We will not acquire any interest in the intellectual property generated by this research, including several clinical trials with dendritic cell-based vaccines that have been completed or are planned to be initiated. These studies may compete for patients to be enrolled in our current or future clinical trials.

Substantial sales of our common stock could cause our common stock price to fall.

As of February 1, 2013, we had 51,532,151 shares of common stock outstanding and another 22,706,009 shares of common stock issuable upon exercise of options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our corporate office in Woodland Hills, California under an operating lease through June 30, 2013 at a monthly rental rate of $4,410. We do not lease or own any other real property.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the NYSE MKT since May 30, 2012 under the symbol “IMUC.” Our common stock previously traded on the OTC Bulletin Board over-the-counter market. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2011	2.55	1.29
June 30, 2011	2.45	1.57
September 30, 2011	2.28	1.31
December 31, 2011	1.72	1.20

March 31, 2012	3.40	0.98
June 30, 2012	4.00	2.05
September 30, 2012	3.96	2.25
December 31, 2012	2.93	1.51

Stockholders

As of March 1, 2013, there were approximately 133 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Sales of Unregistered Securities

The following table provides information about the Company’s repurchases of its common stock during the year ended December 31, 2012.

Month	Shares Deemed to be Repurchased (1)	Average price paid per share	Total number of shares purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January	—	$—	—	—
February	37,163	$—	—	—
March	212,388	$—	—	—
April	4,321	$—	—	—
May	95,589	$—	—	—
June	96,416	$—	—	—
July	63,805	$—	—	—
August	19,675	$—	—	—
September	—	$—	—	—
October	—	$—	—	—
November	—	$—	—	—
December	241,927	$—	—	—

	771,284	$—	—	—

(1)	- These shares are deemed to be repurchased through the cashless exercise of warrants and stock options during 2012.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans, which information is incorporated herein by reference.

Item 6.	Selected Financial Data.

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included under Item 8 of this annual report on Form 10-K.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data
Revenue	$—	$—	$—	$300,000	$—
Income (loss) from continuing operations	(14,495,139)	(5,719,903)	(6,150,142)	(2,626,205)	(3,059,730)
Income (loss) from continuing operations per share	(0.35)	(0.21)	(0.32)	(0.19)	(0.24)
Net (loss) attributable to common stockholders	(14,495,139)	(5,719,903)	(8,242,642)	(2,626,205)	(3,059,730)
Net (loss) per share attributable to common stockholders	(0.35)	(0.21)	(0.43)	(0.19)	(0.24)
Cash divdends declared per common share	—	—	—	—	—
Balance Sheet Data (as of year end)
Total assets	27,019,201	7,150,757	5,365,150	1,472,716	3,128,382
Cash and cash equivalents	26,216,668	6,653,168	5,319,776	331,353	85,290
Long-term obligations and redeemable preferred stock	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

ImmunoCellular Therapeutics, Ltd. (the “Company”) is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As of December 31, 2012, the Company entered the 21st month of the Phase II trial for ICT-107. The Company has also received FDA acceptance for two investigational new drugs, ICT-121 and ICT-140. As a result, the Company has incurred operating losses and, as of December 31, 2012, the Company had an accumulated deficit of $43,168,830. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center for certain cellular-based therapy technology that we are developing for the potential treatment of brain tumors and other forms of cancer and neurodegenerative disorders. We have completed a Phase I clinical trial of a vaccine product candidate for the treatment of glioblastoma multiforme based on this technology and in January 2011, we initiated a Phase II clinical trial. During 2012 we completed our patient enrollment for this trial.

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

In January 2013, the US Food and Drug Administration allowed our IND for a clinical trial for ICT-140 Phase IIa open-label safety study and we expect to enroll approximately 20 patients with ovarian cancer who have previously been treated with standard chemotherapeutic agents. This trial is expected to include three or four clinical sites in the US and we expect to initiate the trial in the second half of 2013.

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of December 31, 2012 we had an accumulated deficit of $43,168,830. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

For additional information about our plan of business operation, see the “Business” section of this Annual Report included in Item 1 of Part I.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities, fair value of warrant derivatives and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the years ended December 31, 2012, 2011 and 2010, we recorded an expense of $7,711,233, $4,988,612 and $2,292,630, respectively, related to research and development activities. We expect our research and development expenses in 2013 to continue to accelerate.

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

Income Taxes

The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2012, 2011 and 2010, remain open for possible review.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

Results of Operations

For the Years Ended December 31, 2012 and 2011

Revenues

We did not have any revenue in the years ended December 31, 2012 or 2011 and we do not expect to have any revenue in 2013.

Expenses

Research and development expenses during the year ended December 31, 2012 were $7,711,233 compared to $4,988,612 for the year ended December 31, 2011, an increase of $2,722,621. During 2011, we began our Phase II clinical trial for ICT-107 and enrolled a total of 99 patients and during 2012, we enrolled 179 patients. Also, during 2012, we began our pre-clinical work to develop ICT-140.

Our general and administrative expenses for the years ended December 31, 2012 and 2011 were $3,619,291 and $2,446,757 respectively. During the latter half of 2011, we incurred additional expenses in the areas of investor relations, travel, personnel, board and professional fees to expand our infrastructure. During 2012, our expenses in these areas continued to increase.

Our stock based compensation decreased from $1,190,133 during the year ended December 31, 2011, to $496,007 during the year ended December 31, 2012. During 2012, the Company issued stock options to its employees and directors with longer vesting periods.

Additionally, the decrease in stock based compensation expense reflects the 2012 forfeiture of unvested stock options. There were no material stock option forfeitures in 2011.

Other Income and Expenses

The warrants issued as part of the February 2011 financing contained a provision whereby the exercise price of those warrants, and the number of underlying warrants, would be adjusted in the event that we subsequently sold shares of our common stock at a price that was less than $1.55 per share. As part of the January and October 2012 financings, we sold shares of our common stock at a price that was less than $1.55 per share and the exercise price of the February 2011 warrants was decreased from $2.25 to $1.87 and the number of warrants outstanding was increased by 563,851. We recorded a non-cash financing expense charge of $397,294 during the year ended December 31, 2012 to account for the issuance of these additional warrants. There was no comparable charge during the year ended December 31, 2011.

During the year ended December 31, 2012, we incurred $3,219,047 in non-cash expenses, consisting of $496,007 of stock based compensation, $397,294 financing expense associated with warrant repricing, $45,823 of depreciation and $2,279,923 related to the revaluation of our warrant derivatives accounted for as a liability. The value of our warrant derivative is highly influenced by the price of our Company’s common stock. As of December 31, 2012, the price of our common stock increased to $1.92 per share compared to $1.36 at December 31, 2011. During the year ended December 31, 2011, we incurred $1,210,490 in non-cash expenses, consisting of $1,190,133 of stock based compensation and $20,357 of depreciation expense. Also, during 2011, we recorded a credit of $2,901,253 related to the revaluation adjustment of our warrant derivatives accounted for as a liability.

Net Loss

We incurred a net loss of $14,495,139 during the year ended December 31, 2012 compared to a net loss of $5,719,903 in the year ended December 31, 2011. The increase in the net loss reflects the expansion of our research and development activities, increased general and administrative expenses and the change in the fair value of our warrant derivatives.

For the Years Ended December 31, 2011 and 2010

Revenue

We did not have any revenue in the years ended December 31, 2011 or 2010.

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

Our general and administrative expenses for the years ended December 31, 2011 and 2010 were $2,446,757 and $2,035,526, respectively. The increase in general and administrative expenses is primarily due to increased personnel costs, investor relations expenditures and professional fees.

Other Income and Expenses

During the year ended December 31, 2011, we incurred $1,210,490 in non-cash expenses, consisting of $1,190,133 of stock based compensation and $20,357 of depreciation expense. Also, during 2011, we recorded a credit of $2,901,523 related to the valuation adjustment of our warrant derivatives. During the year ended December 31, 2010, we incurred $1,829,724 in non-cash expenses consisting of $807,853 of stock based compensation, $3,633 of depreciation expense and $1,018,238 related to the valuation adjustment of our warrant derivatives.

Net Loss

We incurred a net loss of $5,719,903 during the year ended December 31, 2011, compared to a net loss of $6,150,142 during the year ended December 31, 2010. The increase in research and development and general and administrative expenses in 2011 was offset by a credit in the amount of $2,901,253 related to a reduction in our warrant liability.

Liquidity and Capital Resources

As of December 31, 2012, we had working capital of $25,832,869, compared to working capital of $4,983,165 as of December 31, 2011.

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

We do not have any bank credit lines. In October 2012, we completed a $21,000,000 underwritten public offering, before commissions and costs of approximately $1.6 million, of 10 million units priced at $2.10 per unit. Each unit consisted of one share of common stock and a warrant to purchase .45 of a share of our common stock at an exercise price of $2.65 per share. In January 2012, we completed a $10,438,380 underwritten public offering, before commissions and costs of approximately $1.1 million, of 9,489,436 units at a price of $1.10 per unit. Each unit consists of one share of stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $1.41 per share. In February 2011, we completed an $8,090,644 private placement, before commissions and costs of $630,000, of 5,219,768 units at a price of $1.55 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $2.25 per share. In May 2010, we raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share. In March 2010, we raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share.

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

As of December 31, 2012, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to December 31, 2012.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$1,375,314	$1,064,757	$310,557	$—	$—
Operating lease obligation	$26,460	26,460	—	—	—

	$1,401,774	$1,091,217	$310,557	$—	$—

Cash Flows

For the Year Ended December 31, 2012 and 2011

We used $12,380,013 of cash in our operations during the year ended December 31, 2012, compared to $6,383,742 during the year ended December 31, 2011. During 2012, we continued the patient enrollement of ICT-107 that started in 2011 and we incurred certain expenses associated with the pre-clinical development of ICT-140. We also incurred additional general and administrative expenses to expand our infrastructure. During 2012, we incurred a non-cash charge of $2,279,923 related to the revaluation of our warrant derivatives. In 2011, we recorded a non-cash credit of $2,901,253 to reflect the decrease in our warrant derivative liability. During 2012, we incurred a non-cash charge for stock based compensation of $496,007 compared to $1,190,133 during 2011. Also, during 2012, we incurred a non-cash charge of $397,294 related to the increase in the number of warrants outstanding that was triggered by the January and October 2012 financings.

During the year ended December 31, 2012, we used $9,828 of cash in our investing activities for the acquisition of computers. During the year ended December 31, 2011, we used $84,392 of cash in our investing activities for the acquisition of property and equipment, primarily to support our research and development activities.

We received $31,953,341 of cash from our financing activities during 2012, consisting of $20,500 from the exercise of stock options, $3,201,918 from the exercise of warrants and $28,730,923 of net proceeds from the sale of our common stock and warrants. We received $7,801,526 of cash from our financing activities during 2011, consisting of $388,379 from the exercise of stock options, $53,018 from the repayment of a promissory note previously issued for common stock and $7,360,129 net proceeds from the sale of common stock and warrants.

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

We received $7,801,526 of cash from our financing activities during 2011, consisting of $388,379 from the exercise of stock options, $53,018 from the repayment of a promissory note previously issued for common stock and $7,360,129 net proceeds from the sale of common stock and warrants. We received $8,176,652 of cash from financing activities for the twelve months ended December 31, 2010, consisting of $26,500 from the exercise of stock options, $3,779,158 from sales of preferred stock and $4,370,994 from the sale of common stock.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our market risk consists principally of interest rate risk on our cash and cash equivalents. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in interest rates, particularly because the majority of our investments are in short-term certificates of deposit.

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs and best available return on invested capital. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2012 and 2011, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

To date, we have operated exclusively in the U.S. and have not had any material exposure to foreign currency rate fluctuations.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and notes thereto and the related reports of Marcum LLP are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Our registered independent public accounting firm, Marcum LLP, as auditors of the Company, have audited our internal controls over financial reporting as of December 31, 2012, and their report appears herein.

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

Name	Age	Position(s)

John S. Yu, M.D.	49	Chairman of the Board and Chief Scientific Officer
Andrew Gengos	48	President, Chief Executive Officer and Director
Richard Chin, M.D.(1)(3)(4) (5)	46	Director
Richard A. Cowell(1)(2)(3) (5)	65	Director
Helen S. Kim(2)(4) (5)	50	Director
Rahul Singhvi, Sc.D.(1)(2)(3)(4) (5)	48	Lead Director
Gary S. Titus(2)(3)(4) (5)	53	Director
James Bender, Ph.D.	63	Vice President – Product Development and Manufacturing
David Fractor	53	Chief Financial Officer and Treasurer

(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Corporate Governance Committee
(3)	Member of our Audit Committee
(4)	Member of our Finance Committee
(5)	Denotes independent Director

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. Our board of directors has determined that (a) all of our directors during the year ended December 31, 2012, other than Mr. Gengos and Dr. Yu are independent directors as defined in the NYSE MKT rules governing members of boards of directors and (b) the members of our Audit Committee are independent under applicable SEC rules. Under his current right to designate two other members of our board of directors, Dr. Yu has designated Helen Kim to serve as a director and has the right to designate one other member.

John S. Yu, M.D.

Dr. Yu has served as our Chief Scientific Officer and a director since November 2006 and Chairman of the Board since January 2007. Dr. Yu also served as Interim Chief Executive Officer from August 2012 until November 2012. He is a member of the full-time faculty in the Department of Neurosurgery at Cedars-Sinai Medical Center where he has worked since 1997. An internationally renowned neurosurgeon, Dr. Yu’s clinical focus is on the treatment of malignant and benign brain and spinal tumors. He is also conducting extensive research in immune and gene therapy for brain tumors. He has also done extensive research in the use of neural stem cells as delivery vehicles for brain cancers and neurodegenerative diseases. He was inducted into Castle and Connelly’s America’s Top Doctors in 2005. Dr. Yu has published articles in a number of prestigious journals, including The Lancet, Cancer Research, Cancer Gene Therapy, Human Gene Therapy, Journal of Neuroimmunology, Journal of Neurological Science and Journal of Neurosurgery. Dr. Yu earned his bachelor’s degree in French literature and biological sciences from Stanford University and spent a year at the Sorbonne in Paris studying French literature. He also pursued a fellowship in immunology at the Institut

Pasteur in Paris. He earned his medical degree from Harvard Medical School and master’s degree from the Harvard University’s Department of Genetics. He completed his neurosurgical residency at Massachusetts General Hospital in Boston. In addition, he was a Neuroscience Fellow at the National Institutes of Mental Health in the Neuroimmunology Unit at Massachusetts General Hospital from 1988 to 1989 and was a Culpepper Scholar at the Molecular Neurogenetics Unit at that hospital from 1993 to 1995. His other honors include the Preuss Award, Joint Section on Tumors, American Association of Neurological Surgeons and Congress of Neurologic Surgeons in 1995. He received the Academy Award from the American Academy of Neurological Surgery at its 1996 annual meeting. Other honors include the Young Investigator Award from the Congress of Neurological Surgeons in 2000, the National Brain Tumor Foundation Grant in 2001, and the Mahaley Clinical Research award from the American Association of Neurological Surgeons in 2005.

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

Andrew Gengos

Mr. Gengos has served as our President, Chief Executive Officer and as a director since December 2012. Mr. Gengos was most recently the President and Chief Executive Officer of Neuraltus Pharmaceuticals, where he led implementation of the company’s clinical, regulatory, fundraising and business development strategies while operating the company on a virtual business model. Previously, he served for more than seven years with Amgen where, as Vice President, Strategy and Corporate Development, he managed Amgen’s worldwide in-and-outbound business development activities, including a broad slate of acquisitions, licensing, spin-outs, divestitures, corporate venture capital investments, which included board of director positions, and alliance management. In addition, he led the execution of strategic projects and supported the long-range planning process for the company. Before joining Amgen, Mr. Gengos was Vice President, Chief Financial Officer, and Chief Business Officer of Dynavax Technologies, where he led the company’s business functions, including finance and accounting, fundraising, budgeting and planning, and business development. Earlier in his career, Mr. Gengos served as Vice President of Strategy at the Chiron Corporation and as Senior Engagement Manager at McKinsey & Company. Mr. Gengos holds an MBA degree from the Anderson School of Management at the University of California, Los Angeles and a BS degree in chemical engineering from the Massachusetts Institute of Technology.

With more than 20 years in the life science industry, Mr. Gengos’ experience includes executive leadership positions in both large and emerging companies, with broad expertise in corporate strategy, business development and transactions, including mergers and acquisitions, financing, operations, commercial planning and healthcare policy.

Richard Chin, M.D.

Dr. Chin was appointed as a director in March 2012. Dr. Chin is a physician with extensive expertise in drug and biologics development. He has overseen multiple investigational new drug applications and new drug applications/biologic license applications, and has authored several textbooks on clinical trial medicine. Currently, Dr. Chin is the CEO of Kindred Bio. From 2008 until 2011, Dr. Chin served as a director and CEO of OneWorld Health, a nonprofit pharmaceutical company largely funded by the Bill and Melinda Gates Foundation. OneWorld Health is engaged in developing drugs for neglected diseases in impoverished countries. From 2006 to 2008, he was the CEO and President of OXiGENE. From 2004 to 2006, Dr. Chin was at Elan Corporation, where he served, among other roles, as Senior Vice President of Global Development. Dr. Chin also held various clinical and scientific roles for Genentech between 1999 and 2004, including Head of Clinical Research for the Biotherapeutics Unit, overseeing approximately half of the clinical programs at Genentech. Dr. Chin began his career at Procter and Gamble Pharmaceuticals, where he served as Associate

Medical Director. He received a B.A. in Biology, magna cum laude, from Harvard University and the equivalent of a J.D. with honors from Oxford University in England under a Rhodes Scholarship. Dr. Chin holds a Medical Degree from Harvard Medical School and is licensed to practice medicine in California. He currently serves on the Adjunct Faculty of UCSF Medical School, and serves on the Board of Directors of several biotechnology companies, including Galena Biopharma.

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

Rahul Singhvi, Sc.D.

Dr. Singhvi has served as a director since June 2010 and as our Lead Director since December 2010. He is Managing Partner of Caliber Biotherapeutics, LLC, a private biotechnology company in Texas and Managing Partner of Axella Solutions, LLC, a strategic advisory Firm in Maryland. Dr. Singhvi was with Novavax, Inc., a biopharmaceutical company focused on developing novel, highly potent recombinant vaccines beginning in 2004 and served as President, Chief Executive Officer and a director of Novavax from August 2005 to April 2011. Dr. Singhvi was the Senior Vice President and Chief Operating Officer of Novavax from April 2005 to August 2005 and Vice President – Pharmaceutical Development and Manufacturing Operations from April 2004 to April 2005. For ten years prior to joining Novavax, Dr. Singhvi served in various positions with Merck

& Co., Inc., culminating as Director of the Merck Manufacturing Division, where he helped develop several vaccines, including Zostavax ® , the only vaccine on the market to prevent shingles. Dr. Singhvi received his M.S. and Sc.D. degree in Chemical Engineering from the Massachusetts Institute of Technology. He also holds an M.B.A. from the Wharton School.

Dr. Singhvi brings to the Board experience and knowledge in the operation and leadership of early stage public healthcare companies. He also has extensive expertise and experience in the development and manufacturing of vaccines, which may assist the Board in its oversight of our cancer vaccine programs.

Gary S. Titus

Mr. Titus was appointed as a director in December 2012. He is currently the Senior Vice President and Chief Financial Officer of SciClone Pharmaceuticals, Inc. and has more than 20 years of business experience in the healthcare and biopharmaceutical industries. Mr. Titus has held the position of Chief Financial Officer at SciClone since 2008. Prior to SciClone, Mr. Titus served as Senior Vice President of Finance and Chief Financial Officer at Kosan Biosciences, prior to its acquisition by Bristol-Myers Squibb, in which transaction he played a significant role. Prior to that, Mr. Titus was Chief Financial Officer and Vice President at Nuvelo, Inc. Earlier in his career, Mr. Titus held a variety of positions with increasing management responsibilities at other companies, including Metabolex, Inc., Intrabiotics Pharmaceuticals, Inc., and Johnson & Johnson’s healthcare division LifeScan, Inc. Mr. Titus earned a Bachelor of Science degree in Accounting from University of South Florida and a Bachelor of Science degree in Finance from University of Florida and is a Certified Public Accountant. He also completed the Global BioExecutive Program at UC Berkeley’s Haas School of Business and is a member of several professional organizations.

Mr. Titus has extensive experience in working with public corporations in a variety of areas, including accounting, financial planning and analysis, SEC reporting, investor relations, business development, and corporate strategy.

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

Our board of directors has established a Compensation Committee, which currently consists of Dr. Chin as Chairman, Dr. Singhvi and Mr. Cowell. The Compensation Committee reviews, and makes recommendations to the full board of directors relating to, the compensation of our officers and directors, including our officers’ annual salaries and bonuses and the terms and conditions of option grants to our officers and directors under our 2006 Equity Incentive Plan.

Our board of directors has established a Finance Committee currently consisting of Dr. Singhvi, as Chairman, Dr. Chin and Ms. Kim. The Finance Committee has oversight responsibility for all material financial matters affecting us, including capital management, funding strategy and investing activities related to our financial position and financing activities.

Our board of directors has established a Nominating and Corporate Governance Committee, which currently consists of Ms. Kim, as Chairwoman, Mr. Cowell and Dr. Singhvi. The Nominating and Corporate Governance Committee develops and recommends corporate governance guidelines to the Board, selects or recommends for selection nominees to serve on the Board, and oversees the evaluation of the Board and its committees.

The Charters of the Audit, Compensation and Nominating and Corporate Governance Committees are available on our website at www.imuc.com. All of our committee members are independent directors as required by applicable securities law and regulation and as defined in the NYSE Marketplace rules governing members of boards of directors.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”) currently consisting of Dr. Ronald Levy, Dr. John Boockvar, Dr. Peter Brooks, Dr. Sherie Morrison, Dr. Cohava Gelber, Dr. George Peoples and Dr. Zvi Ram to assist our management in the areas of expertise of the members of our SAB. We have compensated the members of our SAB from time to time through the grant of options to purchase our stock. In September 2009, we granted a five-year option to purchase 10,000 shares of our common stock to each of four members of our SAB for service as members on the SAB for the coming year at an exercise price of $0.95 per share, with such option to vest quarterly for the one-year period following the date of grant. In May 2010, we also granted a five-year option to purchase 10,000 shares of our common stock to another member of our SAB for services as a member for the coming year at an exercise price of $1.20 per share, with such option to vest quarterly for the one-year period following the date of grant. In December 2012, we granted a five-year option to purchase 15,000 shares of common stock at an exercise price of $2.13 per share to Dr. Keith Black (formerly a member and Chairman of the SAB) and a five-year option to purchase 10,000 shares of common stock at an exercise price of $2.13 to each of Drs. Boockvar, Brooks, Gelber, Morrison, Peoples and Ram for their continued service on our SAB, with such options to fully vest upon the completion of specific tasks assigned to the SAB.

Code of Ethics

Our Board of Directors has adopted a code of ethics covering all of our executive officers and key employees. A copy of our code of ethics is available on our website www.imuc.com, and will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367. We will disclose on our website any waivers of, or amendments to, our code of ethics within four business days following the date of such amendment or waiver.

Stockholder Recommendation of Nominees to the Company’s Board of Directors

The Nominating and Corporate Governance Committee will consider Board nominees recommended by stockholders. In order for a stockholder to nominate a candidate for director, timely notice of the nomination must be given in writing to us at our principal executive office at 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, CA 91367, Attention: Corporate Secretary. To be timely, the notice must be received by us no later than 120 days prior to the date on which the proxy statement for the preceding year’s Annual Meeting of Stockholders was mailed to stockholders. Notice of a nomination must include the proposer’s name, address and number of shares he or she owns; the name, age, business address, residence address and principal occupation of the nominee; and the number of shares beneficially owned by the nominee. It must also include any other information that would be required to be disclosed in the solicitation of proxies for election of directors under the federal securities laws. A stockholder must submit the nominee’s consent to be elected and to serve. The Nominating and Corporate Governance Committee may require any nominee to furnish any other information that may be needed to determine the eligibility and qualifications of the nominee. Any recommendations in proper form received from stockholders will be evaluated in the same manner that potential nominees recommended by our Board members or management are evaluated.

The Nominating and Corporate Governance Committee has not established any specific minimum qualifications for director candidates or any specific qualities or skills that a candidate must possess in order to be considered qualified to be nominated as a director. Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing Board composition. In making its nominations, our Nominating and Governance Committee generally will consider, among other things, an individual’s business experience, industry experience, financial background, breadth of knowledge about issues affecting our company, time available for meetings and consultation regarding company matters and other particular skills and experience possessed by the individual. Although the Nominating and Corporate Governance Committee believes that director nominees should add to the range of backgrounds and experiences of the Company’s directors, neither the Committee nor the Board of Directors has a policy regarding the consideration of diversity in identifying and evaluating director nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. Based on a review of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2012 our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

•	A late Form 4 report was filed for James G. Bender on July 31, 2012 to report the grant of an option to purchase 75,000 shares of our common stock on June 11, 2012;

•	A late Form 4 report was filed for John S. Yu on December 18, 2012 to report the grant of an option to purchase 50,000 shares of our common stock on September 24, 2012;

•	A late Form 4 report was filed for Richard Cowell on December 18, 2012 to report the grant of an option to purchase 60,000 shares of our common stock on September 24, 2012;

•	A late Form 4 report was filed for Rahul Singhvi on December 18, 2012 to report the grant of an option to purchase 75,000 shares of our common stock on September 24, 2012;

•	A late Form 4 report was filed for Helen S. Kim on December 18, 2012 to report the grant of an option to purchase 45,000 shares of our common stock on September 24, 2012; and

•

A late Form 4 report was filed for Richard Chin on December 18, 2012 to report the grant of an option to purchase 10,000 shares of our common stock on August 2, 2012 and the grant of an option to purchase 50,000 shares of our common stock on September 24, 2012.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We have adopted a performance-based compensation strategy that is intended to focus our executive officers on the achievement of near-term corporate goals as well as long-term strategic objectives. The Compensation Committee of our Board is responsible for evaluating and administering our compensation programs and practices to ensure that they properly incentivize our work force and appropriately drive corporate performance while remaining competitive with comparable life sciences companies competing in the California labor market. Our Compensation Committee reviews and approves all of our compensation policies, including executive officer salaries and bonuses, and recommends, for approval by our Board, equity incentive compensation. For the year ended December 31, 2012, we have determined that our named executive officers were Andrew Gengos, our current President and Chief Executive Officer, John Yu, MD, our interim President and Chief Executive Officer and Chief Scientific Officer during 2012, Manish Singh, PhD., our former President and Chief Executive Officer who resigned in August 2012, David Fractor, our Chief Financial Officer in 2012 and currently our Vice President, Finance and Principal Accounting Officer, and James Bender, our Vice President – Product Development and Manufacturing.

Objectives of our Executive Compensation Programs

Our compensation programs for our named executive officers are designed to achieve the following objectives:

•	attract, engage and retain exceptionally talented and highly experienced executive officers in the competitive and dynamic life sciences industry;

•	motivate and reward executive officers whose knowledge, skills and performance contribute to our success;

•

encourage and inspire our executive officers to achieve key corporate strategic objectives by linking incentive award opportunities to the achievement of individual and company-wide short- and long-term goals; and

•	align the interests of our executives and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases.

We do not believe that our compensation policies and practices, for either our executive or our non-executive employees, are reasonably likely to give rise to risks that would have a material adverse effect on the Company.

Our Executive Compensation Programs

The components of our executive compensation program consist primarily of base salary, annual cash incentive bonuses, equity awards, broad-based benefits programs and severance compensation. We use an array of short-term compensation components (such as base salaries and cash incentive bonuses) and long-term compensation components (such as equity incentive compensation) to provide an overall compensation structure that is designed to both attract and retain key executives as well as provide incentives for the achievement of short- and long-term corporate goals and objectives. Our Compensation Committee uses its judgment and experience along with the recommendations of our Chief Executive Officer (other than in connection with his own compensation) to determine the appropriate mix of long-term and short-term compensation elements for each executive officer. Our Compensation Committee analyzes each of the primary elements of our compensation program to ensure that our executive officers’ overall compensation is competitive with executive officers with similar positions at comparable life sciences companies in the

California labor market based on the recommendations of our Chief Executive Officer, analysis and input from our compensation consultant, Mary Ann Rafferty, an experienced sole practitioner who advises on life sciences compensation matters, and our Committee’s and other members of the Board’s experience and knowledge within the life sciences industry. Additionally, upon the recommendation of our Compensation Committee, our Board also approves specific performance goals and metrics applicable to performance-based compensation for our executive officers and approves stock option grants. Consistent with the objectives of our compensation program, the Compensation Committee applies the elements of our compensation program to position compensation to our named executive officers as a group competitively with respect to comparable life sciences companies while individualizing compensation elements for each executive officer in light of his respective performance, responsibilities, experience in the position and his or her potential contributions to our future growth. Accordingly, we have in the past and may in the future provide our Chief Executive Officer or other executive officers with compensation awards that may be significantly different from other executive officers.

Our Compensation Committee has adopted a pay-for-performance compensation philosophy and works within the general framework of this philosophy to determine each component of an executive officer’s compensation package based on numerous factors, including:

•	performance, including achievement of goals and objectives, and other expectations for the position and the individual;

•	the individual’s particular background and relevant expertise, including training and prior relevant work experience;

•	the individual’s role with us and the compensation paid to similar officers at other life sciences companies with which our Compensation Committee members are familiar;

•	the demand and competition for the position in the marketplace;

•	comparison to other executive officers within our Company having similar levels of expertise and experience; and

•	the recommendations of our Chief Executive Officer (other than in connection with his own compensation).

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation policy, each individual element serves each of our objectives.

On an annual basis our Compensation Committee meets to review the performance of our Chief Executive Officer and our other executive officers. At these meetings, the Compensation Committee typically invites our Chief Executive Officer to participate in the discussion (excluding the Chief Executive Officer when the discussion pertains to the Chief Executive Officer) and the Compensation Committee seeks our Chief Executive Officer’s input on progress against specific company-wide and individual performance goals and the overall performance of each of our executive officers. In addition, periodically throughout the year, our Compensation Committee meets to review and decide compensation matters. At our Board meetings, the Compensation Committee reports its findings and decisions. From time to time, the Compensation Committee seeks additional input from the other non-employee directors who are not members of the Compensation Committee. Consistent with its charter, the Compensation Committee determines whether to approve compensation decisions within its authority or to recommend approval by the Board.

Our Compensation Committee engaged Mary Ann Rafferty as a consultant to assist us in obtaining and analyzing compensation data that would be relevant for our executive compensation program. Comparative data was utilized from the Radford Global Life Sciences Survey for life science companies of fifty employees or less in the Northern California area. In addition, the Compensation Committee relied on their own experience as investors and board members in similarly situated life science companies, sought the input of the Chief Executive Officer and our consultant, reviewed and compared the relative salaries of our executive officers and also considered the amount of equity each executive then held, including the vesting schedules for each executive officer’s equity incentive plan holdings.

Based on the judgment and experience of its members and the input and analysis provided by our consultant and the Chief Executive Officer (except with regard to his own compensation), the Compensation Committee decided that the total 2012 compensation for our Chief Executive Officer and other executive officers should be targeted with a general target of the 50th percentile, other than cases where the existing compensation for that individual exceeded the 50th percentile at the time of review, of compensation for executives holding similar positions in our peer group of companies, with equity compensation targeted at market ownership in the Company of 0.75% to 1.0%. In determining an executive officer’s award, the Compensation Committee examined market benchmark equity compensation data provided by our consultant.

Annual Cash Compensation

Base Salary

Base salaries are set at levels that are intended to be competitive with those of executives holding similar positions at companies in our peer group, according to peer group salary data provided by our compensation consultant. The base salaries of all executive officers are reviewed annually and adjusted to reflect individual roles, performance and competitive compensation levels. We may also increase the base salary of an executive officer at other times if a change in the scope of the executive officer’s responsibilities justifies such consideration or, in limited circumstances, to maintain salary equity within our competitive environment. We also evaluate general economic conditions and our cash position in determining base salaries. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. We also believe that competitive base salaries can retain, motivate and reward executive officers for their overall performance. Our Compensation Committee decided to increase the salary of Dr. Bender by 7% effective February 1, 2012. Our Compensation Committee decided to increase Mr. Fractor’s monthly salary by 34% effective September 1, 2012 due to an increase in the time commitment for his position. Our Compensation Committee reset Dr. Yu’s base salary effective August 16, 2012 for his service as our Interim Chief Executive Officer and Dr. Yu’s base salary returned to its previous level effective December 1, 2012. Our Compensation Committee also set Mr. Gengos’ base salary effective December 3, 2012.

Cash Incentive Bonuses

Our annual compensation program includes a cash incentive bonus plan with pre-defined target payouts as a percentage of salary based on achievement of company and individual goals. Additionally, our Compensation Committee uses its discretion to determine bonuses for our executive officers based on the overall attainment of individual and/or corporate goals. Our bonus plan is designed to drive stockholder value by fostering teamwork throughout our Company by tying incentive compensation to the company-wide performance measures that we believe are most important to the success of our Company as well as to individual performance. An executive officer’s bonus payment is based on the achievement of both corporate and/or individual goals, which may include, for example, research, development, operational and financial goals. The relative weighting of each goal in determining the total bonus is approved each year by the Compensation Committee and may also be approved by our Board. Underachievement or overachievement of the major corporate goals may result in lower or higher bonus payments. Our Board or our Compensation Committee approves corporate and individual executive goals at what they believe are aggressive levels so as to require substantial effort and commitment by our executive officers to attain the goals, with the belief that such efforts will significantly contribute to increased stockholder value. Our Compensation Committee uses its discretion to adjust the amount of the cash bonuses paid and the weightings of each of the goals, and may also, in its discretion, award bonuses to executive officers based upon such other terms and conditions as they may determine are appropriate. In 2012, the target amount for the performance-based cash bonus was $40,000 for Dr. Yu and $34,100 for Dr. Bender. These target amounts were determined by our Compensation Committee, and recommended to and approved by our Board, based in part on our consultant’s analysis and benchmarking of our executives’ cash compensation against the total cash compensation for executives in similar positions at companies in our peer group. The Compensation Committee approved a discretionary bonus of $20,000 for exceptional contributions by Mr. Fractor during 2012. In addition, our Compensation Committee and our Board relied on their members’ experience in the life sciences industry in establishing this target amount. Consistent with past practices, and upon the recommendation of our Compensation Committee, our Board decided that the annual cash bonus for Drs. Yu and Bender would be based entirely on the achievement of corporate goals. The Board approved a set of corporate goals and assigned weightings ranging from 10% to 40% for the achievement of each objective. The primary factor in establishing the weightings was their level of importance to our business, with the expectation that a majority of the goals were achievable with appropriate and diligent effort by our executive team and that achievement of all of the goals would represent extraordinary performance on their part. Specifically, the Compensation Committee believes that it would be a stretch for the executives to achieve the 100% target level of the Company goals.

The 2012 corporate goals, their target weightings and the achievement level for each, were as follows:

•	complete patient enrollment for Phase II clinical trial by Q32012 (40% weighting);

•	initiate a clinical trial (submit IND) for ovarian cancer (15% weighting);

•	initiate a recurrent GBM or another indication trial (15% weighting);

•	successfully transfer manufacturing process from University of Pennsylvania to PCT by April 2012 (10% weighting);

•	create an adjuvant strategy for off-the-shelf vaccination and license various pieces from other companies (10% weighting); and

•	beat NASDAQ Biotech index (NBI) by 10% (10% weighting).

In November 2012, the Compensation Committee evaluated the achievement of the corporate performance goals for 2012. While each corporate goal was initially assigned a weighting for purposes of determining the amount of executive officer bonuses, the Compensation Committee, in its discretion, evaluated the achievement of the goals in the context of our overall business and determined that for goals that were either fully or partially achieved, we achieved a combined total of 100% of our stated corporate goals, based on the target weightings as set forth above. Based on the Compensation Committee’s recommendation that our overall achievement of our 2012 corporate goals was at 100% of target, Dr. Yu’s cash incentive bonus for 2012 was approved by our Board at $40,000, or 100% of his target amount and Dr. Bender’s cash incentive bonus for 2012 was approved by our Board at $34,100, or 100% of his target amount. In addition, based on the Compensation Committee’s recommendation, the Board awarded Mr. Fractor a discretionary bonus of $20,000 for his contributions to the 2012 corporate goals. The cash incentive bonuses for the achievement of the corporate goals are paid annually to each executive officer.

Equity Incentive Compensation

We believe that our long-term performance is best facilitated through a culture of executive ownership that aligns the executive officers’ interests with the interests of our stockholders. To encourage this ownership culture, we typically make an initial grant of stock options to new employees and have made awards of additional stock options from time to time. Our Compensation Committee is authorized to determine and approve or recommend to the Board option grants to all our employees including our executive officers. These grants have an exercise price that is not less than the fair market value of our common stock on the grant date. The size of the stock option award is determined based on the executive officer’s position with us and takes into account the executive officer’s performance, as well as base salary and other compensation. The Compensation Committee also examines market benchmark data provided by our compensation consultant and considers the grant and compensation practices of our peer group companies and other life sciences companies with which our Compensation Committee members are familiar. The stock option awards are intended to provide the executive officer with an incentive to build value in the organization over an extended period of time.

Consistent with the above criteria, upon the recommendation of the Compensation Committee, our Board approved grants of equity incentive awards to our executive officers for 2012. These equity incentive awards were determined by the Compensation Committee. In determining the size of the award for each named executive officer, our Chief Executive Officer and Compensation Committee considered such named executive officer’s relative job scope and responsibilities, individual performance history, prior contributions to us and importance to achievement of our upcoming objectives, as well as the size of the officer’s prior equity grants (including how much of the equity was vested) and our Compensation Committee members’ experience with the practices of other life sciences companies and executive compensation data for our peer group companies. For more information regarding the grants for 2012, see the “Summary Compensation Table” and “Stock Option Grants.”

In December 2012, in connection with his hiring, we granted a seven-year option to purchase 700,000 shares of our common stock at an exercise price of $2.13 to Andrew Gengos for his service as our President and Chief Executive Officer, with such option to vest as to 175,000 shares one year after grant, and the remaining shares to vest thereafter in 36 equal monthly installments following the first anniversary of the grant date.

In June 2012, we granted a seven-year option to purchase 75,000 shares of our common stock at an exercise price of $3.42 per share to Dr. James Bender for his continued service as our Vice President – Product Development and Manufacturing, with such option to vest in 48 equal monthly installments over four years following February 1, 2012.

In February 2012, we granted a seven-year option to purchase 10,000 shares of our common stock at an exercise price of $1.90 to David Fractor for his continued service as our principal finance executive, with such option to vest in four equal quarterly installments for the one-year period following the date of grant, and may be exercised within its term during the period the grantee provides services to us and the 24 months after the grantee ceases providing services for any reason other than termination by us for cause.

Severance Compensation

In connection with certain terminations of employment, certain of our named executive officers may be entitled to receive severance payments and benefits pursuant to their respective employment agreements that provide alternative severance payments and benefits in the event the officer is terminated without cause or resigns with good reason from 90 days prior to or 12 months following certain corporate transactions. We entered into these agreements to retain and motivate our officers and minimize management distraction created by uncertain job security surrounding potential beneficial transactions. The agreements also provide alternative severance payments and benefits in the event that the officer is terminated without cause or resigns for good reason in the absence of such corporate transactions, and we believe that these benefits provide some degree of certainty and reduce distractions created by concerns about job security generally. The Compensation Committee approved different durations of severance benefits for different levels of our senior management based on the Compensation Committee members’ experience with other life sciences companies. These severance benefits are described more fully in “Compensation Discussion and Analysis—Change of Control and Severance Agreements.” In setting the terms of and determining whether to approve such arrangements, our Compensation Committee recognized that executives often face challenges securing new employment following termination. The severance payments and benefits are typically composed of cash payments and continued health care coverage for a limited period of time.

Other Compensation

All of our executive officers are eligible to participate in benefit plans and arrangements offered to employees generally, including health, dental and 401(k) plans. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers. Our Compensation Committee in its discretion may revise, amend or add to any executive officer’s benefits and perquisites as it deems advisable. We do not believe it is necessary for the attraction or retention of management talent to provide our executive officers with a substantial amount of compensation in the form of perquisites.

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1.0 million paid to our Chief Executive Officer and our three other most highly paid executive officers other than our Chief Financial Officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our Board may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Also, the Compensation Committee takes into account whether components of our compensation program may be subject to the penalty tax associated with Section 409A of the Code, and aims to structure the elements of compensation to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

We account for equity compensation paid to our employees under ASC Topic 718, which requires us to estimate and record an expense over the employee’s requisite service period for each award. Our cash compensation is recorded as an expense at the time the obligation is accrued.

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2012 to Mr. Andrew Gengos, who has served as our President and Chief Executive Officer since December 3, 2012, Dr. John Yu, who served as our Interim President and Chief Executive Officer from August 16, 2012 to November 30, 2012 and Dr. Manish Singh who served as our President and Chief Executive Officer from February 2008 to August 15, 2012. Additionally, the table sets for the compensation for services paid to Dr. James Bender who has served as our Vice President Development and Manufacturing since February 2010 and Mr. David Fractor, who has served as our Chief Financial Officer since April 2011.

In determining the compensation of executive officers, the Compensation Committee and the Board of Directors considered the performance of the executive officers, attainment of corporate goals, compensation of executive officers of similar biotechnology companies, and recommendations from a compensation consultant.

Summary Compensation Table

	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (9)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Andrew Gengos, President and Chief Executive Officer	2012	$33,333	(1)	—	—	$791,429	(10)	—	—	—
	2011	—		—	—	—		—	—	—

John Yu, MD President and Chief Executive Officer	2012	$67,732	(2)	$40,000	—	$70,500	(11)	—	—	$108,993	(17)
	2011	—		—	—	—		—	—	—

Manish Singh, PhD. President and Chief Executive Officer	2012	$202,781	(3)	$—	—	—		—	—	—
	2011	$313,125	(4)	$50,000	—	$393,500	(12)	—	—	—

David Fractor Chief Financial Officer	2012	$116,417	(5)	$20,000	—	$10,300	(13)	—	—	—
	2011	$62,000	(6)	—	—	$52,180	(14)	—	—	—

James Bender Vice President - Product Development and Manufacturing	2012	$186,917	(7)	$34,100	—	$145,425	(15)	—	—	—
	2011	$174,583	(8)	$20,000	—	$134,800	(16)	—	—	—

(1)	Includes $33,333 for month of December 2012 for services rendered to us as President and Chief Executive Officer.
(2)	Includes $19,352 for the period from August 15, 2012 through November 30, 2012 for services rendered to us as President and Chief Executive Officer.
(3)	Includes $26,250 per month for the period January 1, 2012 to March 31, 2012 and $27,563 for the period April 1, 2012 to August 15, 2012 per month for services rendered to us as President and Chief Executive Officer.
(4)	Includes $25,000 per month for the period from January 1, 2011 through February 18, 2011 and $26,250 from February 19, 2011 through December 31, 2011 for services rendered to us as President and Chief Executive Officer.
(5)	Includes $8,000 per month for the Period January 1, 2012 through July 31, 2012 and $12,083 per month for the period August 1, 2012 to December 31, 2012.
(6)	Includes $6,000 per month for the period April 1, 2011 to September 30, 2011 and $8,000 per month for the period October 1, 2011 to December 31, 2011.
(7)	Includes $14,583 per month for the month of January 2012 and $15,667 per month for the period from February 1, 2012 to December 31, 2012.
(8)	Includes $14,167 per month for the month of January 2011 and $14,583 for the period February 1, 2011 to December 31, 2011.
(9)	This column represents option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements. These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.
(10)	Includes a seven-year option to purchase 700,000 shares of our common stock granted December 3, 2012, at an exercise price of $2.13 per share, vesting 175,000 shares on December 2, 2013 and the remaining shares vesting in 36 equal monthly installments thereafter.
(11)	Includes a seven-year option to purchase 50,000 shares of our common stock granted September 24, 2012, at an exercise price of $3.00 per share, vesting quarterly over a four-year period from the date of grant.
(12)	Includes (i) a seven-year option to purchase 20,000 shares of our common stock granted on April 4, 2011, at an exercise price of $2.25 per share, that was fully vested at the grant date; (ii) a seven-year option to purchase 90,000 shares of our common stock granted on April 4, 2011, at an exercise price of $2.25 per share vesting semi-annually over a one year period from the date of grant; (iii) a seven-year option to purchase 100,000 shares of our common stock at a price of $2.25 per share vesting annually over a period of two years from the date of grant, (iv) a seven-year option to purchase 50,000 shares of our common stock at a price of $2.25 per share, vesting is subject to our stock price achieving a market capitalization of at least $100 million for a period of ten consecutive trading days; (v) a seven-year option to purchase 50,000 shares of our common stock at a price of $2.25 per share, vesting is subject to our stock price achieving a market capitalization of at least $150 million for a period of ten consecutive trading days and (vi) a seven-year option to purchase 50,000 shares of our common stock at a price of $2.25 per share, vesting is subject to our stock pricing achieving a market capitalization of at least $150 million for a period of ten consecutive trading days.
(13)	Includes a seven-year option to purchase 10,000 shares of our common stock granted on February 24, 2012, at an exercise price of $1.90 per share, vesting quarterly over a one-year period.
(14)	Includes (i) a seven-year option to purchase 42,000 shares of our common stock granted on April 4, 2011, at an exercise price of $2.25 per share, vesting monthly over a period of 36 months from the date of issuance and (ii) a seven-year option to purchase 10,000 shares of our common stock granted on October 24, 2011, to purchase 10,000 shares of our common stock at an exercise price of $1.42, vesting annually over a four-year period.
(15)	Includes a seven-year option to purchase 75,000 shares of our common stock at an exercise price of $3.42 per share, vesting monthly over a period of four year from the date of issuance.
(16)	Includes (i) a seven-year option to purchase 60,000 shares of our common stock granted on April 4, 2011 at an exercise price of $2.25 per share, vesting in three annual installments from the date of grant; (ii) a seven-year option to purchase 20,000 shares of our common stock at a price of $2.25 per share, vesting is subject to our stock price achieving a market capitalization of at least $100 million for a period of ten consecutive trading days; (iii) a seven-year option to purchase 20,000 shares of our common stock at a price of $2.25 per share, vesting is subject to our stock achieving a market capitalization of at least $150 million for a period of ten consecutive trading days and (iv) a seven-year option to purchase 20,000 shares of our common stock at a price of $2.25 per share, vesting is subject to our stock price achieving a market capitalization of at least $200 million for a period of ten consecutive trading days.
(17)	Includes $58,125 in cash for serving on our board of director and $50,868 in cash for serving as our Chief Scientific Officer.

Stock Option Grants

The following table sets forth information as of December 31, 2012 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Andrew Gengos	—		700,000	(1)		$2.13	12/2/2019
Dr. John Yu	5,933,424	(2)				$1.00	11/16/2016
	25,000	(3)				$1.30	11/4/2014
	25,000	(4)				$0.27	9/28/2015
	300,000	(5)				$0.25	2/25/2014
	76,068	(6)				$0.95	9/13/2016
	75,000	(7)				$0.90	2/28/2017
	50,000	(8)				$0.90	9/27/2010
	50,000	(9)				$2.25	4/3/2018
	55,000	(10)				$1.42	10/23/2018
	4,097	(11)	45,903	(11)		$3.00	9/23/2019
David Fractor	14,004	(12)	18,660	(12)		$2.25	4/3/2018
	3,333	(13)	6,667	(13)		$1.42	10/23/2019
	7,500	(14)	2,500	(14)		$1.90	2/23/2019
Dr. James Bender	20,000	(15)				$0.95	8/31/2016
	75,000	(16)				$0.90	1/31/2017
	25,000	(17)				$0.90	1/31/2017
	25,000	(18)				$0.90	1/31/2017
	20,000	(19)	40,000	(19)		$2.25	4/3/2018
	20,000	(20)				$2.25	4/3/2018
			40,000			$2.25	4/3/2018
	10,940		64,060			$3.42	6/10/2019

(1)	Vested 175,000 on the one year anniversary after grant and then in 36 equal monthly installments. following the grant date on December 3, 2012.
(2)	Vested upon issuance on November 17, 2006.
(3)	Vested in quarterly installments over a one year period following the grant date on November 5, 2007.
(4)	Vested in quarterly installments over a one year period following the grant date on September 29, 2008.
(5)	Vested in quarterly installments over a one year period following the grant date on February 26, 2009.
(6)	Vested in quarterly installments over a one year period following the grant date on September 14, 2009.
(7)	Vested in quarterly installments over a one year period following the grant date on March 1, 2010.
(8)	Vested in quarterly installments over a one year period following the grant date on September 27, 2010.
(9)	Vested in three equal annual installments following the grant date on April 4, 2011.
(10)	Vested in quarterly installments over a one year period following the grant date on October 24, 2011.
(11)	Vests in quarterly installments over a four year period following the grant date of September 24, 2012.
(12)	Vests in quarterly installments over a three year period following the grant date of April 4, 2011.
(13)	Vests in three annual installments following the grant date on October 24, 2011.
(14)	Vests in quarterly installments over a three year period following the grant date of February 24, 2012.
(15)	Vested in monthly installments over a one year period following the grant date of September 14, 2009.
(16)	Vested in monthly installments over a one year period following the grant date of February 1, 2010.
(17)	Vested pursuant to milestones contained in employment contract.
(18)	Vested pursuant to milestones contained in employment contract.
(19)	Vests in three annual installments following the grant date on April 4, 2011.
(20)	Vested pursuant to milestones contained in employment contract.
(21)	Vested in quarterly installments over a four year period following the grant date of June 11, 2012.

Name	Grant Date (1)	All Other Option Awards: No of Securities Underlying Options	Exercise or Base of Option Awards	Grant Date Fair Value of Option Awards (2)
Andrew Gengos	12/3/2012	700,000	$2.13	$791,429
John Yu, MD	9/24/2012	50,000	$3.00	$70,500
	10/24/2011	55,000	$1.42	$42,350
	4/4/2011	50,000	$2.25	$52,000
	9/27/2010	50,000	$0.90	$31,000
	3/1/2010	125,000	$0.90	$77,500
Manish Singh, PhD	4/4/2011	360,000	$2.25	$393,585
	9/27/2010	30,000	$0.90	$18,600
	2/18/2010	600,000	$0.90	$372,000
David Fractor	2/24/2012	10,000	$1.90	$10,300
	10/24/2011	10,000	$1.42	$8,500
	4/4/2011	42,000	$2.25	$43,680
James Bender, PhD	6/11/2012	75,000	$3.42	$145,500
	4/4/2011	120,000	$2.25	$134,835
	2/18/2010	150,000	$0.90	$93,000

(1)	All options were granted and approved on the same date with an exercise price equal to the closing market price of the Company’s common stock on the date of grant.
(2)	This column represents option awards computed in accordance with FASB ASC Topic 718 excluding the effect of estimated forfeitures related to service-based vesting conditions.

Option Exercises in 2012

The following table summarizes the option exercises for each of our named executive officers for the year ended December 31, 2012.

	Stock Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)
Manish Singh	409,523	1,290,000
Manish Singh	354,455	765,625
James Bender	14,679	43,890

(1)	The value realized on the exercise of stock options reflects the price at which shares acquired upon exercise of the stock options were sold or valued for income tax purposes, net of the exercise price for acquiring the shares.

Our named executive officers do not have any equity awards outstanding other than stock options.

We do not maintain any pension benefit plans or any nonqualified deferred compensation plans.

Change of Control and Severance Agreements

Change of control and severance agreements. We have entered into change of control and severance agreements with certain of our named executive officers, as set forth in their respective employment agreements.

The employment agreement with Mr. Gengos provides that in the event that we terminate his employment agreement without cause (as defined in the employment agreement) or Mr. Gengos terminates his employment agreement for good reason (as defined in the employment agreement), in either case prior to the closing of a change of control or more than 12 months following the closing of a change of control (as defined in the employment agreement), then (i) we upon such termination will be required to make a lump sum payment to Mr. Gengos equal to twelve months of his base annual salary; (ii) provided that Mr. Gengos timely elects continued coverage under COBRA, we will pay Mr. Gengos’ COBRA premiums to continue his coverage through the period starting on the separation from service and ending on the earliest to occur of (a) 12 months following separation from service, or (b) the date Mr. Gengos ceases to be eligible for COBRA continuation coverage for any reason; notwithstanding (a) or (b), if we determine that we cannot pay the COBRA premiums without a substantial risk of violating applicable law, we will instead pay to Mr. Gengos, on the first day of each calendar month, a fully taxable cash payment equal to the applicable COBRA premiums for that month, subject to applicable tax withholdings, for the remainder of the COBRA premium period; and (iii) we will accelerate the vesting of Mr. Gengos’ options so that 100% of his options will vest as of his last day of employment and will be exercisable for 90 days after termination.

The employment agreement with Dr. Yu provides that in the event we terminate his employment agreement without cause (as defined in the employment agreement), then (i) we immediately upon termination will be required to pay to Dr. Yu any accrued but unpaid base salary, any earned but unpaid bonus and any expense reimbursement amounts owed by the Company to Dr. Yu through the date of termination; and (ii) any stock options granted to Dr. Yu pursuant to the employment agreement, to the extent vested, will be retained by Dr. Yu and will be exercisable for 12 months after termination. In the event that Dr. Yu terminates his employment agreement for Good Reason (as defined in the employment agreement), then (i) we will be required to pay to Dr. Yu within five days after termination any accrued but unpaid base salary, any earned but unpaid bonus and any expense reimbursement amounts owed by the Company to Dr. Yu through the date of termination; and (ii) any stock options granted to Dr. Yu pursuant to the employment agreement, to the extent vested, will be retained by Dr. Yu and will be exercisable for 12 months after termination. In the event that Dr. Yu terminates his employment agreement without Good Reason, upon 60 days written notice, then, (i) we immediately upon termination will be required to pay to Dr. Yu any accrued but unpaid base salary, any earned but unpaid bonus and any expense reimbursement amounts owed by the Company to Dr. Yu through the date of termination; and (ii) any stock options granted to Dr. Yu pursuant to the employment agreement, to the extent vested, will be retained by Dr. Yu and will be exercisable for 90 days after termination.

The employment agreement with Dr. Bender provides that in the event that we terminate his employment agreement without cause (as defined in the employment agreement) or Dr. Bender terminates his employment for good reason (as defined in the employment agreement), then (i) we upon such termination will be required to make a lump sum payment to Dr. Bender equal to six months of his base annual salary, (ii) any stock options granted to Dr. Bender, to the extent vested, will be retained by Dr. Bender and will be exercisable on the terms described in his employment agreement, and (iii) the vesting of an additional number of shares subject to all options granted to Dr. Bender equal to 50% of all shares subject to such options that vest solely on the passage of time and that have not already vested will immediately accelerate and will be exercisable on the terms described above. If Dr. Bender terminates his employment for good reason (as defined in the employment agreement) following a merger or similar corporate transaction in which we are not the surviving entity and the surviving entity does not offer Dr. Bender an executive position at a compensation level at least equal to his then compensation under his employment agreement, he will receive the severance benefits described in the preceding sentence, except that he will also be entitled to receive a lump sum payment equal to one year of his base annual salary and 100% of his options (whether vesting based solely on the passage of time or otherwise) will immediately accelerate and will be exercisable.

Estimated Change of Control and Severance Benefits

The following charts present the approximate amount of the benefits that each of our named executive officers would have been entitled to have his employment terminated under the circumstances described in the preceding paragraphs on December 31, 2012.

Change of control benefits. The following chart presents our estimates of the dollar values of the benefits to which each of the named executive officers would have been entitled had benefits for termination in connection with a change of control been triggered on December 31, 2012:

	Change of Control(1)
Name	Salary Continuation ($)(2)	Continuation of COBRA ($)	Equity Acceleration ($)(3)	Total ($)
Andrew Gengos	$400,000	$26,352	$—	$426,352
John Yu, MD	$—	$—	$—	$—
David Fractor	$—	$—	$—	$—
James Bender	$94,000	$—	$—	$94,000
Manish Singh(4)	$—	$—	$—	$—

(1)	As described above, these severance amounts are generally payable if the executive officer’s employment is terminated without cause or for good reason from 90 days prior to or 12 months following a change of control.
(2)	Amounts in this column are based upon salary in effect as of December 31, 2012.
(3)	The aggregate dollar value to be realized in connection with the acceleration of the equity awards represents the difference between the aggregate market value of our common stock underlying the accelerated stock options, which was based on our common stock’s closing price of $1.92 per share as of December 31, 2012, and the aggregate exercise price of the accelerated stock options.
(4)	Dr. Singh resigned from the Company on August 14, 2012. Amounts for Dr. Singh represent the actual amounts received in connection with his resignation.

Severance benefits. The following chart presents our estimates of the dollar values of the benefits to which each of the named executive officers would have been entitled had his employment terminated by us under the circumstances described above without cause or by the executive for good reason (other than in connection with a change of control) on December 31, 2012:

	Termination by the Company Without Cause or Involuntary Termination for Good Reason
Name	Salary Continuation ($)(1)	Continuation of COBRA ($)	Total ($)
Andrew Gengos	$400,000	$26,352	$426,352
John Yu, MD	$—	$—	$—
David Fractor	$—	$—	$—
James Bender	$188,000	$—	$188,000
Manish Singh(2)	$—	$—	$—

(1)	Amounts in this column are based upon salary in effect as of December 31, 2012.
(2)	Dr. Singh resigned from the Company on August 14, 2012. Amounts for Dr. Singh represent the actual amounts received in connection with his resignation.

Employment Agreements and Offer Letter Agreement

We entered into employment agreements with certain of our named executive officers in connection with their commencement of employment with us. These employment agreements typically include the named executive officer’s initial base salary and stock option grant along with vesting provisions with respect to such initial stock option grant, as well as change of control and severance arrangements. See “Change of Control and Severance Agreements” above. We entered into an offer letter agreement with David Fractor in connection with his commencement of employment by us, including his initial base salary and stock option grant along with vesting provisions with respect to such initial stock option grant.

401(k) Plan

We have a 401(k) Plan to allow eligible employees to elect to reduce the amount of their compensation that is currently subject to income taxes. We currently do not make matching or other contributions to the 401(k) Plan on behalf of eligible employees, including our named executive officers.

Limitation on Liability and Indemnification Matters

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

In our employment agreements Dr. James Bender and David Fractor, we agreed to indemnify each of these officers for all claims arising out of performance of his duties, other than those arising out of his breach of the agreement or his gross negligence or willful misconduct.

In addition, we have entered into indemnification agreements with our directors, whereby we have agreed to indemnify our directors to the fullest extent permitted by law, including advancement of expenses incurred in legal proceedings to which the director was, or is threatened to be made, a party by reason of the fact that such director is or was a director, officer, employee or agent of the Company, provided that such director acted in good faith and in a manner that the director reasonably believed to be in, or not opposed to, the best interest of the Company.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. A director or officer can only enter into a 10b5-1 plan when he or she is not in possession of material non-public information regarding the Company. Under certain circumstances, a broker may subsequently execute trades pursuant to such plan, even if the director or officer has subsequently come into possession of material non-public information. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

On August 2, 2012, the board compensation was further revised. The cash compensation consists of an annual retainer for serving as a director, $30,000; in-person board meeting attendance, $2,500 per meeting; telephonic board meeting attendance, $750 per meeting lasting one hour or less or $1,500 per meeting lasting more than one hour; Chairman of the Board receives an additional $5,500 per year; Lead Director receives an additional $5,500 per year; Audit Committee Chairperson receives an additional $11,000 per year; the Chairpersons of the Compensation Committee and Nominating, Finance and Corporate Governance Committee receive a $5,500 annual retainer; each member of the Audit, Compensation, Finance and Nominating and Governance Committees receive a $2,000 annual retainer; and all Committee members and invited board members receive $500 per meeting lasting one hour or less or $1,000 per meeting lasting more than one hour for each meeting they attend. Upon formation of an Executive Committee, each member will receive a $5,250 annual retainer and $750 per meeting lasting one hour or less or $1,500 per meeting lasting more than one hour. All fees are to be paid quarterly. In addition, seven-year non-qualified stock options to purchase shares of our common stock are to be granted annually on the date of the annual stockholders’ meeting to each non-employee director at an exercise price equal to the last reported trading price of our common stock on that date, with such option to vest quarterly over the four-year period following the date of grant in the following amounts: Chairman of the Board – 50,000 shares, Lead Director – 50,000 shares, board members (other than Chair and Lead) 30,000 shares, Audit Committee Chair – 20,000 shares, Compensation Committee, Finance and Nominating and Corporate Governance Committee Chairs each to receive 10,000 shares, and members of Committees (other than Chairs) to receive 5,000 shares, with all vested options to be exercisable for 24 months after termination for any reason except termination for cause by us.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2012 for their services rendered as directors. The compensation of Mr. Gengos, who serves as a director and as our President and Chief Executive Officer and Dr. Singh, who previously served as a director and as our President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers.

Director Compensation for Fiscal Year 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)(7)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jacqueline Brandwynne	$44,250		$0					$44,250
Richard Chin	$61,370		$113,228	(2)				$174,598
Richard A. Cowell	$69,250		$84,443	(3)				$153,693
Navdeep Jaikaria	$60,000		$0					$60,000
Helen Kim	$61,875		$63,332	(4)				$125,207
Rahul Sighvi	$76,000		$105,553	(5)				$181,553
Gary Titus	$0		$0					$0
John Yu	$58,125		$70,369	(6)				$128,494

(1)	This column represents the aggregate grant date fair value of options awarded computed in accordance with FASB ASC topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 2 of our financial statements. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	On April 17, 2012, we granted to Dr. Chin a seven-year non-qualified option to purchase 22,500 shares of our common stock at an exercise price of $2.71 per share, vesting quarterly over a one-year period for his services as a director and on August 2, 2012, we granted to Dr. Chin a seven-year non-qualified option to purchase 10,000 shares of our common stock at an exercise price of $2.94 per share that vested upon issuance. Additionally, on September 24, 2012, we granted to Dr. Chin a seven-year non-qualified option to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share that vest quarterly over a period of four years.
(3)	On September 24, 2012, we granted to Mr. Cowell a seven-year non qualified option to purchase 60,000 shares of our common stock at an exercise price of $3.00 per share that vest quarterly over a period of four years.
(4)	On September 24, 2012, we granted to Ms. Kim a seven-year non qualified option to purchase 45,000 shares of our common stock at an exercise price of $3.00 per share that vest quarterly over a period of four years.
(5)	On September 24, 2012, we granted to Dr. Singhvi a seven-year non qualified option to purchase 75,000 shares of our common stock at an exercise price of $3.00 per share that vest quarterly over a period of four years.
(6)	On September 24, 2012, we granted to Dr. Yu a seven-year non qualified option to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share that vest quarterly over a period of four years.
(7)	As of December 31, 2012, our non-employee directors held vested and unvested options, which they received as compensation for their services as directors to purchase the following number of shares of our common stock: Jacqueline Brandwynne - 290,401 shares, Richard Chin - 82,500 shares, Richard Cowell - 333,301 shares, Helen Kim - 90,000 shares, Rahul Singhvi - 181,250 and John Yu - 281,068 shares.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is currently, or ever has been, an officer or employee of the Company. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 1, 2013 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and our directors and (c) by all executive officers and directors of this company as a group. As of February 1, 2013, there were 51,532,151 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)		Percentage of Class

John S. Yu, M.D.	6,614,076	(3)	11.37%

Andrew Gengos	0		*

James Bender, Ph.D.	227,554	(4)	*

David Fractor	65,375	(5)	*

Richard Chin, M.D.	33,125	(9)	*

Richard A. Cowell	290,801	(6)	*

Helen Kim	52,292	(7)	*

Rahul Singhvi, Sc.D.	161,875	(8)	*

Gary S. Titus	0		*

All executive officers and directors as a group (9 persons)(10)	7,445,098		12.63%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons shown is c/o ImmunoCellular Therapeutics, Ltd., 21900 Burbank Boulevard, 3rd Floor, Woodland Hills, California 91367.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days of February 1, 2013, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

(3)	Includes 6,604,076 shares of our common stock issuable upon exercise of options.
(4)	Includes 226,875 shares of our common stock issuable upon exercise of options
(5)	Includes 40,375 shares of our common stock issuable upon exercise of options
(6)	Includes 280,801 shares of our common stock issuable upon exercise of options.
(7)	Includes 50,625 shares of our common stock issuable upon exercise of options.
(8)	Includes 156,875 shares of our common stock issuable upon exercise of options.
(9)	All of the shares shown are subject to options.
(10)	Includes 7,392,752 shares of our common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2012, (i) the number of shares of our common stock that are issuable under our equity compensation plans upon the exercise of outstanding options, warrants and other rights, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	9,481,193	$1.26	2,225,862

Equity compensation plans not approved by stockholders	1,321,174	$1.24	—

Total	10,802,367	$1.25	2,225,862

Our stockholders approved our Equity Plan. The only awards that are outstanding under the Equity Plan as of December 31, 2012 are options to acquire 3,547,669 shares of our common stock. In September 2008 our stockholders increased the authorized number of shares of our common stock available to be issued under the Equity Plan from 1,500,000 shares to 3,400,000 shares. In March 2010, our Board approved an increase in the number of shares of our common stock available to be issued under our Equity Plan from 3,400,000 shares to 6,000,000 shares, which was approved by our stockholders in September 2010. In October 2011, our stockholders increased the authorized number of shares of our common stock available to be issued under the Equity Plan from 6,000,000 to 8,000,000 shares.

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

Equity compensation plans not approved by stockholders include (a) a ten year option to purchase 1,500,000 shares at an exercise price of $1.10 per share (of which 400,000 have been exercised) issued to Dr. Keith Black, on January 8, 2007 in connection with his appointment to our Scientific Advisory Board, and (b) two year and five year warrants to purchase up to a total of 221,174 shares of our common stock at exercise prices ranging from $1.50 to $2.00 issued pursuant to individual compensation arrangements entered into by us since March 22, 2010 with various consultants in connection with placement agent and advisory services.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The company did not engage in any “transactions with related persons” as described under Item 404 of rules promulgated by the Securities and Exchange Commission during the years ended December 31, 2012 or December 31, 2011.

Independent Directors

Information regarding our independent directors is set forth above in Item 10, above, under the captions “Business Experience and Directorships” and “Committees of the Board,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee appointed Marcum LLP as our independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011. The following table shows the fees that were paid or accrued by us for audit and other services provided by Marcum LLP during these two years.

	2012	2011
Audit fees (1)	$118,744	$66,166
Audit -related fees (2)	—	—
Tax fees (3)	3,905	5,200
All other fees (4)	119,023	91,807

Total*	$241,672	$163,173

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2010 and 2011 fiscal years.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.
(4)	These fees primarily represent fees for professional services related to the filing of various registration statements with the Securities and Exchange Commission.
*	All fees paid to Marcum LLP were preapproved by the Audit Committee.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1, which information is incorporated herein by reference. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (30)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (25)

3.6	Amendment to the Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (33)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (22)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (23)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (22)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (26)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (31)

4.9	Form of Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock*

4.10	Form of Debt Indenture, between Registrant and one or more trustees to be named (35)

4.11	Form of Senior Note*

4.12	Form of Subordinated Note*

4.13	Form of Common Stock Warrant Agreement and Warrant Certificate (35)

4.14	Form of Preferred Stock Warrant Agreement and Warrant Certificate (35)

4.15	Form of Debt Securities Warrant Agreement and Warrant Certificate (35)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (30)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Employment Agreement dated as of February 18, 2009, between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.** (17)

10.13	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.14	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.15	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. ** (17)

10.16	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.17	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.18	Agreement dated as of September 1, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.19	Amendment No. 1 to Employment Agreement dated as of September 14, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.20	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.21	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. **(21)

10.22	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. ** (27)

10.23	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. ** (27)

10.24	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (27)

10.25	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.26	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.27	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.** (22)

10.28	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (22)

10.29	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (22)

10.30	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (22)

10.31	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.32	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.33	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.** (24)

10.34	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (23)

10.35	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. (26)

10.36	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (26)

10.37	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † (28)

10.38	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (28)

10.39	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (28)

10.40	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (28)

10.41	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (28)

10.42	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.43	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.44	Employment Agreement dated as of April 4, 2011 between David Fractor and ImmunoCellular Therapeutics, Ltd. ** (29)

10.45	Employment Agreement dated as of February 1, 2011 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd. ** (29)

10.46	Employment Agreement dated as of February 18, 2011 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. ** (29)

10.47	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (29)

10.48	Agreement dated as of March 4, 2011 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd. ** (29)

10.49	Office Lease dated June 14, 2011 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (29)

10.50	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(32)

10.51	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†(32)

10.52	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (34)

10.53	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.(36)

10.54	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.** ***

10.55	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.***

23.1	Consent of Marcum LLP. ***

24.1	Power of Attorney (included in the signature page hereto)***

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101	The following financial information from the Annual Report on Form 10-K of ImmunoCellular, Ltd. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2012, and 2011; (2) Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and from February 25, 2004 (Inception) to December 31, 2012; (3) Statements of Stockholders’ Equity (Deficit) from February 25, 2004 (Inception) through December 31, 2012; (4) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and from February 25, 2004 (Inception) to December 31, 2012; and (5) Notes to Financial Statements.

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	To be filed by amendment.
**	Indicates a management contract or compensatory plan or arrangement.
***	Filed with this Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(22)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(23)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(24)	Previously filed by us on November 15, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(25)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.
(26)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(27)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(28)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(29)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(30)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(31)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(32)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(33)	Previously filed by us on May 25, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(34)	Previously filed by us on August 14, 2012 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(35)	Previously filed by us on September 21, 2012 as an exhibit to our Registration Statement on Form S-3, File No. 333-184010 and incorporated herein by reference.
(36)	Previously filed by us on October 19, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Date: March 11, 2013	By:	/s/ Andrew Gengos
Andrew Gengos President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Gengos and David Fractor or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Gengos	President, Chief Executive Officer and Director	March 11, 2013
Andrew Gengos

/s/ David Fractor	Principal Financial and Accounting Officer	March 11, 2013
David Fractor

/s/ Richard Chin	Director	March 11, 2013
Richard Chin, M.D.

/s/ Richard A. Cowell	Director	March 11, 2013
Richard A. Cowell

/s/ Helen S. Kim	Director	March 11, 2013
Helen S. Kim

/s/ Rahul Singhvi	Director	March 11, 2013
Rahul Singhvi, Sc.D.

/s/ Gary S. Titus	Director	March 11, 2013
Gary S. Titus

/s/ John S. Yu	Director	March 11, 2013
John S. Yu, M.D.

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Index to Financial Statements

Page
Financial Statements:

Reports of Independent Registered Public Accounting Firm – Marcum LLP	F-2
Balance Sheets as of December 31, 2012 and 2011	F-4
Statements of Operations for each of the three fiscal years in the period ended December 31, 2012 and from February 25, 2004 (Inception) to December 31, 2012	F-5
Statements of Shareholders Equity (Deficit) from February 25, 2004 (Inception) to December 31, 2012	F-6
Statements of Cash Flows for each of the three years in the period ended December 31, 2012 and from February 25, 2004 (Inception) to December 31, 2012	F-9
Notes to Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying balance sheets of ImmunoCellular Therapeutics, Ltd. (a Development Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2012, 2011 and 2010 and for the period from February 25, 2004 (inception) to December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) as of and for the years then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The accompanying financial statements of the Company for the period from February 25, 2004 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 29, 2010, expressed an unqualified opinion on those financial statements. The financial statements for the period from February 25, 2004 (inception) to December 31, 2009 reflect a net loss of $14,711,146. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 25, 2004 (inception) to December 31, 2009, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. (a Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 and for the period from February 25, 2004 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoCellular Therapeutics, Ltd.’s (a Development Stage Company) internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP
Los Angeles, CA
March 11, 2013

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Audit Committee of the

Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited ImmunoCellular Therapeutics, Ltd.‘s (a Development Stage Company) (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, ImmunoCellular Therapeutics, Ltd. (a Development Stage Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended December 31, 2012, 2011 and 2010, and for the period from February 25, 2004 (inception) to December 31, 2012 of the Company, and our report dated March 11, 2013 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Los Angeles, CA

March 11, 2013

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$26,216,668	$6,653,168
Other assets	714,508	91,286

Total current assets	26,931,176	6,744,454

Property and equipment, net	76,289	76,402
Other assets
Deferred offering costs	0	282,599
Deposits	11,736	47,302

Total assets	$27,019,201	$7,150,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$732,851	$1,316,540
Accrued compensation and benefits	309,345	318,946
Accrued expenses	56,111	125,803

Total current liabilities	1,098,307	1,761,289

Warrant Liability	2,852,880	2,157,408

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.0001 par value; 99,000,000 shares authorized; 51,500,996 shares and 28,613,984 shares issued and outstanding as of December 31, 2012 and 2011, respectively	5,150	2,861
Additional paid-in capital	66,231,694	31,902,890
Deficit accumulated during the development stage	(43,168,830)	(28,673,691)

Total shareholders’ equity	23,068,014	3,232,060

Total liabilities and shareholders’ equity	$27,019,201	$7,150,757

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31,

				February 25,
				2004 (Inception)
				to December 31,
	2012	2011	2010	2012
Revenues	$0	$0	$0	$300,000

Expenses:
Research and development	7,711,233	4,988,612	2,292,630	18,260,113
Stock based compensation	496,007	1,190,133	807,853	8,716,012
General and administrative	3,619,291	2,446,757	2,035,526	12,684,747

Total expenses	11,826,531	8,625,502	5,136,009	39,660,872

Loss before other income (expense) and income taxes	(11,826,531)	(8,625,502)	(5,136,009)	(39,360,872)
Interest income	8,609	4,346	4,105	347,744
Financing expense	(397,294)	0	0	(397,294)
Change in fair value of warrant liability	(2,279,923)	2,901,253	(1,018,238)	(1,665,908)

Net loss before income taxes	(14,495,139)	(5,719,903)	(6,150,142)	(41,076,330)
Income taxes	0	0	0	0

Net loss	(14,495,139)	(5,719,903)	(6,150,142)	(41,076,330)
Deemed dividend on redemption of preferred stock	0	0	(2,092,500)	(2,092,500)

Net loss attributable to common stockholders	($14,495,139)	($5,719,903)	($8,242,642)	($43,168,830)

Net loss per share, basic and diluted	$(0.35)	$(0.21)	$(0.32)	$(2.48)

Net loss per share attributable to common shareholders, basic and diluted	$(0.35)	$(0.21)	$(0.43)	$(2.60)

Weighted average number of shares outstanding basic and diluted	41,797,048	27,450,559	19,188,541	16,579,571

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Promissory	Development
	Shares	Amount	Shares	Amount	Capital	Note	Stage	Total
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash at $0.00078 per share in April 2004	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash at $0.19 per share in April 2005	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash at $0.32 per share in April 2005	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development at $0.99 per share in September 2005	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash in private placements at $1.00 per share, net of redemptions in December 2006	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development at $1.00 per share in November 2006	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Promissory	Development
	Shares	Amount	Shares	Amount	Capital	Note	Stage	Total

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash in private placements at $1.50 per share in May 2007	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative	0	0	0	0	2,233,600	0	0	2,233,600
Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development at $0.53 per share in February 2008	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development at $0.65 per share in June 2008	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash at $1.00 per share, net of offering costs in May 2010	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash at $10,000 per share, net of offering costs in May 2010	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0
Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500
Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0
Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000
Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Promissory	Development
	Shares	Amount	Shares	Amount	Capital	Note	Stage	Total

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830
Common stock and warrants issued for cash at $1.55 per share, net of offering costs in February 2011	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379
Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

Balance at December 31, 2011	0	0	28,613,984	2,861	31,902,890	—	(28,673,691)	3,232,060
Common stock and warrants issued for cash at $1.10 per share, net of offering costs in January 2012	0	0	9,489,436	949	9,270,421	0	0	9,271,370
Common stock and warrants issued for cash at $2.10 per share, net of offering costs in October 2012	0	0	10,000,000	1,000	19,358,553	0	0	19,359,553
Exercise of warrants	0	0	2,295,334	230	3,201,688	0	0	3,201,918
Reclassification of warrant liability upon exercise	0	0	0	0	1,981,745	0	0	1,981,745
Cashless exercise of warrants	0	0	288,973	29	(29)	0	0	0
Cashless exercise of stock options	0	0	792,018	79	(79)	0	0	0
Restricted stock vested	0	0	1,251	0	0	0	0	0
Stock based compensation	0	0	0	0	496,007	0	0	496,007
Exercise of stock options	0	0	20,000	2	20,498	0	0	20,500
Net loss	0	0	0	0	0	0	(14,495,139)	(14,495,139)

Balance at December 31, 2012	0	$0	51,500,996	$5,150	$66,231,694	—	$(43,168,830)	$23,068,014

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31,

	2012	2011	2010	February 25, 2004 (Inception) to December 31, 2012
Cash flows from operating activities:
Net loss	$(14,495,139)	$(5,719,903)	$(6,150,142)	$(41,076,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,823	20,357	3,633	75,285
Interest accrued on promissory note	0	1,264	(1,264)	0
Change in fair value of warrant liability	2,279,923	(2,901,253)	1,018,238	1,665,908
Financing expense	397,294	0	0	397,294
Stock-based compensation	496,007	1,190,133	745,697	8,653,856
Common stock issued for services	0	0	62,156	98,703
Common stock issued for research and development	0	0	0	1,335,760
Changes in assets and liabilities:
Other assets	(623,538)	(105,581)	(3,256)	(792,407)
Accounts payable	(401,090)	962,876	(54,886)	732,501
Accrued liabilities	(79,293)	168,365	126,264	365,456

Net cash used in operating activities	(12,380,013)	(6,383,742)	(4,253,560)	(28,543,974)

Cash flows from investing activities:
Sale of short-term investments, net	0	0	1,075,903	0
Purchase of property and equipment	(9,828)	(84,392)	(10,572)	(155,692)
Cash paid for sale of Optical Molecular
Imaging, Inc.	0	0	0	(25,000)

Net cash used in investing activities	(9,828)	(84,392)	1,065,331	(180,692)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,500	388,379	26,500	450,713
Proceeds from exercise of warrants	3,201,918	0	0	3,664,666
Payments on promissory note receivable	0	53,018	0	53,018
Proceeds from issuance of common stock and warrants net of offering costs	28,730,923	7,360,129	4,370,994	46,993,779
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	0	3,779,158	3,779,158

Net cash provided by financing activities	31,953,341	7,801,526	8,176,652	54,941,334

Increase in cash and cash equivalents	19,563,500	1,333,392	4,988,423	26,216,668
Cash and cash equivalents, beginning of	6,653,168	5,319,776	331,353	0

Cash and cash equivalents, end of period	$26,216,668	$6,653,168	$5,319,776	$26,216,668

Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0	$0

Income taxes paid	$0	$0	$0	$0

Supplemental non -cash financing disclosures:
Exercise of warrants in exchange for promissory note	$0	$0	$3,350,000	$3,350,000

Redemption of preferred stock for repayment of promissory note	$0	$0	$3,350,000	$3,350,000

Deemed dividend on redemption of preferred stock	$0	$0	$954,750	$954,750

Warrant liability converted to additional paid-in capital	1,981,745	$0	$0	$1,981,745

Deposits used to acquire property and equipment	$35,882	$0	$0	$35,882

Deferred offering costs	$0	$182,599	$0	$182,599

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. As of December 31, 2012, the Company entered the 21st month of the Phase II trial for ICT-107. The Company has also received FDA acceptance for two investigational new drugs, ICT-121 and ICT-140. As a result, the Company has incurred operating losses and, as of December 31, 2012, the Company had an accumulated deficit of $43,168,830. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise—The Company is a development stage enterprise and is devoting substantially all our present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity—As of December 31, 2012, the Company had working capital of $25,832,869, compared to working capital of $4,983,165 as of December 31, 2011. We believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents—The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2012 and December 31, 2011, the Company had $23,646,922 and $6,238,313, respectively, of certificates of deposit. The Company places its cash and cash equivalents with high credit quality financial institutions.

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

Stock option grants issued prior to March 31, 2011 to employees and officers and directors were valued using the Black-Scholes pricing model. Stock option grants made subsequent to March 31, 2011 were valued using the binomial lattice simulation model. The following assumptions were used to value the grants:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Risk-free interest rate	0.49%	1.89%	1.24%
Expected dividend yield	None	None	None
Expected life	4.40 years	5.8 years	3.7 years
Expected volatility	66.1%	64%	102%
Expected forfeitures	0%	0%	0%

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012, 2011 and 2010 was $1.29, $0.98 and $0.62, respectively.

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

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2012, the Company had approximately 23.6 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes—The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2012, 2011 and 2010, remain open for possible review.

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

Basic and Diluted Net Loss per Common Share—Basic and diluted net loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per share for the years ended December 31, 2012, 2011 and 2010, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted net loss per share, totaled 24,139,760, 17,405,930 and 10,555,297 shares at December 31, 2012, 2011 and 2010, respectively.

Recently Issued Accounting Standards— In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the ASU as required. The ASU affected the Company’s fair value disclosures, but did not affect the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future condensed financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2012	2011
Computers	$23,192	$15,494
Research equipment	128,381	90,370

	151,573	105,864
Accumulated depreciation	(75,284)	(29,462)

	$76,289	$76,402

Depreciation expense was $45,823, $20,357and $3,633 for the years ended December 31, 2012, 2011 and 2010, respectively.

4.	Related-Party Transactions

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

Effective September 1, 2012, the Company entered into a new agreement with Cedars-Sinai whereby Cedars-Sinai will provide research support for ICT-107 Phase III trial, ovarian antigen expression in support of ICT-140 and CD133 experiments in support of ICT-121. The agreement extends through September 19, 2013, and provides for payments of approximately $330,000.

5.	Commitments and Contingencies

Sponsored Research Agreements

In an effort to expand the Company’s intellection property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into two contract amendments. The first amendment occurred on January 20, 2011, whereby Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. On February 4, 2012, the second amendment was finalized. This second amendment extended the services to be provided by Aptiv and further increased the fees by $986,783. The second amendment also extended the term of the agreement to March 31, 2014. On January 11, 2013, the third amendment was finalized whereby the services were further extended and the fees were further increased by $608,201. The total aggregate fee pursuant to the original agreement and the three modifications is $5,078,169. As of December 31, 2012, the Company’s remaining obligation under the existing commitment is approximately $1.1 million including the January 11, 2013 amendment. (See Subsequent Event)

University of Pennsylvania

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

Torrey Pines

On October 1, 2012, the Company entered into a Contract Services Agreement with Torrey Pines under which the Company has engaged Torrey Pines to determine the immunogenicity of certain peptides that are used in conjunction with the Company’s ICT-107 Phase IIb trial and in the development of ICT-140. The Company agreed to pay an upfront nonrefundable and noncreditable fee and is obligated to pay the remainder at the conclusion of the contract.

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor received a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement. On October 24, 2011, the Company increased Mr. Fractor’s monthly salary to $8,000 and the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.42 per share, with such options to vest in equal annual installments over a four-year term. On February 24, 2012, the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.90 per share, with such options to vest over a one-year term. Effective September 1, 2012, the Company increased Mr. Fractor’s monthly salary to $12,000. Additionally, Mr. Fractor is eligible for a discretionary cash bonus.

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

Employment agreement with Peter Ho

Effective September 1, 2011, the Company entered into an Employment Agreement with Mr. Peter Ho pursuant to which Mr. Ho will serve on a full-time basis as the Company’s Director of Business Development and Technical Licensing for a one-year term commencing September 1, 2011. The Employment Agreement automatically renews on the anniversary date each year thereafter for successive one-year terms unless terminated by either party. The employment agreement was automatically renewed on September 1, 2012.

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

Effective August 15, 2012, Dr. Yu agreed to serve as the Company’s interim Chief Executive Officer until such time as the Company hired a permanent Chief Executive Officer. The Company and Dr. Yu agreed to increase Dr. Yu’s annual salary to $231,525 during this interim period. On December 3, 2012, the Company engaged Mr. Andrew Gengos to serve as the Company’s permanent Chief Executive Officer. Dr. Yu continues to serve as the Company’s Chief Scientific Officer. For the year ended December 31, 2012, Dr. Yu received a discretionary bonus of $40,000.

Agreement with Andrew Gengos

On December 3, 2012, the Company entered into an Agreement with Mr. Andrew Gengos pursuant to which Mr. Gengos will serve as the Company’s President and Chief Executive Officer. The Agreement may be terminated be either party with or without cause.

The Agreement provides for an annual base salary of $400,000. Additionally, beginning in 2013, Mr. Gengos is eligible for an annual discretionary bonus of up to 40% of his base annual salary as determined by the Company’s Board of Directors. Mr. Gengos is also entitled to a seven-year stock incentive stock option grant to purchase 700,000 shares of the Company’s common stock at an exercise price of $2.13 per share, which was the closing price of the Company’s common stock on the date of grant. The option vests in one annual installment of 175,000 shares on December 2, 2013, and in 36 equal monthly installments thereafter. The vesting of the stock options will accelerate such that the stock options will be fully vested on his last day of employment. The options may be exercised during Mr. Gengos’ employment with the Company and for 90 days after termination for any reason except termination without cause by Mr. Gengos or termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event the Company terminates Mr. Gengos’ employment without cause, or in the event Mr. Gengos resigns for good cause, Mr. Gengos will be entitled to severance equal to one-year of Mr. Gengos base salary in effect at the date of termination. Additionally, the Company will pay Mr. Gengos COBRA premiums for a period of up to one-year.

Operating Lease

The Company leases its office space through June 30, 2013 at a monthly base rental of $4,410. Rent expense was approximately $55,000, $40,000 and $35,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to December 31, 2012.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$1,375,314	$1,064,757	$310,557	$—	$—
Operating lease obligation	$26,460	26,460	—	—	—

	$1,401,774	$1,091,217	$310,557	$—	$—

6.	Shareholders’ Equity

Common Stock

In March 2010, the Company raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below.)

In May 2010, the Company raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

In February 2011, the Company raised $7,460,129 (after commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,609,898 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. The January and October 2012 underwritten public offerings (see below) provided for the issuance of shares at prices that were less than $1.55. Accordingly, the exercise price of these warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,696 net of exercises. (See “Warrants and Warrant Liabilities” below)

In January 2012, the Company raised $9,271,370 in an underwritten public offering, net of offering expenses of approximately $1.1 million, from the sale of 9,489,436 shares of common stock and warrants to purchase 4,744,718 shares of common stock at an exercise price of $1.41 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants are accounted for as equity.

In October 2012, the Company raised $19,359,553 in an underwritten public offering, net of offering expenses of approximately $1.6 million, from the sale of 10,000,000 shares of common stock and warrants to purchase 4,500,000 shares of common stock at an exercise price of $2.65 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants are accounted for as equity.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (“Plan”). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. Options to purchase 3,547,769 common shares have been granted under the Plan and are outstanding as of December 31, 2012.

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

The following table summarizes stock option activity for the Company during the three years ended December 31, 2012:

		Weighted	Weigted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2009	10,555,927	$0.99
Granted	1,347,500	$0.43
Exercised	(455,332)	$0.69
Forfeited or expired	(353,250)	$0.93

Outstanding December 31, 2010	11,094,845	$0.92
Granted	1,077,000	$0.91
Exercised	(1,269,767)	$0.39
Forfeited or expired	(128,000)	$1.04

Outstanding December 31, 2011	10,774,078	$1.07
Granted	1,292,500	$2.50
Exercised	(1,285,384)	$0.95
Forfeited or expired	(200,000)	$2.25

Outstanding December 31, 2012	10,581,194	$1.16	4.2	$8,102,097

Vested or expected to vest at December 31, 2012	9,019,792	$1.04	3.7	$8,050,847

As of December 31, 2012, the total unrecognized compensation cost related to unvested stock options amounted to $1,600,043, which will be amortized over the weighted-average remaining requisite service period of approximately 23 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants had a term of 26 months from the date of issuance. As of December 31, 2012, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of December 31, 2012, warrants to purchase 1,207,137 shares of the Company’s common stock were outstanding related to this private placement. (see Warrant Liabilities below)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of December 31, 2012, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than

$1.55. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,696 net of exercises. As of December 31, 2012, warrants to purchase 2,789,606 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2012, warrants to purchase 3,561,449 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2012, warrants to purchase 4,500,000 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On December 31, 2012, the price per share of Company’s common stock was $1.92 per share compared to $1.36 per share at December 31, 2011 and $1.36 per share at December 31, 2010.

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2011, assumed (i) dividend yield 0%; (ii) expected volatility of 62%; (iii) risk free rate of 0.05% and (iv) expected term of .42 years. Based upon this model, the Company recorded a credit to other income of $288,144 for the year ended December 31, 2011. During 2012, the remaining warrants were fully exercised; however, the Company recognized an expense of $745,500 as the Company revalued the warrants through the date of exercise.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011 the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The binomial lattice simulation model used by the Company at December 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 60%; (iii) risk free rate of 0.17% and (iv) expected term of 1.42 years. Based upon this model, the Company recorded a credit to other income of $589,100 during the year ended December 31, 2011. As of December 31, 2012, the Company revalued the warrants assuming (i) dividend yield of 0%; (ii) expected volatility of 78%; (iii) risk free rate of 0.08% and (iv) expected term of 0.42 years. For the year ended December 31, 2012, the Company recorded a charge to other expense of $357,808. As of December 31, 2012, the carrying value of the warrant liability is $562,526.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2011, assumed (i) dividend yield of 0%; (ii) expected volatility of 66%; (iii) risk free rate of 0.46% and (iv) expected term of 3.42 years. Based upon this model, the Company recorded a credit to other income of $714,150 for the year ended December 31, 2011. As of December 31, 2012, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 67%; (iii) risk free rate of 0.30% and (iv) expected term of 2.42 years. For the year ended December 31, 2012, the Company recorded a charge to other expense of $128,344. As of December 31, 2012, the carrying value of the warrant liability is $588,694.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,696 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. As of December 31, 2011, the Company revalued the warrants using the lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 65%; (iii) risk free rate of 0.63% and (iv) expected term of 4.15 years. Based upon this model, the Company recorded a credit to other income of $1,309,858 during the year ended December 31, 2011. As of December 31, 2012, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 67%; (iii) risk free rate of 0.39% and (iv) expected term of 3.15 years. For the year ended December 31, 2012, the Company recorded a charge to other expense of $1,048,271. As of December 31, 2012, the carrying value of the warrant liability is $1,701,660.

The below table summarizes the warrant liability activity for the years ended December 31, 2012, 2011 and 2010. The loss included in earnings is reflective of several factors including the increase in the Company’s stock during the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Beginning Balance, January 1	$2,157,408	$2,581,871	$—
Issuance of warrants and effect of repricing	397,294	—	4,871,133
Exercise of warrants	(1,981,745)	2,476,790	(3,307,500)
(Gain) or loss included in earnings	2,279,923	(2.901.253)	1,018,238
Transfers in and/or out of Level 3	—	—	—

Ending Balance, December 31	$2,852,880	$2,157,408	$2,581,871

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the years ended December 31, 2012 and 2011.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of December 31, 2012, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	2012	2011	2010
Income tax benefit at the federal statutory rate	-34%	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%	-6%
Change in fair value of warrant liability	-6%	20%	7%
Change in valuation allowance for deferred tax assets	46%	20%	33%

Total	0%	0%	0%

Deferred taxes consisted of the following:

	December 31, 2012	December 31, 2011
Net operating loss carryforwards	$12,821,749	$8,274,061
Stock-based compensation	1,796,954	2,730,729
Less valuation allowance	(14,618,703)	(11,004,790)

Net deferred tax asset	$—	$—

As of December 31, 2012, the Company had federal and California income tax net operating loss carryforwards of approximately $32,100,000 each. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. While the Company underwent an ownership change in 2012 as defined by Section 382 of the Internal Revenue Code, the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code, it may incur limitations in the future if there is a change in ownership.

9.	Supplementary Financial Information

Summary of Quarterly Results (Unaudited)

	Quarter Ended
	March	June	September	December	Fiscal Year
Fiscal 2012
Revenues	$—	$—	$—	$—	$—
Net income (loss)	(7,889,435)	(6,451,817)	(637,627)	483,740	(14,495,139)
Net income (loss) per common share
Basic	$(0.21)	$(0.16)	$(0.02)	$0.01	$(0.35)
Diluted	$(0.21)	$(0.16)	$(0.02)	$0.01	$(0.35)

Fiscal 2011
Revenues	$—	$—	$—	$—	$—
Net income (loss)	(2,758,271)	(1,550,825)	87,912	(1,498,719)	(5,719,903)
Net income (loss) per common share
Basic	$(0.11)	$(0.05)	$—	$(0.05)	$(0.21)
Diluted	$(0.11)	$(0.05)	$—	$(0.05)	$(0.21)

10.	Subsequent Events

Sponsored Research Agreement

On January 11, 2013, the Company concluded its third contract amendment with Aptiv to extend the sponsored research services to be provided by Aptiv and increased the Company’s commitment to Aptiv by $608,201. Additionally, this amendment extended the term of the research agreement to May 3, 2014.

Warrant Exercises

Subsequent to December 31, 2012, certain warrant holders exercised 4,050 warrants for cash and received 4,050 shares of the Company’s common stock and the Company received $10,732.

Stock Option Grants

The Company’s Board of Directors approved the granting of 212,288 stock options to its new board member, certain officers and employees on March 1, 2013. These options have an exercise price equal to the closing stock price on March 7, 2013 ($2.72) and will vest over a period of four years.

IMMUNOCELLULAR THERAPETUICS, LTD.

Schedule II - Valuation and Qualifying Accounts

	Additions
	Beginning Balance	Charged to Costs & Expenses	Other Accounts	Deductions	Ending Balance
2012
Deferred Tax Asset Valuation Allowance	$11,004,790	$3,613,913			$14,618,703

2011
Deferred Tax Asset Valuation Allowance	$7,429,620	$3,575,170			$11,004,790

2010
Deferred Tax Asset Valuation Allowance	$5,376,859	$2,052,761			$7,429,620

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (30)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (25)

3.6	Amendment to the Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (33)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (22)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (23)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (22)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (26)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (31)

4.9	Form of Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock*

4.10	Form of Debt Indenture, between Registrant and one or more trustees to be named (35)

4.11	Form of Senior Note*

4.12	Form of Subordinated Note*

4.13	Form of Common Stock Warrant Agreement and Warrant Certificate (35)

4.14	Form of Preferred Stock Warrant Agreement and Warrant Certificate (35)

4.15	Form of Debt Securities Warrant Agreement and Warrant Certificate (35)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (30)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

Ex - 1

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Employment Agreement dated as of February 18, 2009, between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd.** (17)

10.13	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.14	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.15	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. ** (17)

10.16	Office lease dated April 28, 2008 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd., as amended. (17)

10.17	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.18	Agreement dated as of September 1, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.19	Amendment No. 1 to Employment Agreement dated as of September 14, 2009 between James G. Bender and ImmunoCellular Therapeutics, Ltd. **(19)

10.20	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.21	Employment Agreement dated as of October 30, 2009 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd. **(21)

10.22	Employment Agreement dated as of February 1, 2010 between James G. Bender and ImmunoCellular Therapeutics, Ltd. ** (27)

10.23	Employment Agreement dated as of February 18, 2010 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. ** (27)

10.24	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (27)

10.25	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.26	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.27	Agreement dated as of March 4, 2010 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd.** (22)

Ex - 2

10.28	Office Lease dated April 1, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (22)

10.29	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (22)

10.30	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (22)

10.31	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.32	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (23)

10.33	Employment Agreement dated as of October 30, 2010 between C. Kirk Peacock and ImmunoCellular Therapeutics, Ltd.** (24)

10.34	Office Lease dated May 7, 2010 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (23)

10.35	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. (26)

10.36	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (26)

10.37	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † (28)

10.38	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (28)

10.39	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (28)

10.40	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (28)

10.41	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (28)

10.42	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.43	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (28)

10.44	Employment Agreement dated as of April 4, 2011 between David Fractor and ImmunoCellular Therapeutics, Ltd. ** (29)

10.45	Employment Agreement dated as of February 1, 2011 between Dr. James Bender and ImmunoCellular Therapeutics, Ltd. ** (29)

10.46	Employment Agreement dated as of February 18, 2011 between Dr. Manish Singh and ImmunoCellular Therapeutics, Ltd. ** (29)

10.47	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (29)

10.48	Agreement dated as of March 4, 2011 between Dr. Elma Hawkins and ImmunoCellular Therapeutics, Ltd. ** (29)

10.49	Office Lease dated June 14, 2011 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (29)

10.50	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(32)

10.51	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†*(32)

Ex - 3

10.52	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (34)

10.53	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.(36)

10.54	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.** ***

10.55	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.***

23.1	Consent of Marcum LLP. ***

24.1	Power of Attorney (included in the signature page hereto)***

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101	The following financial information from the Annual Report on Form 10-K of ImmunoCellular, Ltd. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2012, and 2011; (2) Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and from February 25, 2004 (Inception) to December 31, 2012; (3) Statements of Stockholders’ Equity (Deficit) from February 25, 2004 (Inception) through December 31, 2012; (4) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and from February 25, 2004 (Inception) to December 31, 2012; and (5) Notes to Financial Statements.

†	Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.
*	To be filed by amendment.
**	Indicates a management contract or compensatory plan or arrangement.
***	Filed with this Form 10-K.
(1)	Previously filed by us on January 26, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed by us on November 3, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed by us on May 9, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Previously filed by us on February 6, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Ex - 4

(5)	Previously filed by us on February 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-140598, and incorporated herein by reference.
(6)	Previously filed by us on May 1, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-142480, and incorporated herein by reference.
(7)	Previously filed by us on July 12, 2007 as an exhibit to our Registration Statement on Form SB-2, File No. 333-144521, and incorporated herein by reference
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on December 23, 2009 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

Ex - 5

(22)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(23)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(24)	Previously filed by us on November 15, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(25)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.
(26)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(27)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(28)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(29)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(30)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(31)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(32)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(33)	Previously filed by us on May 25, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(34)	Previously filed by us on August 14, 2012 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(35)	Previously filed by us on September 21, 2012 as an exhibit to our Registration Statement on Form S-3, File No. 333-184010 and incorporated herein by reference.
(36)	Previously filed by us on October 19, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Ex - 6