Form 10-Q
period 2013-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2013-05-10
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The Issuer had 52,728,483 shares of its common stock outstanding as of May 7, 2013.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2013	December 31, 2012

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 24,104,258	$ 26,216,668
Other assets	818,042	714,508

Total current assets	24,922,300	26,931,176

Property and equipment, net	61,629	76,289

Deposits	86,735	11,736

Total assets	$ 25,070,664	$ 27,019,201

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 705,898	$ 732,851
Accrued compensation and benefits	89,698	309,345
Accrued expenses	362,292	56,111

Total current liabilities	1,157,888	1,098,307

Warrant Liability	5,484,562	2,852,880

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.0001 par value; 99,000,000 shares authorized; 51,673,145 shares and 51,500,996 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	5,167	5,150
Additional paid in capital	66,565,668	66,231,694
Deficit accumulated during the development stage	(48,142,621)	(43,168,830)

Total shareholders’ equity	18,428,214	23,068,014

Total liabilities and shareholders’ equity	$ 25,070,664	$ 27,019,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	February 25, 2004 (Inception) to March 31, 2013

Revenues	$ 0	$ 0	$ 300,000

Expenses:
Research and development	1,415,261	1,998,536	19,675,374
Stock based compensation	164,128	245,107	8,880,140
General and administrative	769,267	805,798	13,454,014

Total expenses	2,348,656	3,049,441	42,009,528

Loss before other income (expense) and income taxes	(2,348,656)	(3,049,441)	(41,709,528)
Interest income	6,548	1,034	354,292
Financing expense	0	(368,524)	(397,294)
Change in fair value of warrant liability	(2,631,683)	(4,472,504)	(4,297,591)

Loss before income taxes	(4,973,791)	(7,889,435)	(46,050,121)
Income taxes	0	0	0

Net loss	(4,973,791)	(7,889,435)	(46,050,121)
Deemed dividend on redemption of preferred stock	0	0	(2,092,500)

Net loss attributable to common stock	$ (4,973,791)	$ (7,889,435)	$ (48,142,621)

Net loss per share, basic and diluted	$ (0.010)	$ (0.21)	$ (2.75)

Weighted average number of shares basic and diluted	51,547,632	36,984,459	17,526,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock Shares Amount		Common Stock Shares Amount

					Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total

Initial capitalization at $0.00002 per share	0	$ 0	6,256,500	$ 10	$ 87	$ 0	$ 0	$ 97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546

Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0

Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522

Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600

Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

Balance at December 31, 2007	0	0	11,782,493	1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000

Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814

Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995

Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738

Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0

Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500

Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0

Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000

Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)

Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830

Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379

Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)

Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

Balance at December 31, 2011	0	0	28,613,984	2,861	31,902,890	—	(28,673,691)	3,232,060

Common stock and warrants issued for cash during 2012 at $1.10 per share, net of offering costs in January 2012	0	0	9,489,436	949	9,270,421	0	0	9,271,370

Common stock and warrants issued for cash during 2012 at $2.10 per share, net of offering costs in October 2012	0	0	10,000,000	1,000	19,358,553	0	0	19,359,553
Exercise of warrants	0	0	2,295,334	230	3,201,690	0	0	3,201,920
Reclassification of warrant liability upon exercise	0	0	0	0	1,981,743	0	0	1,981,743
Cashless exercise of warrants	0	0	288,973	29	(29)	0	0	0
Cashless exercise of stock options	0	0	792,018	79	(79)	0	0	0
Restricted stock vested	0	0	1,251	0	0	0	0	0
Stock based compensation	0	0	0	0	496,007	0	0	496,007
Exercise of stock options	0	0	20,000	2	20,498	0	0	20,500
Net loss	0	0	0	0	0	0	(14,495,139)	(14,495,139)

Balance at December 31, 2012	0	0	51,500,996	5,150	66,231,694	0	(43,168,830)	23,068,014

Exercise of warrants	0	0	4,050	0	10,732	0	0	10,732
Exercise of stock options	0	0	95,401	10	84,121	0	0	84,131
Cashless exercise of stock options	0	0	41,543	4	(4)	0	0	0
Stock based compensation	0	0	0	0	164,128	0	0	164,128
Common stock issued for license rights in January 2013 at $2.41 per share	0	0	31,155	3	74,997	0	0	75,000
Net loss	0	0	0	0	0	0	(4,973,791)	(4,973,791)

Balance at March 31, 2013	0	$ 0	51,673,145	$ 5,167	$ 66,565,668	$ —	$ (48,142,621)	$ 18,428,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	February 25, 2004 (Inception) March 31, 2013

Cash flows from operating activities:
Net loss	$ (4,973,791)	$ (7,889,435)	$ (46,050,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,842	11,444	86,127
Loss on disposal of assets	3,817	0	3,817
Interest accrued on promissory note	0	0	0
Change in fair value of warrant liability	2,631,683	4,472,504	4,297,591
Financing expense	0	368,524	397,294
Stock-based compensation	164,128	245,107	8,817,984
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:
Other assets	(103,533)	(651,229)	(895,940)
Accounts payable	(26,953)	(430,720)	705,548
Accrued liabilities	86,534	295,239	451,990

Net cash used in operating activities	(2,207,273)	(3,578,566)	(30,751,247)

Cash flows from investing activities:
Purchase of property and equipment	0	(5,668)	(155,692)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)

Net cash used in investing activities	0	(5,668)	(180,692)

Cash flows from financing activities:
Proceeds from exercise of stock options	84,131	0	534,844
Proceeds from exercise of warrants	10,732	1,115,605	3,675,398
Payments on promissory note receivable	0	0	53,018
Proceeds from issuance of common stock and warrants, net of offering costs	0	9,371,370	46,993,779
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	0	3,779,158

Net cash provided by financing activities	94,863	10,486,975	55,036,197
Increase (decrease) in cash and cash equivalents	(2,112,410)	6,902,741	24,104,258
Cash and cash equivalents, beginning of period	26,216,668	6,653,168	0

Cash and cash equivalents, end of period	$ 24,104,258	$ 13,555,909	$ 24,104,258

Supplemental cash flows disclosures:
Interest expense paid	$ —	$ —	$ —

Income taxes paid	$ —	$ —	$ —

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$ —	$ —	$ 3,350,000

Redemption of preferred stock for repayment of promissory note	$ —	$ —	$ 3,350,000

Deemed dividend on redemption of preferred stock	$ —	$ —	$ 2,092,500

Warrant liability converted to additional paid in capital upon exercise	$ 0	$ 575,197	$ 1,981,745

Deposits used to acquire property and equipment	$ 0	$ 35,882	$ 35,882

Deferred offering costs	$ —	$ —	$ 182,599

Common stock issued for license rights	$ 75,000	$ —	$ 75,000

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product, ICT-107, is in Phase II clinical development. The Company has two other candidates, ICT-140 and ICT-121, that each have investigational new drug (IND) applications for initiation of clinical development.  The Company has sustained operating losses and, as of March 31, 2013, the Company had an accumulated deficit of $48,142,621. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 and for the period from February 25, 2004 (inception) to March 31, 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2012 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2012 filed with the  Securities and Exchange Commission (SEC) on March 11, 2013.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2012. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise – The Company is a development stage enterprise and is devoting substantially all of its present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity – As of March 31, 2013, the Company had working capital of $23,764,412, compared to working capital of $25,832,869 as of December 31, 2012. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for the next twelve months, although there is no assurance that such proceeds will be sufficient.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of March 31, 2013 and December 31, 2012, the Company had $23,403,470 and $23,646,922, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Three months Ended March 31, 2013	Three months Ended March 31, 2012

Risk-free interest rate	0.74%	0.80%
Expected dividend yield	None	None
Expected life	4.5 Years	3.8 Years
Expected volatility	90.6%	75.4%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the three months ended March 31, 2013, the expected volatility is based upon the historical volatility of the Company’s common stock. For the three months ended March 31, 2012, the expected volatility is based on market prices of traded options for comparable entities within our industry. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2013, the Company had approximately 21.1 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of March 31, 2013 and December 31, 2012, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2012, 2011, 2010 and 2009 remain open for possible review.

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant derivative liability is estimated using the Binomial Lattice option valuation model.

Fair value for financial reporting is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1—quoted prices in active markets for identical assets or liabilities

Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation ifthe effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 24,172,596 shares and 15,895,165 shares   at March 31, 2013 and 2012 respectively.

Recently Issued Accounting Standards –

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, which further amends the Comprehensive Income Topic of the ASC. This amendment requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is being reclassified in its entirety to net income. This standard became effective for periods beginning after December 15, 2012. The adoption of these ASU’s did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012

Computers	$ 23,192	$ 23,192
Research equipment	117,809	128,381

	141,001	151,573
Accumulated depreciation	(79,372)	(75,284)

	$ 61,629	$ 76,289

Depreciation expense was $10,842 and $11,444 for the three months ended March 31, 2013 and 2012, respectively. Depreciation expense was $86,127 for the period from February 25, 2004 (date of inception) to March 31, 2013.

4.	Related-Party Transactions

Cedars-Sinai Medical Center License Agreement

Dr. John Yu, our Chief Scientific Officer and former interim Chief Executive Officer, is a neurosurgeon at Cedars-Sinai Medical Center (Cedars-Sinai). In November 2006, the Company entered into a license agreement with Cedars-Sinai under which the Company acquired an exclusive, worldwide license to its technology for use as cellular therapies, including cancer stem cell and dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of pending U.S. and foreign patent applications, and the term of the license will be until the last to expire of any patents that are issued covering this technology.

As an upfront licensing fee, the Company issued Cedars-Sinai 694,000 shares of its common stock and paid Cedars-Sinai $62,000. Additional specified milestone payments will be required to be paid to Cedars-Sinai when the Company initiates patient enrollment in its first Phase III clinical trial and when it receives FDA marketing approval for its first product.

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through December 31, 2009, the Company has paid Cedars-Sinai a total of

$166,660 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and a waiver of this requirement was obtained from Cedars-Sinai (see Second Amendment below).

On June 16, 2008, the Company entered into a First Amendment to Exclusive License Agreement (the Amendment) with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. Management believes this technology will be covered by a U.S. patent application that will be filed by the parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

On July 22, 2009, the Company entered into a Second Amendment to Exclusive License Agreement (the Second Amendment) with Cedars-Sinai to become effective August 1, 2009. The Second Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase II clinical trial for the Company’s first product candidate by no later than December 31, 2008 with milestones that require commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012.

Effective March 23, 2010, the Company entered into a Third Amendment to Exclusive License Agreement (the Third Amendment) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that the Company by September 30, 2011 either commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011. These funding requirements were fully satisfied as of June 30, 2011.

Effective September 1, 2012, the Company entered into a new agreement with Cedars-Sinai whereby Cedars-Sinai will provide research support for CD133 experiments in support of ICT-121. The agreement extends through September 19, 2013, and provides for payments of approximately $330,000.

5.	Commitments and Contingencies:

Sponsored Research Agreements

In an effort to expand the Company’s intellectual property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into two contract amendments. Under the first amendment,effective January 20, 2011, Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. The second amendment, effective February 4, 2012, extended the services to be provided by Aptiv and further increased the fees by $986,783. The second amendment also extended the term of the agreement to March 31, 2014. On January 11, 2013, the third amendment was finalized whereby the services were further extended and the fees were further increased by $608,201. The total aggregate fee pursuant to the original agreement and the three modifications is $5,078,169. As of March 31, 2013, the Company’s remaining obligation under the existing commitment is approximately $600,000, which excludes $510,526 included in accounts payable and accrued liabilities.

University of Pennsylvania

On February 13, 2012, the Company entered into a Patent License Agreement with The Trustees of the University of Pennsylvania under which the Company acquired an exclusive, world-wide license relating to intellectual property for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, its lead dendritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

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

The John Hopkins University Licensing Agreement

On February 23, 2012, the Company entered into an Exclusive License Agreement, effective as of February 16, 2012, with The John Hopkins University (JHU) under which it received an exclusive, world-wide license to JHU’s rights in and to certain intellectual property related to mesothelin-specific cancer immunotherapies.

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

Torrey Pines

On October 1, 2012, the Company entered into a Contract Services Agreement with Torrey Pines under which the Company has engaged Torrey Pines to determine the immunogenicity of certain peptides that are used in conjunction with the Company’s ICT-107 Phase IIb trial and in the development of ICT-140. The Company agreed to pay an upfront nonrefundable and noncreditable fee and is obligated to pay the remainder at the conclusion of the contract. On April 1, 2013, the Company and Torrey Pines expanded the scope of work to be completed by Torrey Pines under an additional Contract Services Agreement. This supplemental agreement provides for the Company to pay an upfront fee and additional fees at the conclusion of the contract.

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor will serve as the Company’s Treasurer and Chief Financial Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor received a monthly salary of $6,000 and was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share, with such option to vest in equal monthly installments over the three-year term of the agreement. On October 24, 2011, the Company increased Mr. Fractor’s monthly salary to $8,000 and the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.42 per share, with such options to vest in equal annual installments over a four-year term. On February 24, 2012, the Company granted Mr. Fractor an additional 10,000 stock options with an exercise price of $1.90 per share, with such options to vest over a one-year term. Effective September 1, 2012, the Company increased Mr. Fractor’s monthly salary to $12,000. On March 1, 2013, the Company increased Mr. Fractor’s monthly salary to $12,500 and changed his title to Vice President of Finance and Principal Accounting Officer. On March 7, 2013, Mr. Fractor was granted a seven-year option to purchase 64,000 shares of the company’s common stock at a price of $2.72 per share, with one-quarter of such options to vest on March 1, 2014, and the remainder to vest in equal monthly installments over a period of three years. Additionally, Mr. Fractor is eligible for a discretionary annual cash bonus.

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

The May 10, 2011 Employment Agreement provided for an annual base salary of $175,000. Upon the February 1, 2012 automatic renewal, Dr. Bender’s annual base salary was increased to $188,000 and upon the March 1, 2013 automatic renewal, Dr. Bender’s annual base salary was increased to $193,650. In addition, provided that Dr. Bender continues to serve as the Company’s Vice President – Product Development and Manufacturing for the entire one-year term of the Employment Agreement, the Company will pay Dr. Bender a discretionary annual cash bonus upon the attainment of certain corporate goals.

The Employment Agreement also provides Dr. Bender a seven-year incentive stock option grant to purchase 120,000 shares of common stock under the Plan at an exercise price of $2.25 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest as to (i) 60,000 shares in three annual installments of 20,000 shares each, with the first installment to vest on January 31, 2012; (ii) 20,000 shares upon the Company attaining a market capitalization of at least $100 million for ten consecutive trading dates; (iii) 20,000 shares upon the Company attaining a market capitalization of at least $150 million for ten consecutive trading dates; and (iv) 20,000 shares upon the Company attaining a market capitalization of at least $200 million for ten consecutive trading dates. As of June 30, 2012, the Company achieved a market capitalization of at least $100 million for ten consecutive trading days and the first tranche of 20,000 shares became vested. On June 11, 2012, the Company granted Dr. Bender a seven-year incentive stock option to purchase 75,000 shares of common stock under the Plan at an exercise price of $3.42, which was the closing price of the Company’s stock on the date of grant. The option will vest annual in four equal installments beginning on February 1, 2012. The option may be exercised during the term that Dr. Bender provides services to the Company and for twelve months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option. Additionally, on March 7, 2013, the Company granted Dr. Bender a seven-year stock option to purchase 80,000 shares of common stock under the Plan at an exercise price of $2.72 per share, which was the closing price of the Company’s stock on the date of grant. The option will vest in equal monthly installments over a period of four years.

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

The Employment Agreement initially provided for an annual base salary of $130,000. Effective March 1, 2013, the Company increased Mr. Ho’s annual base salary to $133,900. In addition, provided that Mr. Ho continues to serve as the Company’s Director of Business Development and Technical Licensing for the entire one-year term of the Employment Agreement, the Company will pay Mr. Ho a discretionary annual cash bonus upon the attainment of certain corporate goals.

The Employment Agreement also provides Mr. Ho a seven-year incentive stock option grant to purchase 30,000 shares of common stock under the Plan at an exercise price of $1.41 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest in three equal annual installments. The option may be exercised during the term that Mr. Ho provides services to the Company and for three months after termination for any reason except termination for cause by the Company, provided that such exercise is within the seven-year term of the option. On March 7, 2013, the Company granted to Dr. Ho a seven-year incentive stock option to purchase 20,000 shares of common stock under the Plan at an exercise price of $2.72 per share, which was the closing price of the Company’s common stock on the date of grant. The option will vest in equal monthly installments over a period of four years.

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

The May 10, 2011 Agreement provides for an annual base salary of $70,000. Effective March 1, 2012, the Company increased Dr. Yu’s annual base salary to $72,800. In addition, Dr. Yu was eligibile for a bonus of $15,000 each (a maximum total of $30,000) upon and provided that the Company achieves each of the following milestones within one year from the March 1, 2011: (i) enrollment of 75 patients in the Phase II trial of ICT-107 and (ii) filing of an IND for either a new indication for ICT-107 or for another product candidate of the Company. Both of these goals were achieved and the bonus was paid to Dr. Yu. Additionally, during 2011 and 2012, Dr. Yu was eligible for certain bonuses tied to the accomplishment of certain corporate goals. For the years ended December 31, 2012 and 2011, the Company determined that Dr. Yu earned $23,250 and $40,000, respectively of these potential bonuses.

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

Effective August 15, 2012, Dr. Yu agreed to serve as the Company’s interim Chief Executive Officer until such time as the Company hired a permanent Chief Executive Officer. The Company and Dr. Yu agreed to increase Dr. Yu’s annual salary to $231,525 during this interim period. On December 3, 2012, the Company engaged Mr. Andrew Gengos to serve as the Company’s permanent Chief Executive Officer. Dr. Yu continues to serve as the Company’s Chief Scientific Officer at an annual salary of $72,800.

Employment Agreement with Andrew Gengos

On December 3, 2012, the Company entered into an Agreement with Mr. Andrew Gengos pursuant to which Mr. Gengos will serve as the Company’s President and Chief Executive Officer. The Agreement may be terminated be either party with or without cause.

The Agreement provides for an annual base salary of $400,000. Additionally, beginning in 2013, Mr. Gengos is eligible for an annual discretionary bonus of up to 40% of his base annual salary as determined by the Company’s Board of Directors. Mr. Gengos is also entitled to a seven-year incentive stock option grant to purchase 700,000 shares of the Company’s common stock at an exercise price of $2.13 per share, which was the closing price of the Company’s common stock on the date of grant. The option vests in one annual installment of 175,000 shares on December 2, 2013, and in 36 equal monthly installments thereafter. The vesting of the stock options will accelerate such that the stock options will be fully vested on his last day of employment. The options may be exercised during Mr. Gengos’ employment with the Company and for 90 days after termination for any reason except termination without cause by Mr. Gengos or termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event the Company terminates Mr. Gengos’ employment without cause, or in the event Mr. Gengos resigns for good cause, Mr. Gengos will be entitled to severance equal to one-year of Mr. Gengos base salary in effect at the date of termination. Additionally, the Company will pay Mr. Gengos COBRA premiums for a period of up to one-year.

Operating Lease

The Company leases its current office space through June 30, 2013 at a monthly rental of $4,410. Rent expense was approximately $13,000 and $11,000 for the three months ended March 31, 2013 and 2012, respectively.

6.	Shareholders’ Equity

Common Stock

In March 2010, the Company raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below.)

In May 2010, the Company raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share, to various investors in a private placement. (See “Warrants and Warrant Liabilities” below)

In February 2011, the Company raised $7,460,129 (after commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,609,898 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. The January and October 2012 underwritten public offering (see below) provided for the issuance of shares at prices that were less than $1.55. Accordingly, the exercise price of these warrants was adjusted to $1.87 and the number of warrants was proportionally increased to 2,823,670 net of exercises. (See “Warrants and Warrant Liabilities” below)

In January 2012, the Company raised approximately $9,271,370 in an underwritten public offering, net of offering expenses of approximately $1.1 million, from the sale of 9,489,436 shares of common stock and warrants to purchase 4,744,718 shares of common stock at an exercise price of $1.41 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants are accounted for as equity.

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. Options to purchase 3,584,655 common shares have been granted under the Plan and are outstanding as of March 31, 2013. As of March 31, 2013, there were 2,052,032 options available for issuance under the Plan.

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

The following table summarizes stock option activity for the Company during the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding December 31, 2012	10,581,194	$ 1.16
Granted	212,287	2.72
Exercised	(170,401)	1.02
Forfeited or expired	(5,000)	1.95

Outstanding March 31, 2013	10,618,080	$ 1.27	4.0	$ 15,783,919

Vested or expected to vest at March 31, 2013	9,046,978	$ 1.06	3.4	$ 15,230,310

As of March 31, 2013, the total unrecognized compensation cost related to unvested stock options amounted to $1,823,276, which will be amortized over the weighted-average remaining requisite service period of approximately 22 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants had a term of 26 months from the date of issuance. As of March 31, 2013, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,733 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of March 31, 2013, warrants to purchase 1,249,455 shares of the Company’s common stock were outstanding related to this private placement. (See Warrant Liabilities below)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of March 31, 2013, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than $1.55. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. As of March 31, 2013, warrants to purchase 2,823,670 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2013, warrants to purchase 3,561,449 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2013, warrants to purchase 4,495,950 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On March 31, 2013, the price per share of Company’s common stock was $2.74 per share compared to $1.92 per share at December 31, 2012.

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at March 31, 2012, assumed (i) dividend yield 0%; (ii) expected volatility of 44.3%; (iii) risk free rate of 0.06% and (iv) expected term of .17 years. Based upon this model, the Company recorded a charge to other expense of $367,970 for the three months ended March 31, 2012. Subsequent to March 31, 2012, the remaining warrants were fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,773 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three months ended March 31, 2012, the Company recorded a charge to other expense of $1,120,910 for the change in fair value of warrant liability. The lattice simulation model used by the Company at March 31, 2013, assumed (i) dividend yield of 0%; (ii) expected volatility of 26.6%; (iii) risk free rate of 0.05% and (iv) expected term of 13 years. Based upon this model, the Company recorded a charge to other expense of $986,798 during the three months ended March 31, 2013. As of March 31, 2013, the carrying value of the warrant liability is $1,549,324.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The Company recorded a charge to other expense of $792,450 for the three months ended March 31, 2012. As of March 31, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 68.7%; (iii) risk free rate of 0.26% and (iv) expected term of 2.09 years. For the three months ended March 31, 2013, the Company recorded a charge to other expense of $447,669. As of March 31, 2013, the carrying value of the warrant liability is $1,066,363.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. As of March 31, 2012, the Company revalued the warrants using the lattice simulation model and recorded a charge to other expense of $2,139,134 during the three months ended March 31, 2012. As of March 31, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 67.8%; (iii) risk free rate of 0.35% and (iv) expected term of 2.89 years. For the three months ended March 31, 2013, the Company recorded a charge to other expense of $1,167,215. As of March 31, 2013, the carrying value of the warrant liability is $2,868,875.

For the three months ended March 31, 2013, the expected volatility is based upon the historical volatility of the Company’s stock. For the three months ended March 31, 2012, the expected volatility is based on market prices of traded options for comparable entities within our industry.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Balance – January 1	$ 2,852,879	$ 2,157,408
Issuance of warrants and effect of repricing	—	368,524
Exercise of warrants	—	(575,197)
(Gain) or loss included in earnings	2,631,683	4,472,504
Transfers in and out/or out of Level 3	—

Balance – March 31	$ 5,484,562	$ 6,423,239

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three months ended March 31, 2013 or March 31, 2012.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of March 31, 2013, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with its deferred tax assets. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	March 31, 2013	March 31, 2012

Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	21%	20%
Change in valuation allowance for deferred tax assets	19%	20%

Total	0%	0%

	March 31, 2013	December 31, 2012

Net operating loss carryforwards	$ 13,692,941	$ 12,821,749
Stock-based compensation	1,796,954	1,796,954
Less valuation allowance	(15,489,895)	(14,618,703)

Net deferred tax asset	$ —	$ —

As of March 31, 2013 and December 31, 2012, the Company had federal and California income tax net operating loss carryforwards of approximately $34.4 million. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. While the Company underwent an ownership change in 2012 as defined by Section 382 of the Internal Revenue Code, management estimated that the Company had not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code during 2012.  The Company may incur limitations in the future if there is a change in ownership.

9.	Subsequent Events

Warrant Exercises

Subsequent to March 31, 2013, certain warrant holders exercised 1,029,546 warrants for cash and the Company received $1,544,319.  Subsequent to March 31, 2013, the Company issued 25,792 shares of common stock upon the cashless exercise of warrants to purchase 125,000 shares of common stock.

ATM Financing

On April 18, 2013, the Company entered into a sales agreement with Cantor Fitzgerald & Co. whereby the Company may offer to sell, from time to time, shares of common stock having an aggregate value of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale.  Under the sales agreement, the Company may sell shares of its stock by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act.  The Company is not obligated to make any sales under this agreement.  The sales agreement will terminate upon the earlier of (a) the sale of all of the shares of common stock subject to the sales agreement or (b) the termination of the sales agreement by the investment banker or by the Company.  The Company will pay the investment banker a sales commission equal to 3% of the aggregate gross proceeds, plus reimbursement of certain legal fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2012 . The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

ImmunoCellular Therapeutics, Ltd. (the “Company”) is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product, ICT-107 is in Phase II clinical development. The Company has two other candidates, ICT-140 and ICT-121, that each have investigational new drug (IND) applications for initiation of clinical development.  The Company has sustained operating losses and, as of March 31, 2013, the Company had an accumulated deficit of $48,142,621. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

In February 2012, we acquired an exclusive world-wide license from the University of Pennsylvania related to intellectual property for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, the company’s lead dentritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

Also in February 2012, we acquired an exclusive, worldwide license from The John Hopkins University (“JHU”) to certain intellectual property related to mesothelin-specific cancer immunotherapies.

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

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of March 31, 2013 we had an accumulated deficit of $48,142,621. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to March 31, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the three months ended March 31, 2013 and  2012 we recorded an expense of $1,415,261 and $1,998,536, respectively related to research and development activities. We expect our research and development expenses in 2013 to increase as we continue to fund our Phase II trial of ICT-107, commence our Phase IIa trial of ICT-140 and commence our Phase I clinical trial of ICT-121.

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

Results of Operations

Three months ended March 31, 2013 and 2012

Revenues

We did not have any revenue during the three months ended March 31, 2013 and 2012 and we do not expect to have any revenue in 2013.

Expenses

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $769,267 and $805,798, respectively. During the three months ended March 31, 2013, we reduced our expenses in the areas of investor relations, travel and legal expenses.  These decreases were partially offset by additional wages.

Research and development expenses for the three months ended March 31, 2013 and 2012 were $1,415,261 and $1,998,536, respectively. During the three months ended March 31, 2012, we enrolled 68 patients in our Phase II clinical trial of ICT-107 and had two manufacturing facilities and 25 Phase II trial clinical sites that were operational.  Since we completed our ICT-107 patient enrollment during the third quarter of 2012, we did not incur certain expenses related to product manufacturing or quality control during the three months ended March 31, 2013.  However, we continued to incur other trial related expenses related to ICT-107.  The decrease in the amounts expended for ICT-107 were partially offset by certain pre-clinical expenses we incurred related to ICT-140.  We expect our research and development expenses to increase during the remainder of 2013 as we incur on-going expenses related to our Phase II  trial of ICT-107 and as we begin enrolling patients in our Phase IIa clinical trial of ICT-140.

We had $2,810,470 of non-cash expenses during the three months ended March 31, 2013, consisting of $2,631,683 related to the increase in our warrant liabilities, $164,128 of stock based compensation, $10,842 of depreciation expense and a $3,817 loss on disposal of assets. We had $5,097,579 of non-cash expenses for the three months ended March 31, 2012, consisting of $4,472,504 related to the increase in our warrant liability, $11,444 of depreciation expense, $368,524 of financing expense and $245,107 of stock based compensation.

Net Loss

We incurred a net loss of $4,973,791 and $7,889,435 for the three months ended March 31, 2013 and 2012, respectively. The decrease in the net loss is primarily due to reductions in research and development expenses and a reduced charge to other expense related to the increase in the fair value of the warrant liability.

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of $23,764,412, compared to working capital of $25,832,869 as of December 31, 2012.  The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for the next twelve months, although there is no assurance that such proceeds will be sufficient.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended , including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement.

In October 2012, we raised $19,359,553 in an underwritten public offering, net of offering expenses of approximately $1.6 million, of 10 million units priced at $2.10 per unit. Each unit consisted of one share of common stock and a warrant to purchase .45 of a share of our common stock at an exercise price of $2.65 per share. In January 2012, we raised approximately $9,271,370 in an underwritten public offering, net of offering expenses of approximately $1.1 million, of 9,489,436 units at a price of $1.10 per unit. Each unit consists of one share of stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $1.41 per share. In February 2011, we raised $7,460,129 (after commissions and offering expenses) from the sale of 5,219,768 units at a price of $1.55 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $2.25 per share. In May 2010, we raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share. In March 2010, we raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share.

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

As of March 31, 2013, we did not have any bank credit lines, long-term debt obligations, capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to March 31, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$ 1,205,641	$ 1,205,641	$ —	$ —	$ —
Operating lease obligation	$ 13,230	13,230	—	—	—

	$ 1,218,871	$ 1,218,871	$ —	$ —	$ —

Cash Flows

We used $2,207,273 of cash in our operations for the three months ended March 31, 2013, compared to $3,578,566 for the three months ended March 31, 2012. During the three months ended March 31, 2012, we enrolled 68 patients in our Phase II clinical trial of ICT-107 and had two manufacturing facilities and 25 Phase II trial clinical sites that were operational.  Since we completed our ICT-107 patient enrollment during the third quarter of 2012, we did not incur certain expenses related to product manufacturing or quality control during the three months ended March 31, 2013.   During the three months ended March 31, 2013, we incurred non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $2,631,683 and stock based compensation of $164,128.   During the three months ended March 31, 2012, we incurred non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $4,472,504, financing expense of $368,524 and stock based compensation of $245,107.

We did not use any cash in our investing activities during the three months ended March 31, 2013. During the three months ended March 30, 2012, we used $5,668 of cash from our investing activities to acquire office equipment.

During the three months ended March 31, 2013, we received net proceeds of $84,131 from the exercise of stock options and $10,732 from the exercise of warrants.  During the three months ended March 31, 2012, we received net proceeds of $9,271,370, excluding $100,000 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants and we received $1,115,605 of proceeds from the exercise of warrants.

Inflation and changing prices have had no effect on our income or losses from operations over our two most recent fiscal years.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 11, 2013 with the SEC.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of  March 31, 2013, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should read and consider the risk factors included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 11, 2013 with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of its common stock during the quarter ended March 31, 2013.

Month	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January	—	$ —	—	—
February	—	$ —	—	—
March	33,457	$ —	—	—

	33,457	$ —	—	—

(1)	These shares are deemed to be repurchased through the cashless exercise of stock options during the quarter ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

#

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2013	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Andrew Gengos

	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Fractor

	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2013

Exhibit No.	Description

10.1	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

#  Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.