Form 10-Q
period 2013-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2013-08-08
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35560

ImmunoCellular Therapeutics, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	93-1301885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23622 Calabasas Road, Suite 300 Calabasas, California	91302
(Address of principal executive offices)	(Zip code)

(818) 264-2300

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

The Issuer had 54,595,104 shares of its common stock outstanding as of August 2, 2013.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,452,382	$26,216,668
Other assets	402,075	714,508
Total current assets	25,854,457	26,931,176
Property and equipment, net	85,229	76,289
Other assets	241,575	11,736
Total assets	$26,181,261	$27,019,201
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$329,263	$732,851
Accrued compensation and benefits	291,134	309,345
Accrued expenses	202,869	56,111
Total current liabilities	823,266	1,098,307
Warrant Liability	2,311,391	2,852,880
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 99,000,000 shares authorized; 53,964,696 shares and 51,500,996 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	5,396	5,150
Additional paid in capital	71,334,158	66,231,694
Deficit accumulated during the development stage	(48,292,950)	(43,168,830)
Total shareholders’ equity	23,046,604	23,068,014
Total liabilities and shareholders’ equity	$26,181,261	$27,019,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	February 25, 2004 (Inception) to June 30 2013
Revenues	$0	$0	$0	$0	$300,000
Expenses:
Research and development	1,213,570	2,189,633	2,628,831	4,188,169	20,888,944
Stock based compensation	179,946	103,617	344,074	348,724	9,060,086
General and administrative	788,420	837,322	1,557,687	1,643,120	14,242,433
Total expenses	2,181,936	3,130,572	4,530,592	6,180,013	44,191,463
Loss before other income (expense) and income taxes	(2,181,936)	(3,130,572)	(4,530,592)	(6,180,013)	(43,891,463)
Interest income	4,094	1,975	10,643	3,009	358,385
Financing expense	0	0	0	(368,524)	(397,294)
Change in fair value of warrant liability	2,027,513	(3,323,220)	(604,171)	(7,795,724)	(2,270,078)
Loss before income taxes	(150,329)	(6,451,817)	(5,124,120)	(14,341,252)	(46,200,450)
Income taxes	0	0	0	0	0
Net loss	(150,329)	(6,451,817)	(5,124,120)	(14,341,252)	(46,200,450)
Deemed dividend on redemption of preferred stock	0	0	0	0	(2,092,500)
Net loss attributable to common stock	$(150,329)	$(6,451,817)	$(5,124,120)	$(14,341,252)	$(48,292,950)
Net loss per share, basic and diluted	$(0.00)	$(0.16)	$(0.10)	$(0.37)	$(2.61)
Weighted average number of shares basic and diluted	52,972,702	39,892,802	52,264,104	38,497,810	18,472,012

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $ 0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $ 0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $ 0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $ 0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $ 0.50 per share	0	0	73,093	7	36,539	0	0	36,546

Common stock issued for cash during 2006 in private placements at $ 1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $ 1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0

Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522

Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $ 1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600

Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	0	$0	11,782,493	$1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $ 0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $ 1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738

Preferred stock and warrants issued for cash during 2010 at $ 10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0

Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500

Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0

Common stock issued for services during 2010 at $ 0.90 per share	0	0	60,000	6	53,994	0	0	54,000

Common stock issued for services during 2010 at $ 1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)
Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830

Common stock and warrants issued for cash during 2011 at $ 1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379

Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

Preferred Stock		Common Stock		Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Shares	Amount	Shares	Amount

	Shares	Amount		Shares		Amount
Balance at December 31, 2011	0		$0		28,613,984		$2,861	31,902,890	0	(28,673,691)	3,232,060
Common stock and warrants issued for cash during 2012 at $1.10 per share, net of offering costs in January 2012	0		0		9,489,436		949	9,270,421	0	0	9,271,370

Common stock and warrants issued for cash during 2012 at $ 2.10 per share, net of offering costs in October 2012	0		0		10,000,000		1,000	19,358,553	0	0	19,359,553
Exercise of warrants	0		0		2,295,334		230	3,201,690	0	0	3,201,920
Reclassification of warrant liability upon exercise	0		0		0		0	1,981,743	0	0	1,981,743
Cashless exercise of warrants	0		0		288,973		29	(29)	0	0	0
Cashless exercise of stock options	0		0		792,018		79	(79)	0	0	0
Restricted stock vested	0		0		1,251		0	0	0	0	0
Stock based compensation	0		0		0		0	496,007	0	0	496,007
Exercise of stock options	0		0		20,000		2	20,498	0	0	20,500
Net loss	0		0		0		0	0	0	(14,495,139)	(14,495,139)

Balance at December 31, 2012	0		0		51,500,996		5,150	66,231,694	0	(43,168,830)	23,068,014
Exercise of warrants	0		0		2,079,805		208	4,195,089	0	0	4,195,297
Cashless exercise of warrants	0		0		25,792		3	(3)	0	0	0
Exercise of stock options	0		0		95,401		9	84,122	0	0	84,131
Cashless exercise of stock options	0		0		58,559		6	(6)	0	0	0
Stock based compensation	0		0		0		0	344,074	0	0	344,074
Common stock issued for license rights in January 2013 at $ 2.41 per share	0		0		31,155		3	74,997	0	0	75,000
Common stock issued through controlled equity offering during May 2013 at an average of $ 2.55 per share	0		0		172,988		17	404,191	0	0	404,208
Net loss	0		0		0		0	0	0	(5,124,120)	(5,124,120)

Balance at June 30, 2013	0		$0		53,964,696		$5,396	$71,334,158	$0	$(48,292,950)	$23,046,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	February 25, 2004 (Inception) June 30, 2013
Cash flows from operating activities:
Net loss	$(5,124,120)	$(14,341,252)	$(46,200,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,684	22,888	96,969
Loss on disposal of assets	3,817	0	3,817
Interest accrued on promissory note	0	0	0
Change in fair value of warrant liability	604,171	7,795,724	2,270,079
Financing expense	0	368,524	397,294
Stock-based compensation	344,074	348,724	8,997,930
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:
Other assets	307,594	(526,800)	(484,813)
Accounts payable	(403,588)	(560,266)	328,913
Accrued liabilities	128,546	3,238	494,002
Net cash used in operating activities	(4,117,822)	(6,889,220)	(32,661,796)
Cash flows from investing activities:
Purchase of property and equipment	(34,441)	(5,668)	(190,133)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)
Net cash used in investing activities	(34,441)	(5,668)	(215,133)
Cash flows from financing activities:
Proceeds from exercise of stock options	84,131	11,000	534,844
Proceeds from exercise of warrants	3,049,638	2,199,193	6,714,304
Payments on promissory note receivable	0	0	53,018
Proceeds from issuance of common stock and warrants, net of offering costs	404,208	9,371,370	47,397,987
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	0	3,779,158
Other assets	(150,000)	0	(150,000)
Net cash provided by financing activities	3,387,977	11,581,563	58,329,311
Increase (decrease) in cash and cash equivalents	(764,286)	4,686,675	25,452,382
Cash and cash equivalents, beginning of period	26,216,668	6,653,168	0
Cash and cash equivalents, end of period	$25,452,382	$11,339,843	$25,452,382
Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$0	$0	$3,350,000
Redemption of preferred stock for repayment of promissory note	$0	$0	$3,350,000
Deemed dividend on redemption of preferred stock	$0	$0	$2,092,500
Warrant liability converted to additional paid in capital upon exercise	$1,145,659	$1,622,648	$3,127,404
Deposits used to acquire property and equipment	$0	$35,882	$35,882
Deferred offering costs	$0	$0	$182,599
Common stock issued for license rights	$75,000	$0	$75,000

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is in Phase II clinical development. The Company has two other candidates, ICT-140 and ICT-121, that each have investigational new drug (IND) applications for initiation of clinical development. The Company has sustained operating losses and, as of June 30, 2013, the Company had an accumulated deficit of $48,292,950. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements as of June 30, 2013 and for the three and six months periods ended June 30, 2013 and 2012 and for the period from February 25, 2004 (inception) to June 30, 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2012 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 11, 2013.

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

Liquidity – As of June 30, 2013, the Company had working capital of $25,031,191, compared to working capital of $25,832,869 as of December 31, 2012. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had $22,907,190 and $23,646,922, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Six months Ended June 30, 2013	Six months Ended June 30, 2012
Risk-free interest rate	0.74%	0.84%
Expected dividend yield	None	None
Expected life	4.54 Years	5.17 Years
Expected volatility	90.5%	66.32%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the six months ended June 30, 2013, the expected volatility is based upon the historical volatility of the Company’s common stock. For the six months ended June 30, 2012, the expected volatility is based on market prices of traded options for comparable entities within our industry. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2013, the Company had approximately 10,612,215 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of June 30, 2013 and December 31, 2012, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2012, 2011 and 2010 remain open for possible review.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation if the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 21,992,841 shares and 20,013,824 shares at June 30, 2013 and 2012 respectively.

Recently Issued Accounting Standards – In June 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 became effective for interim and annual periods beginning after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, which further amends the Comprehensive Income Topic of the ASC. This amendment requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is being reclassified in its entirety to net income. This standard became effective for periods beginning after December 15, 2012. The adoption of these ASU’s did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
Computers	$55,418	$23,192
Research equipment	120,025	128,381
	175,443	151,573
Accumulated depreciation	(90,214)	(75,284)
	$85,229	$76,289

Depreciation expense was $10,842 and $11,444 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $21,684 and $22,888 for the six months ended June 30, 2013 and 2012, respectively. Depreciation expense was $96,969 for the period from February 25, 2004 (date of inception) to June 30, 2013.

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

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into two contract amendments. Under the first amendment, effective January 20, 2011, Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. The second amendment, effective February 4, 2012, extended the services to be provided by Aptiv and further increased the fees by $986,783. The second amendment also extended the term of the agreement to March 31, 2014. On January 11, 2013, the third amendment was finalized whereby the services were further extended and the fees were further increased by $608,201. The total aggregate fee pursuant to the original agreement and the three modifications is $5,078,169. As of June 30, 2013, the Company’s remaining obligation under the existing commitment is approximately $809,000.

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

The Johns Hopkins University Licensing Agreement

On February 23, 2012, the Company entered into an Exclusive License Agreement, effective as of February 16, 2012, with The Johns Hopkins University (JHU) under which it received an exclusive, world-wide license to JHU’s rights in and to certain intellectual property related to mesothelin-specific cancer immunotherapies.

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

Employment Agreements

The Company has one-year employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $870,000 and the potential bonus is approximately $270,000.  Additionally, during the six months ended June 30, 2013, the Company issued an aggregate of 189,000 stock options to its management at a weighted average exercise price of $2.59 that vest over a period of four years.

Operating Lease

The Company leased its former office space through June 30, 2013 at a monthly rental of $4,410. The Company entered into a lease for new office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental will increase by 3% on each anniversary date of the lease. Rent expense was approximately $17,800 and $12,700 for the three months ended June 30, 2013 and 2012, respectively. Rent expense was approximately $31,000 and $26,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. Options to purchase 3,609,656 common shares have been granted under the Plan and are outstanding as of June 30, 2013. As of June 30, 2013, there were 2,010,016 options available for issuance under the Plan.

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

The following table summarizes stock option activity for the Company during the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	10,581,194	$1.16	0	0
Granted	267,287	2.61	0	0
Exercised	(200,401)	1.04	0	0
Forfeited or expired	(5,000)	1.95	0	0
Outstanding June 30, 2013	10,643,080	$1.28	3.81	$8,097,234
Vested or expected to vest at June 30, 2013	9,064,475	$1.07	3.18	$8,072,450

As of June 30, 2013, the total unrecognized compensation cost related to unvested stock options amounted to $1,724,906, which will be amortized over the weighted-average remaining requisite service period of approximately 21 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants had a term of 26 months from the date of issuance. As of June 30, 2013, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,733 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of June 30, 2013, warrants to purchase 1,283,773 shares of the Company’s common stock were exercised related to this private placement and warrants to purchase 4,000 shares of the Company’s common stock expired. (See Warrant Liabilities below.)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of June 30, 2013, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than $1.55. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. As of June 30, 2013, warrants to purchase 2,823,670 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2013, warrants to purchase 2,731,146 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2013, warrants to purchase 4,495,950 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On June 28, 2013, the price per share of Company’s common stock was $1.94 per share compared to $1.92 per share at December 31, 2012 and $3.75 per share on June 30, 2012.

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. During the six months ended June 30, 2012, the remaining warrants were fully exercised; however, the Company recognized an expense of $45,570 as the Company revalued the warrants at the date of exercise.  For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $45,570 and $745,500, respectively.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,773 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $805,944 and $1,926,853, respectively. During the six months ended June 30, 2013, the remaining warrants were fully exercised; however, the Company recognized a credit to other income of $403,665 as the Company revalued the warrants at the date of exercise.  For the three months ended June 30, 2013, the Company recorded a credit to other income of $403,665 and for the six months ended June 30, 2013, the Company recognized a charge to other expense of $583,134.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $658,800 and $1,451,250, respectively. As of June 30, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 71.5%; (iii) risk free rate of 0.33% and (iv) expected term of 1.84 years. For the three and six months ended June 30, 2013, the Company recorded a credit to other income of $480,250 and $2,582, respectively. As of June 30, 2013, the carrying value of the warrant liability is $586,113.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three and six months ended June 30, 2012, the Company recorded a charge to other expense of $1,812,906 and $3,672,121, respectively. As of June 30, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 66/5%; (iii) risk free rate of 0/55% and (iv) expected term of 2.64 years. For the three months ended June 30, 2013, the Company recorded a credit to other income of $1,143,597 and for the six months ended June 30, 2013, the Company recorded a charge to other expense of $23,619. As of June 30, 2013, the carrying value of the warrant liability is $1,725,278.

For the six months ended June 30, 2013, the expected volatility is based upon the historical volatility of the Company’s stock. For the six months ended June 30, 2012, the expected volatility is based on market prices of traded options for comparable entities within our industry.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Balance – January 1	$2,852,880	$2,157,408
Issuance of warrants and effect of repricing	0	368,524
Exercise of warrants	(1,145,660)	(1,622,649)
(Gain) or loss included in earnings	604,171	7,795,724
Transfers in and out/or out of Level 3	0
Balance – June 30	$2,311,391	$8,699,007

Controlled Equity Offering

On April 18, 2013, the Company into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through June 30, 2013, we sold 172,988 shares of our common stock under the Sales Agreement that resulted in net proceeds to the Company of approximately $441,051, less offering expenses of approximately $37,000.  As of June 30, 2013, aggregate gross sales for additional common stock of approximately $16,554,838 remained available under the Sales Agreement.

7. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three and six months ended June 30, 2013 or June 30, 2012.

8. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of June 30, 2013, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with its deferred tax assets. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	June 30, 2013	June 30, 2012
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	5%	23%
Change in valuation allowance for deferred tax assets	35%	17%
Total	0%	0%

	June 30, 2013	December 31, 2012
Net operating loss carryforwards	$14,492,100	$12,821,749
Stock-based compensation	1,868,932	1,796,954
Less valuation allowance	(16,361,032)	(14,618,703)
Net deferred tax asset	$0	$—

As of June 30, 2013 and December 31, 2012, the Company had federal and California income tax net operating loss carryforwards of approximately $36.2 million. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

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

 9. Subsequent Events

Warrant Exercises

Subsequent to June 30, 2013, certain warrant holders exercised 9,900 warrants for cash and the Company received $26,235.

Controlled Equity Offering

Subsequent to June 30, 2013, the Company sold 770,508 shares of common stock under the Sales Agreement with Cantor, which resulted in net proceeds of approximately $2,081,938. (See Note 6). Aggregate gross sales for additional common stock of approximately $14,408,511 remain available under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2012. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

ImmunoCellular Therapeutics, Ltd. (the “Company”) is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107 is in Phase II clinical development. The Company has two other candidates, ICT-140 and ICT-121, that each have investigational new drug (IND) applications for initiation of clinical development. The Company has sustained operating losses and, as of June 30, 2013, the Company had an accumulated deficit of $48,292,950. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

In February 2012, we acquired an exclusive world-wide license from the University of Pennsylvania related to intellectual property for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, the company’s lead dendritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

Also in February 2012, we acquired an exclusive, worldwide license from The John Hopkins University (“JHU”) to certain intellectual property related to mesothelin-specific cancer immunotherapies.

In January 2013, the US Food and Drug Administration allowed our IND for a clinical trial for ICT-140 Phase II open-label safety study to initially enroll 30 ovarian cancer patients with an option to enroll another 30 patients at our discretion.  The study is designed with a 2-to-1 randomization, whereby for every 2 patients who will receive the treatment 1 patient will receive the current standard of care.  All of the patients participating in the study will have been previously treated with standard chemotherapeutic agents. This trial is expected to include four or five clinical sites in the United States and we expect to initiate the trial in the first quarter of 2014.

On July 30, 2013, we announced the initiation of a Phase I clinical trial of cancer vaccine ICT-121 as a potential treatment for patients with recurrent glioblastoma multiforme.

Plan of Operation

We are a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since our company’s inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of June 30, 2013 we had an accumulated deficit of $48,292,950. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to June 30, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the six months ended June 30, 2013 and 2012 we recorded an expense of $2,628,831 and $4,188,169, respectively related to research and development activities. We expect our research and development expenses during the remainder of 2013 to remain relatively constant with the first half of the year.

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

Results of Operations

Three months ended June 30, 2013 and 2012

Revenues

We did not have any revenue during the three months ended June 30, 2013 and 2012 and we do not expect to have any revenue in 2013.

Expenses

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $788,420 and $837,322, respectively. During the three months ended June 30, 2013, we reduced our expenses in the areas of investor relations, travel and legal expenses. These decreases were partially offset by additional wages.

Research and development expenses for the three months ended June 30, 2013 and 2012 were $1,213,570 and $2,189,633, respectively. During the three months ended June 30, 2012, we enrolled 72 new patients in our Phase II clinical trial of ICT-107 bringing the total number of enrolled patients to 231. Additionally, we had two manufacturing facilities and 25 Phase II trial clinical sites that were operational. Since we completed our ICT-107 patient enrollment during the third quarter of 2012, we did not incur certain expenses related to product manufacturing or quality control during the three months ended June 30, 2013. However, we continued to incur other trial related expenses related to ICT-107. The decrease in the amounts expended for ICT-107 was partially offset by certain pre-clinical expenses we incurred related to ICT-121 and ICT-140. We expect our research and development expenses to remain relatively constant during the second half of 2013.

We had $190,788 of non-cash expenses during the three months ended June 30, 2013, consisting of $179,946 of stock based compensation and $10,842 of depreciation expense. We also recognized non-cash income of $2,027,517 related to the decrease in our warrant liabilities.  We had $3,438,281 of non-cash expenses for the three months ended June 30, 2012, consisting of $3,323,220 related to the increase in our warrant liability, $103,617 of stock based compensation and $11,444 of depreciation expense.

Net Loss

We incurred a net loss of $150,329 and $6,451,817 for the three months ended June 30, 2013 and 2012, respectively. The decrease in the net loss is primarily due to reductions in research and development expenses and a reduced charge to other expense related to the increase in the fair value of the warrant liability.

Six months ended June 30, 2013 and 2012

Revenues

We did not have any revenue during the six months ended June 30, 2013 and 2012 and we do not expect to have any revenue in 2013.

Expenses

General and administrative expenses for the six months ended June 30, 2013 and 2012 were $1,557,687 and $1,643,120, respectively. During the six months ended June 30, 2013, we reduced our expenses in the areas of investor relations, travel and legal expenses.  These decreases were partially offset by additional wages.

Research and development expenses for the six months ended June 30, 2013 and 2012 were $2,628,831 and $4,188,169, respectively. During the six months ended June 30, 2012, we enrolled 140 new patients in our Phase II clinical trial of ICT-107 bringing the total number of enrolled patients to 231.  Additionally, we had two manufacturing facilities and 25 Phase II trial clinical sites that were operational.  Since we completed our ICT-107 patient enrollment during the third quarter of 2012, we did not incur certain expenses related to product manufacturing or quality control during the six months ended June 30, 2013.  However, we continued to incur other trial related expenses related to ICT-107.  The decrease in the amounts expended for ICT-107 was partially offset by certain pre-clinical expenses we incurred related to ICT-121 and ICT-140.  We expect our research and development expenses to increase during the remainder of 2013 as we incur on-going expenses related to our Phase II  trial of ICT-107 and as we begin enrolling patients in our clinical trials for ICT-121 and ICT-140.

We had $969,928 of non-cash expenses during the six months ended June 30, 2013, consisting of $604,170 related to the increase in our warrant liabilities, $344,074 of stock based compensation and $21,684 of depreciation expense. We had $8,167,336 of non-cash expenses for the six months ended June 30, 2012, consisting of $7,795,724 related to the increase in our warrant liability, $348,724 of stock based compensation and $22,888 of depreciation expense.

Net Loss

We incurred a net loss of $5,124,120 and $14,341,252 for the six months ended June 30, 2013 and 2012, respectively. The decrease in the net loss is primarily due to reductions in research and development expenses and a reduced charge to other expense related to the increase in the fair value of the warrant liability.

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of $25,031,191, compared to working capital of $25,832,869 as of December 31, 2012. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. During the six months ended June 30, 2013, we issued 172,988 shares and received net proceeds of $404,208.  As of June 30, 2013, we had $16,554,838 remaining under the registration statement.  See additional discussion in Note 6 to the unaudited condensed financial statements which are included in Part 1 of this Form 10-Q.

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

As of June 30, 2013, we did not have any bank credit lines, long-term debt obligations, capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to June 30, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$420,421	$420,421	$—	$—	$—
Operating lease obligation	$299,063	97,482	201,581	—	—
	$719,484	$517,903	$201,581	$—	$—

Cash Flows

We used $4,117,822 of cash in our operations for the six months ended June 30, 2013, compared to $6,889,220 for the six months ended June 30, 2012. During the six months ended June 30, 2012, we greatly expanded our research and development activities, hired additional personnel and expanded our investor relations program. Additionally, we expanded our manufacturing activities, licensed the rights to key antigens and initiated efforts to expand our intellectual property portfolio. Since we completed our ICT-107 patient enrollment during the third quarter of 2012, we did not incur certain expenses related to product manufacturing or quality control during the six months ended June 30, 2013. During the six months ended June 30, 2013, we incurred non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $604,171 and stock based compensation of $344,074. During the six months ended June 30, 2012, we incurred non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $7,795,724 and stock based compensation of $348,724. Additionally, during the six months ended June 30, 2012, we recorded a non-cash financing expense of $368,524 related to the issuance of additional warrants triggered by the January 2012 stock issuance.

We used $34,441 cash from our investing activities during the six months ended June 30, 2013 primarily to purchase computer equipment and a telephone system. During the six months ended June 30, 2012, we used $5,668 of cash from our investing activities to acquire office equipment.

During the six months ended June 30, 2013, we received net proceeds of $84,131 from the exercise of stock options and $3,049,638 from the exercise of warrants. We also received $404,208 in net proceeds from our controlled equity offering.  During the six months ended June 30, 2012, we received net proceeds of $9,271,370, excluding $100,000 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants and we received $2,199,193 of proceeds from the exercise of warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 11, 2013 with the SEC.

 Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of its common stock during the quarter ended June 30, 2013.

Month	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April	99,208	$—	—	—
May	12,984	$—	—	—
June	—	$—	—	—
	112,192	$—	—	—

(1)	These shares are deemed to be repurchased through the cashless exercise of warrants and stock options during the quarter ended June 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit No.	Description

10.1	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd.

10.2	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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

Dated: August 7, 2013	IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Andrew Gengos

	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Fractor

	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2013

Exhibit No.	Description

10.1	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd.

10.2	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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