Form 10-Q
period 2013-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2013-11-07
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒

The Issuer had 57,095,788 shares of its common stock outstanding as of November 1, 2013.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,433,560	$26,216,668
Other assets	401,962	714,508
Total current assets	29,835,522	26,931,176
Property and equipment, net	74,667	76,289
Deposits	28,844	11,736
Total assets	$29,939,033	$27,019,201
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$554,743	$732,851
Accrued compensation and benefits	296,262	309,345
Accrued expenses	216,524	56,111
Total current liabilities	1,067,529	1,098,307
Warrant liability	3,690,609	2,852,880
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares and 99,000,000 shares authorized as of September 30, 2013 and 2012, respectively; 56,625,294 shares and 51,500,996 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	5,663	5,150
Additional paid-in capital	77,261,623	66,231,694
Deficit accumulated during the development stage	(52,086,391)	(43,168,830)
Total shareholders’ equity	25,180,895	23,068,014
Total liabilities and shareholders’ equity	$29,939,033	$27,019,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	February 25, 2004 (Inception) to September 30 2013
Revenues	$0	$0	$0	$0	$300,000
Expenses:
Research and development	1,276,507	2,378,917	3,905,338	6,567,086	22,165,450
Stock based compensation	156,277	33,887	500,351	382,611	9,216,363
General and administrative	985,107	1,004,181	2,542,794	2,647,301	15,227,541
Total expenses	2,417,891	3,416,985	6,948,483	9,596,998	46,609,354
Loss before other income (expense) and income taxes	(2,417,891)	(3,416,985)	(6,948,483)	(9,596,998)	(46,309,354)
Interest income	3,667	1,858	14,310	4,867	362,053
Financing expense	0	0	0	(368,524)	(397,294)
Change in fair value of warrant liability	(1,379,217)	2,777,500	(1,983,388)	(5,018,224)	(3,649,296)
Loss before income taxes	(3,793,441)	(637,627)	(8,917,561)	(14,978,879)	(49,993,891)
Income taxes	0	0	0	0	0
Net loss	(3,793,441)	(637,627)	(8,917,561)	(14,978,879)	(49,993,891)
Deemed dividend on redemption of preferred stock	0	0	0	0	(2,092,500)
Net loss attributable to common stock	$(3,793,441)	$(637,627)	$(8,917,561)	$(14,978,879)	$(52,086,391)
Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.17)	$(0.38)	$(2.68)
Weighted average number of shares basic and diluted	55,307,906	40,329,306	53,289,854	39,260,253	19,438,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Initial capitalization at $0.00002 per share	0	$0	6,256,500	$10	$87	$0	$0	$97
Common stock issued for cash during 2004 at $0.00078 per share	0	0	193,500	15	135	0	0	150
Net loss	0	0	0	0	0	0	(11,741)	(11,741)

Balance at December 31, 2004	0	0	6,450,000	25	222	0	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	0	0	387,000	659	74,341	0	0	75,000
Common stock issued for cash during 2005 at $0.32 per share	0	0	154,800	16	49,984	0	0	50,000
Common stock issued for research and development during 2005 at $0.99 per share	0	0	154,800	15	152,745	0	0	152,760
Net loss	0	0	0	0	0	0	(246,004)	(246,004)

Balance at December 31, 2005	0	0	7,146,600	715	277,292	0	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	0	0	73,093	7	36,539	0	0	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	0	0	1,510,000	151	549,249	0	0	549,400
Common stock issued for research and development during 2006 at $1.00 per share	0	0	694,000	69	693,931	0	0	694,000
Shares issued in connection with reverse merger	0	0	825,124	83	(83)	0	0	0
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	0	0	(2,059,100)	(206)	(64,794)	0	0	(65,000)
Exercise of stock options	0	0	10,062	1	3,521	0	0	3,522
Stock based compensation (options)	0	0	0	0	4,103,645	0	0	4,103,645
Net loss	0	0	0	0	0	0	(5,152,713)	(5,152,713)

Balance at December 31, 2006	0	0	8,199,779	820	5,599,300	0	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	0	0	3,531,603	353	4,892,133	0	0	4,892,486
Exercise of stock options	0	0	51,111	5	(5)	0	0	0
Reclassification of warrant derivative liability	0	0	0	0	2,233,600	0	0	2,233,600

Stock based compensation (options)	0	0	0	0	1,296,714	0	0	1,296,714
Net loss	0	0	0	0	0	0	(3,614,753)	(3,614,753)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	0	$0	11,782,493	$1,178	14,021,742	0	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	0	0	800,000	80	423,920	0	0	424,000
Common stock issued for research and development during 2008 at $0.65 per share	0	0	100,000	10	64,990	0	0	65,000
Stock based compensation (options)	0	0	0	0	513,357	0	0	513,357
Net loss	0	0	0	0	0	0	(3,059,730)	(3,059,730)

Balance at December 31, 2008	0	0	12,682,493	1,268	15,024,009	0	(12,084,941)	2,940,336
Exercise of warrants	0	0	1,970,992	197	462,551	0	0	462,748
Exercise of stock options	0	0	214,357	22	64,460	(52,668)	0	11,814
Stock based compensation (options)	0	0	0	0	308,302	0	0	308,302
Net loss	0	0	0	0	0	0	(2,626,205)	(2,626,205)

Balance at December 31, 2009	0	0	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	0	0	4,230,910	423	3,248,315	0	0	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	0	0	0	0	0	0	0
Exercise of warrants in exchange for promissory note	0	0	2,700,000	270	5,399,730	(5,400,000)	0	0
Redemption of preferred stock for repayment of promissory note	(400)	0	0	0	0	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	0	0	50,000	5	26,495	0	0	26,500
Cashless exercise of stock options	0	0	297,156	30	(30)	0	0	0
Common stock issued for services during 2010 at $0.90 per share	0	0	60,000	6	53,994	0	0	54,000
Common stock issued for services during 2010 at $1.06 per share	0	0	7,694	0	8,156	0	0	8,156
Stock based compensation	0	0	0	0	745,697	0	0	745,697
Interest on promissory note	0	0	0	0	0	(1,614)	0	(1,614)
Net loss	0	0	0	0	0	0	(6,150,142)	(6,150,142)
Balance at December 31, 2010	0	0	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830

Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	0	0	5,219,768	522	4,982,817	0	0	4,983,339
Exercise of stock options	0	0	382,000	38	388,341	0	0	388,379
Cashless exercise of stock options	0	0	667,077	67	(67)	0	0	0
Stock based compensation	0	0	131,537	13	1,190,120	0	0	1,190,133
Interest on promissory note	0	0	0	0	0	(352)	0	(352)
Redemption of promissory note	0	0	0	0	0	54,634	0	54,634
Net loss	0	0	0	0	0	0	(5,719,903)	(5,719,903)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	0	$0	28,613,984	$2,861	31,902,890	0	(28,673,691)	3,232,060
Common stock and warrants issued for cash during 2012 at $1.10 per share, net of offering costs in January 2012	0	0	9,489,436	949	9,270,421	0	0	9,271,370

Common stock and warrants issued for cash during 2012 at $2.10 per share, net of offering costs in October 2012	0	0	10,000,000	1,000	19,358,553	0	0	19,359,553
Exercise of warrants	0	0	2,295,334	230	3,201,690	0	0	3,201,920
Reclassification of warrant liability upon exercise	0	0	0	0	1,981,743	0	0	1,981,743
Cashless exercise of warrants	0	0	288,973	29	(29)	0	0	0
Cashless exercise of stock options	0	0	792,018	79	(79)	0	0	0
Restricted stock vested	0	0	1,251	0	0	0	0	0
Stock based compensation	0	0	0	0	496,007	0	0	496,007
Exercise of stock options	0	0	20,000	2	20,498	0	0	20,500
Net loss	0	0	0	0	0	0	(14,495,139)	(14,495,139)
Balance at December 31, 2012	0	0	51,500,996	5,150	66,231,694	0	(43,168,830)	23,068,014
Exercise of warrants	0	0	2,926,072	293	5,407,089	0	0	5,407,382
Cashless exercise of warrants	0	0	28,300	3	(3)	0	0	0
Exercise of stock options	0	0	145,401	15	141,616	0	0	141,631
Cashless exercise of stock options	0	0	131,228	13	(13)	0	0	0
Stock based compensation	0	0	0	0	500,351	0	0	500,351
Common stock issued for license rights in January 2013 at $2.41 per share	0	0	31,155	3	74,997	0	0	75,000
Common stock issued through controlled equity offering during May 2013 at an average of $2.57 per share, net of offering costs	0	0	172,988	17	404,191	0	0	404,208
Common stock issued through controlled equity offering during July 2013 at an average of $2.79 per share, net of offering costs	0	0	770,508	77	2,013,039	0	0	2,013,116
Common stock issued through controlled equity offering during August 2013 at an average of $2.90 per share, net of offering costs	0	0	642,604	64	1,752,267	0	0	1,752,331
Common stock issued through controlled equity offering during September 2013 at an average of $2.84 per share, net of offering costs	0	0	276,042	28	736,395	0	0	736,423
Net loss	0	0	0	0	0	0	(8,917,561)	(8,917,561)

Balance at September 30, 2013	0	0	56,625,294	$5,663	$77,261,623	$0	$(52,086,391)	$25,180,895

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	February 25, 2004 (Inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(8,917,561)	$(14,978,879)	$(49,993,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,682	34,331	110,967
Loss on disposal of assets	3,817	0	3,817
Change in fair value of warrant liability	1,983,388	5,018,224	3,649,296
Financing expense	0	368,524	397,294
Stock-based compensation	500,351	382,611	9,154,207
Common stock issued for services	0	0	98,703
Common stock issued for research and development	0	0	1,335,760
Changes in assets and liabilities:
Other assets	370,438	(501,714)	(421,969)
Accounts payable	(178,108)	91,421	554,393
Accrued liabilities	147,330	397,899	512,786
Net cash used in operating activities	(6,054,663)	(9,187,583)	(34,598,637)
Cash flows from investing activities:
Purchase of property and equipment	(37,877)	(5,668)	(193,569)
Cash paid for sale of Optical Molecular Imaging, Inc.	0	0	(25,000)
Net cash used in investing activities	(37,877)	(5,668)	(218,569)
Cash flows from financing activities:
Proceeds from exercise of stock options	141,631	20,500	592,344
Proceeds from exercise of warrants	4,261,723	3,153,852	7,926,389
Payments on promissory note receivable	0	0	53,018
Proceeds from issuance of common stock and warrants, net of offering costs	4,906,078	9,371,370	51,899,857
Proceeds from issuance of preferred stock and warrants, net of offering costs	0	0	3,779,158
Net cash provided by financing activities	9,309,432	12,545,722	64,250,766
Increase in cash and cash equivalents	3,216,892	3,352,471	29,433,560
Cash and cash equivalents, beginning of period	26,216,668	6,653,168	0
Cash and cash equivalents, end of period	$29,433,560	$10,005,639	$29,433,560
Supplemental cash flows disclosures:
Interest expense paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$0	$0	$3,350,000
Redemption of preferred stock for repayment of promissory note	$0	$0	$3,350,000
Deemed dividend on redemption of preferred stock	$0	$0	$2,092,500
Warrant liability converted to additional paid-in capital upon exercise	$1,145,659	$1,944,688	$3,127,404
Deposits used to acquire property and equipment	$0	$35,882	$35,882
Deferred offering costs	$0	$0	$182,599
Common stock issued for license rights	$75,000	$0	$75,000

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

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is in Phase II clinical development. The Company has two other candidates, ICT-140 and ICT-121, that each have investigational new drug (IND) applications for initiation of clinical development. The Company has sustained operating losses and, as of September 30, 2013, the Company had an accumulated deficit of $52,086,391. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements as of September 30, 2013 and for the three and nine months periods ended September 30, 2013 and 2012 and for the period from February 25, 2004 (inception) to September 30, 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2012 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on March 11, 2013.

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

Liquidity – As of September 30, 2013, the Company had working capital of $28,767,993, compared to working capital of $25,832,869 as of December 31, 2012. The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company had $25,910,858 and $23,646,922, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012
Risk-free interest rate	1.61%	0.66%
Expected dividend yield	None	None
Expected life	5.12 Years	4.42 Years
Expected volatility	90.6%	64.7%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the nine months ended September 30, 2013, the expected volatility is based upon the historical volatility of the Company’s common stock. For the nine months ended September 30, 2012, the expected volatility is based on market prices of traded options for comparable entities within our industry. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2013, the Company had approximately 56,617,706 million shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of September 30, 2013 and December 31, 2012, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2012, 2011 and 2010 remain open for possible review.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation if the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 14,610,187 shares and 19,290,100 shares at September 30, 2013 and 2012 respectively.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the SEC) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
Computers	$58,375	$23,192
Research equipment	120,505	128,381
	178,880	151,573
Accumulated depreciation	(104,213)	(75,284)
	$74,667	$76,289

Depreciation expense was $13,998 and $11,443 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $35,682 and $34,331 for the nine months ended September 30, 2013 and 2012, respectively. Depreciation expense was $110,967 for the period from February 25, 2004 (date of inception) to September 30, 2013.

4. Related-Party Transactions

Cedars-Sinai Medical Center License Agreement

Dr. John Yu, our Chief Scientific Officer and former interim Chief Executive Officer, is a neurosurgeon at Cedars-Sinai Medical Center (Cedars-Sinai). In November 2006, the Company entered into a license agreement with Cedars-Sinai under which the Company acquired an exclusive, worldwide license to its technology for use as cellular therapies, including cancer stem cell and dendritic cell-based vaccines for neurological disorders that include brain tumors and neurodegenerative disorders and other cancers. This technology is covered by a number of issued and pending U.S. and foreign patents and applications, and the term of the license will be until the last to expire of any patent claims that are issued covering this technology.

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

On June 16, 2008, the Company entered into a First Amendment to Exclusive License Agreement (the Amendment) with Cedars-Sinai. The Amendment amended the License Agreement to include in the Company’s exclusive license from Cedars-Sinai under that agreement an epitope to CD133 and certain related intellectual property. This technology is covered by U.S. patent applications filed by both parties. Pursuant to the Amendment, the Company issued Cedars-Sinai 100,000 shares of the Company’s common stock as an additional license fee for the licensed CD133 epitope technology, which will be subject to the royalty and other terms of the License Agreement.

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

Effective March 23, 2010, the Company entered into a Third Amendment to Exclusive License Agreement (the Third Amendment) with Cedars-Sinai. The Third Amendment amended the License Agreement to revise the milestones set forth in the License Agreement that the Company must achieve in order to maintain its license rights under that agreement. The revised milestones include the replacement of a milestone that required commencement of a Phase I clinical trial for the Company’s second product candidate by no later than June 30, 2010 and commencement of a Phase II clinical trial for one of the Company’s product candidates by no later than March 31, 2012 with a requirement that by September 30, 2011 the Company either commence a Phase II clinical trial for its dendritic cell vaccine candidate or a Phase I clinical trial for its cancer stem cell vaccine candidate. The amendment also added a requirement that the Company obtain certain defined forms of equity or other funding in the amount of at least $2,500,000 by December 31, 2010 and a total of at least $5,000,000 by September 30, 2011. These funding requirements were fully satisfied as of June 30, 2011.

Effective September 1, 2012, the Company entered into a new agreement with Cedars-Sinai whereby Cedars-Sinai provided research support for CD133 experiments in support of ICT-121. The agreement expired on September 19, 2013 and the Company made payments to Cedars-Sinai of $329,832. The Company is currently in negotiations with Cedars-Sinai to extend this research agreement.

5. Commitments and Contingencies

Sponsored Research Agreements

In an effort to expand the Company’s intellectual property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3 million for services through September 2013. Subsequently, the Company and Aptiv entered into three contract amendments. Under the first amendment, effective January 20, 2011, Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. The second amendment, effective February 4, 2012, extended the services to be provided by Aptiv and further increased the fees by $986,783. The second amendment also extended the term of the agreement to March 31, 2014. On January 11, 2013, the third amendment was finalized whereby the services were further extended and the fees were further increased by $608,201. The total aggregate fee pursuant to the original agreement and the three modifications is $5,078,169. As of September 30, 2013, the Company’s remaining obligation under the existing commitment is approximately $962,190.

University of Pennsylvania

On February 13, 2012, the Company entered into a Patent License Agreement with The Trustees of the University of Pennsylvania under which the Company acquired an exclusive, worldwide license relating to intellectual property for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, its lead dendritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

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

The Johns Hopkins University Licensing Agreement

On February 23, 2012, the Company entered into an Exclusive License Agreement, effective as of February 16, 2012, with The Johns Hopkins University (JHU) under which it received an exclusive, worldwide license to JHU’s rights in and to certain intellectual property related to mesothelin-specific cancer immunotherapies.

Pursuant to the License Agreement, the Company agreed to pay an upfront licensing fee, payable half in cash and half in shares of its common stock, within 30 days of the effective date of the License Agreement and upon issuance of the first U.S. patent covering the subject technology. In addition, the Company has agreed to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales, sublicensing payments and annual minimum royalties.  Effective September 24, 2013, the Company entered into an Amendment No. 1 to the Exclusive License Agreement that updated certain milestones.

The University of Pittsburgh Patent License Agreement

On March 20, 2012, the Company entered into an Exclusive License Agreement with the University of Pittsburgh under which the Company has licensed intellectual property surrounding EphA2, a tyrosine kinase receptor that is highly expressed by ovarian cancer and other advanced and metastatic malignancies. The License Agreement grants a worldwide exclusive license to the intellectual property for ovarian and pancreatic cancers; and a worldwide non-exclusive license to the intellectual property for brain cancer. The Company intends to employ the intellectual property in the development and commercialization of ICT-140, a multivalent, dendritic cell-based vaccine for the treatment of ovarian cancer.

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

Cedars-Sinai Medical Center

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

Employment Agreements

The Company has one-year employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1,179,000 and the potential bonus is approximately $362,000.  Additionally, during the nine months ended September 30, 2013, the Company issued an aggregate of 489,000 stock options to its management at a weighted average exercise price of $2.66 that vest over a period of four years.

Operating Lease

The Company entered into a lease for new office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental will increase by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $17,900 and $14,000 for the three months ended September 30, 2013 and 2012, respectively. Rent expense was approximately $55,000 and $40,000 for the nine months ended September 30, 2013 and 2012, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2013	$24,189
2014	97,724
2015	100,905
2016	68,432
Total	$291,250

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

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through September 30, 2013, we sold 1,862,142 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $4,906,078, less offering expenses of approximately $338,000.  As of September 30, 2013, aggregate gross sales for additional common stock of approximately $11,754,071 remained available under the Sales Agreement.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 3,852,655 common shares have been granted under the Plan and are outstanding as of September 30, 2013. As of September 30, 2013, there were 5,644,347 options available for issuance under the Plan.

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

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	10,581,194	$1.16	0	0
Granted	847,287	2.67	0	0
Exercised	(422,401)	1.33	0	0
Forfeited or expired	(120,000)	1.77	0	0
Outstanding September 30, 2013	10,886,080	$1.34	3.74	$13,830,748
Vested or expected to vest at September 30, 2013	8,806,043	$1.06	2.98	$13,394,524

As of September 30, 2013, the total unrecognized compensation cost related to unvested stock options amounted to $2,641,357, which will be amortized over the weighted-average remaining requisite service period of approximately 22 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants had a term of 26 months from the date of issuance. As of September 30, 2013, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,733 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of September 30, 2013 these warrants have been fully exercised, except for warrants to purchase 4,000 shares of the Company’s common stock that expired. (See Warrant Liabilities below.)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of September 30, 2013, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than $1.55. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. As of September 30, 2013, warrants to purchase 2,823,670 shares of the Company’s common stock remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2013, warrants to purchase 1,900,079 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2013, warrants to purchase 4,480,750 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On September 30, 2013, the price per share of Company’s common stock was $2.57 per share compared to $1.92 per share at December 31, 2012 and $2.81 per share on September 30, 2012.

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

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,773 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three months ended September 30, 2012, the Company recorded a credit to other income of $745,778 and for the nine months ended September 30, 2012, the Company recorded a charge to other expense of $1,181,075. During the six months ended June 30, 2013, the remaining warrants were fully exercised; however, the Company recognized a credit to other income of $403,665 as the Company revalued the warrants at the date of exercise.  For the three and nine months ended September 30, 2013, the Company recorded a charge to other expense of nil and $583,134, respectively.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three months ended September 30, 2012, the Company recorded a credit to other income of $718,720 and for the nine months ended September 30, 2012, the Company recorded a charge to other expense of $732,750. As of September 30, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 70%; (iii) risk free rate of 0.24% and (iv) expected term of 1.59 years. For the three and nine months ended September 30, 2013, the Company recorded a charge to other expense of $348,569 and $345,987, respectively. As of September 30, 2013, the carrying value of the warrant liability is $934,681.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three months ended September 30, 2012, the Company recorded a credit to other income of $1,313,003 and for the nine months ended September 30, 2012, the Company recorded a charge to other expense of $2,727,643, As of September 30, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 73%; (iii) risk free rate of 0.45% and (iv) expected term of 2.39 years. For the three and nine months ended September 30, 2013, the Company recorded a charge to other expense of $1,030,649 and $1,054,268, respectively. As of September 30, 2013, the carrying value of the warrant liability is $2,755,928.

For the three and nine months ended September 30, 2013, the expected volatility is based upon the historical volatility of the Company’s stock. For the three and nine months ended September 30, 2012, the expected volatility is based on market prices of traded options for comparable entities within our industry.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Balance – January 1	$2,852,880	$2,157,408
Issuance of warrants and effect of repricing	0	368,524
Exercise of warrants	(1,145,659)	(1,944,688)
(Gain) or loss included in earnings	1,983,388	5,018,224
Transfers in and out/or out of Level 3	—	—
Balance – September 30	$3,690,609	$5,599,468

7. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three and nine months ended September 30, 2013 or September 30, 2012.

8. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of September 30, 2013, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with its deferred tax assets. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2013	September 30, 2012
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	9%	14%
Change in valuation allowance for deferred tax assets	31%	26%
Total	0%	0%

	September 30, 2013	December 31, 2012
Net operating loss carryforwards	$15,759,274	$12,821,749
Stock-based compensation	1,931,443	1,796,954
Less valuation allowance	(17,690,717)	(14,618,703)
Net deferred tax asset	$0	$—

As of September 30, 2013 and December 31, 2012, the Company had federal and California income tax net operating loss carryforwards of approximately $38 million. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

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

9. Subsequent Events

Warrant Exercises

Subsequent to September 30, 2013, certain warrant holders exercised 198,550 warrants for cash and the Company received $279,956.

Stock Option Exercises

Subsequent to September 30, 2013, the Company issued 18,157 shares of common stock upon the cashless exercise of stock options to purchase 24,000 shares of common stock.  Additionally, the Company issued 267,387 shares of common stock as a result of the exercise of stock options and the Company received cash proceeds of $66,847.

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

Overview and Plan of Operation

ImmunoCellular Therapeutics, Ltd. (the Company) is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

Since the Company’s inception on February 25, 2004, the Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107 is in Phase II clinical development. The Company has two other candidates, ICT-140 and ICT-121, that each have investigational new drug (IND) applications for initiation of clinical development. The Company has sustained operating losses and, as of September 30, 2013, the Company had an accumulated deficit of $52,086,391. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

On January 31, 2006, we completed a merger, pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Report and the description of our results of operations and financial condition reflect the operations of Spectral Molecular Imaging through September 2006, when we sold that subsidiary and all of its operations to a third party.

In November 2006, we acquired an exclusive, worldwide license from Cedars-Sinai Medical Center for certain cellular-based therapy technology that we are developing for the potential treatment of brain tumors and other forms of cancer. We have completed a Phase I clinical trial of a vaccine product candidate for the treatment of glioblastoma multiforme based on this technology and in January 2011, we initiated a Phase II clinical trial. During 2012, we completed our patient enrollment for this trial.

In February 2008, we acquired certain monoclonal antibody related technology owned by Molecular Discoveries LLC. This technology consists of (1) a platform technology referred to by Molecular Discoveries as differential immunization for antigen and antibody discovery for the potentially rapid discovery of targets (antigens) and monoclonal antibodies for diagnosis and treatment of diverse human diseases and (2) certain monoclonal antibody candidates for the potential detection and treatment of multiple myeloma, small cell lung, pancreatic and ovarian cancers. These monoclonal antibody programs are at a pre-clinical stage of development and will require further development before an IND can be potentially filed for human testing. We do not plan to develop these technologies for our own use, but we may choose to license or discontinue them in the future.

In February 2012, we acquired an exclusive worldwide license from the University of Pennsylvania related to intellectual property for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines, including ICT-107, our lead dendritic cell-based cancer vaccine candidate for the treatment of glioblastoma multiforme.

Also in February 2012, we acquired an exclusive, worldwide license from The John Hopkins University to certain intellectual property related to mesothelin-specific cancer immunotherapies.

In January 2013, the U.S. Food and Drug Administration allowed our IND for a clinical trial for ICT-140 Phase II open-label safety study to initially enroll 30 ovarian cancer patients with an option to enroll another 30 patients at our discretion.  The study is designed with a 2-to-1 randomization, whereby for every 2 patients who will receive the treatment 1 patient will receive the current standard of care. All of the patients participating in the study will have been previously treated with standard chemotherapeutic agents. This trial is expected to include five clinical sites in the United States and we expect to initiate the trial in the first quarter of 2014.

On July 30, 2013, we announced the initiation of a Phase I clinical trial of cancer vaccine ICT-121 as a potential treatment for patients with recurrent glioblastoma multiforme.

Since our inception on February 25, 2004, we have been primarily engaged in the acquisition of certain intellectual property, together with the recent clinical testing activities for our vaccine product candidates, and have not generated any recurring revenues. As a result, we have incurred operating losses and, as of September 30, 2013 we had an accumulated deficit of $52,086,391. We expect to incur significant research, development and administrative expenses before any of our products can be launched and recurring revenues, if ever, are generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to September 30, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the nine months ended September 30, 2013 and 2012 we recorded an expense of $3,905,338 and $6,567,086, respectively related to research and development activities. We expect our research and development expenses during the remainder of 2013 to remain relatively constant with the first half of the year.

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

Results of Operations

Three months ended September 30, 2013 and 2012

Net Loss

We incurred a net loss of $3,793,441 and $637,627 for the three months ended September 30, 2013 and 2012, respectively. The increase in the net loss is primarily due to a charge during the three months ended September 30, 2013 of $1,379,217 related to the increase in the fair value of the warrant liability, compared to a credit of $2,777,500 to revalue the warrant liability during the same period last year.  This increase was partially offset by reductions in our research and development expenses during the current period.

Revenues

We did not have any revenue during the three months ended September 30, 2013 and 2012 and we do not expect to have any revenue in 2013.

Expenses

General and administrative expenses for the three months ended September 30, 2013 and 2012 were $985,107 and $1,004,181, respectively. During the three months ended September 30, 2013, we optimized our spending in the areas of investor relations, travel and professional fees, which resulted in a decrease in expense.  These decreases were partially offset by increases in personnel related expenses as we hired additional employees and we concluded a litigation matter.  The Company and certain officers and directors were the defendants in a lawsuit.  The plaintiff alleged that the Company and our directors breached their fiduciary duty for making inadequate disclosures in our proxy statement related to the proposed amendment to our 2006 Equity Incentive Plan.  The litigation was settled during the quarter ended September 30, 2013 and the Company does not expect to incur any additional expenses related to this matter.

Research and development expenses for the three months ended September 30, 2013 and 2012 were $1,276,507 and $2,378,917, respectively. During the three months ended September 30, 2012, we completed our enrollment by enrolling 39 new patients in our Phase II clinical trial of ICT-107 bringing the total number of enrolled patients to 278. Since a significant amount of the expenses that we incur to treat patients are incurred shortly after enrollment, our patient treatment costs for ICT-107 were substantially higher during the three months ended September 30, 2012. The decrease in the amounts expended for ICT-107 was partially offset by certain pre-clinical expenses we incurred related to ICT-121 and ICT-140. Our future research and development expenses are heavily dependent on the outcome of our Phase II trial of ICT-107.  Depending on the outcome of that trial, we may need to conduct a Phase III trial with a patient enrollment that will likely be significantly larger than the Phase II trial.  The number of patients to be enrolled and the ultimate cost will be dependent on factors that are not presently known by us.  We will incur additional costs as we enroll patients in our ICT-121 and ICT-140 clinical trials.

We had $1,549,492 of non-cash expenses during the three months ended September 30, 2013, consisting of $1,379,217 related to the increase in our warrant liabilities, $156,277 of stock based compensation and $13,998 of depreciation expense. We had $45,330 of non-cash expenses for the three months ended September 30, 2012, consisting of $33,887 of stock based compensation and $11,443 of depreciation expense. During the three months ended September 30, 2012, we recorded $2,777,500 of other income related to the decrease in the fair value of our warrant liabilities.

Nine months ended September 30, 2013 and 2012

Net Loss

We incurred a net loss of $8,917,561 and $14,978,879 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the net loss is primarily due to reductions in research and development expenses and a reduced charge to other expense related to the increase in the fair value of the warrant liability.

Revenues

We did not have any revenue during the nine months ended September 30, 2013 and 2012 and we do not expect to have any revenue in 2013.

Expenses

General and administrative expenses for the nine months ended September 30, 2013 and 2012 were $2,542,794 and $2,647,301, respectively. During the three months ended September 30, 2013, we optimized our spending in the areas of investor relations, travel and professional fees, which resulted in a decrease in expense.  These decreases were partially offset by increases in personnel related expenses as we hired additional employees and we concluded a litigation matter.

Research and development expenses for the nine months ended September 30, 2013 and 2012 were $3,905,338 and $6,567,086, respectively. During the nine months ended September 30, 2012, we completed our enrollment by enrolling 39 new patients in our Phase II clinical trial of ICT-107 bringing the total number of enrolled patients to 278.  Additionally, we had two manufacturing facilities and 25 Phase II trial clinical sites that were operational.  Since we completed our ICT-107 patient enrollment during the third quarter of 2012, we did not incur certain expenses related to product manufacturing or quality control during the nine months ended September 30, 2013.  However, we continued to incur other trial related expenses related to ICT-107.  The decrease in the amounts expended for ICT-107 was partially offset by certain pre-clinical expenses we incurred related to ICT-121 and ICT-140.  We expect our research and development expenses to increase during the remainder of 2013 as we incur on-going expenses related to our Phase II  trial of ICT-107 and as we begin enrolling patients in our clinical trials for ICT-121 and ICT-140.

We had $2,523,238 of non-cash expenses during the nine months ended September 30, 2013, consisting of $1,983,388 related to the increase in our warrant liabilities, $500,351 of stock based compensation, $3,817 loss on disposal of assets and $35,682 of depreciation expense. We had $5,435,166 of non-cash expenses for the nine months ended September 30, 2012, consisting of $5,018,224 related to the increase in our warrant liability, $382,611 of stock based compensation and $34,331 of depreciation expense.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $28,767,993, compared to working capital of $25,832,869 as of December 31, 2012. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. During the nine months ended September 30, 2013, we issued 1,862,142 shares and received net proceeds of $4,906,078.  As of September 30, 2013, we had $11,754,071 remaining under the registration statement.  See additional discussion in Note 6 to the unaudited condensed financial statements which are included in Part 1 of this Form 10-Q.

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

As of September 30, 2013, we did not have any bank credit lines, long-term debt obligations, capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to September 30, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$1,099,016	$1,099,016	$0	$0	$0
Operating lease obligation	291,250	96,998	194,252	0	0
	$1,390,266	$1,196,014	$194,252	$0	$0

Cash Flows

We used $6,054,663 of cash in our operations for the nine months ended September 30, 2013, compared to $9,187,583 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we greatly expanded our research and development activities, expanded our investor relations program and obtained a listing on NYSE MKT. Since we completed our ICT-107 patient enrollment during the third quarter of 2012, we did not incur certain expenses related to product manufacturing or quality control during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we incurred non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $1,983,388 and stock based compensation of $500,351. During the nine months ended September 30, 2012, we incurred non-cash expenses consisting primarily of a valuation adjustment to our warrant liabilities of $5,018,224. Additionally, during the nine months ended September 30, 2012, we recorded a non-cash financing expense of $368,524 related to the issuance of additional warrants triggered by the January 2012 stock issuance.

We used $37,877 cash from our investing activities during the nine months ended September 30, 2013 primarily to purchase computer equipment and a telephone system. During the nine months ended September 30, 2012, we used $5,668 of cash from our investing activities to acquire office equipment.

During the nine months ended September 30, 2013, we received net proceeds of $141,631 from the exercise of stock options and $4,261,723 from the exercise of warrants. We also received $4,906,078 in net proceeds from our controlled equity offering.  During the nine months ended September 30, 2012, we received net proceeds of $9,271,370, excluding $100,000 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants and we received $3,153,852 of proceeds from the exercise of warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 11, 2013 with the SEC.

 Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of its common stock during the quarter ended September 30, 2013.

Month	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July	0	$0	0	0
August	99,331	$0	0	0
September	5,491	$0	0	0
	104,822	$0	0	0

(1)	These shares are deemed to be repurchased through the cashless exercise of warrants and stock options during the quarter ended September 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (1)

10.1	Employment Agreement dated August 19, 2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd.

10.2	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†

10.3	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

10.4	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

10.5	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed by us on September 24, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

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

Dated: November 7, 2013		IMMUNOCELLULAR THERAPEUTICS, LTD.

	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2013

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (1)

10.1	Employment Agreement dated August 19 ,2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd.

10.2	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd. †

10.3	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

10.4	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

10.5	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed by us on September 24, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

†

Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.