Form 10-K
period 2013-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2014-03-14
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (818) 264-2300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $103,973,710.

There were 57,565,704 shares of the registrant’s common stock outstanding on February 28, 2014.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

Table of Contents

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

ImmunoCellular Therapeutics, Ltd. is a clinical-stage biotechnology company that is developing immune-based therapies for the treatment of cancers, such as brain and ovarian. Immunotherapy is an emerging approach to treating cancer in which a patient’s own immune system is stimulated to target tumor antigens, which are molecular signals that the immune system uses to identify foreign bodies. While some other cancer immunotherapies only target a single cancer antigen, our technology can elicit an immune response against several antigens. Our cancer immunotherapies are also distinguished by the fact that they target cancer stem cells (CSCs), which are the primary drivers of tumor growth and disease recurrence. Our most advanced product candidate, ICT-107, completed Phase II testing in December 2013, and we have a portfolio of other potential therapeutic immunotherapies using our proprietary approach to treating cancer.

ICT-107, our lead product candidate, is a dendritic cell (DC) vaccine for the treatment of newly diagnosed glioblastoma multiforme (GBM), the most common and lethal type of brain cancer. ICT-107 is designed to activate a patient’s immune system to target six different tumor-associated antigens. The recently completed Phase II testing of ICT-107 involved a clinical trial designed as a double-blind, placebo-controlled (2:1 randomized), multicenter evaluation of the safety and efficacy of ICT-107 in patients with newly diagnosed GBM. From January 2011 until September 2012, the trial enrolled 278 patients at 25 centers throughout the U.S. and 124 patients were randomized to ICT-107 or placebo. In December 2013, we reported that ICT-107 treated patients had a numerical advantage for median survival of two months more than placebo patients in the Intent to Treat (ITT) population but that the difference in survival between ICT-107 and placebo treated patients (the primary efficacy endpoint of the trial), did not reach statistical significance (p-value = 0.58; Hazard Ratio = 0.87). For Progression-Free Survival (PFS), an important secondary efficacy endpoint, we reported ICT-107 treated patients had a two-month advantage in median PFS compared with placebo patients in the ITT population.  This difference in PFS between ICT-107 and placebo treated patients reached statistical significance (p-value = 0.014; Hazard Ratio = 0.56).  ICT-107 was generally safe and well tolerated, with no imbalance in adverse events between the treated and placebo groups.

The ICT-107 Phase II trial ended once 64 of the 124 randomized patients had died.  Once this event level was reached, the process of verifying the patient data at each trial site, addressing missing or incorrect data, and conducting the predefined statistical analysis took place.  In the course of this process, three more patients died and their survival data were included in the results announced in December 2013, bringing the event count to 67 deaths.  Because patients in the Phase II trial continue to be monitored for survival and other parameters, the Company periodically will be able to rerun important endpoint analyses including the comparison of overall survival for ICT-107 and placebo treated patients.  In addition, the Company will be able to monitor long-term survival which is thought to be a feature of cancer immunotherapies and has been periodically reported on by trial investigators for the 16 newly diagnosed GBM patients treated in the Phase I clinical trial that concluded in 2010.  Management currently plans to request an end of Phase II meeting with FDA in the second quarter of 2014 to discuss the design, conduct and results of the ICT-107 Phase II trial.  In addition, we plan to discuss next clinical steps for ICT-107, including potentially a Phase III trial.  Based on the timing of this meeting request, the FDA meeting could occur in the second or third quarters of 2014.

In addition to ICT-107, the Company is also developing other therapeutic DC vaccines: ICT-140 for ovarian cancer and ICT-121 for recurrent GBM. ICT-140 targets seven tumor-associated antigens expressed on ovarian cancer cells. Some of the antigens utilized in ICT-140 were also used in ICT-107. We filed an investigational new drug (IND) application for ICT-140 at the end of 2012 and the IND was allowed by the FDA in January 2013. We subsequently modified the design of the trial and amended the IND to reflect this new Phase II design proposal in May 2013. This amendment was allowed by FDA later that month.  Prior to starting this Phase II trial, we are upgrading our generalized DC vaccine manufacturing process in an effort to bring it to the level of Phase III/commercial ready.  We plan to use this improved process once developed to manufacture clinical supplies for the ICT-140 trial.  We expect to begin enrolling patients for this trial in the third quarter of 2014. ICT-121 specifically targets CD133, a CSC marker that is overexpressed in a wide variety of solid tumors, including ovarian, pancreatic, and breast cancers. We began screening patients in September 2013 for a Phase I trial in recurrent GBM.  We enrolled and treated the first patient in December 2013.

Compared to other cell-based immunotherapies, such as sipuleucel-T (Provenge) from Dendreon, our DC vaccines can be manufactured at a lower expense. This is primarily due to the fact that we can make multiple doses of a patient’s vaccine from a single manufacturing run.  In addition, the vaccine is stored in liquid nitrogen making the logistics of shipping and administration to the patient easier than sipuleucel-T, which must be shipped fresh and administered to the patient within 18 hours of manufacture.

While the Company has a promising technology portfolio of multiple clinical-stage candidates, we do not currently anticipate that the Company will generate any revenues from either product sales or licensing in the foreseeable future. The Company has financed the majority of its prior operations through the sales of securities, including underwritten public offerings completed in January 2012 and October 2012 that generated $9.3 million and $19.3 million of net proceeds, respectively. During 2012, the Company also received approximately $3.2 million from the exercise of warrants.  During 2013, the Company received approximately $5.0 million from the additional exercise of warrants and approximately $4.9 million, net of offering expenses of $338,000, from the sales of our common stock pursuant to our Controlled Equity Offering℠ Sales Agreement with Cantor Fitzgerald & Co.

The estimated cost of completing the development of any of the current or potential immunotherapy candidates will require the Company to raise additional capital or enter into collaboration agreements with third parties. There can be no assurances that the Company will be able to obtain any additional funding, or if such funding is available, that the terms will be favorable. In addition, collaborations with third parties may not be available to us and may require us to surrender rights to many of our products, which may reduce the potential share of returns in any licensed products. If we are unable to raise sufficient capital or secure collaborations with third parties, we will not be able to further develop our product candidates.

Company Information

We filed our original Certificate of Incorporation with the Secretary of State of Delaware on March 20, 1987 under the name Redwing Capital Corp. On June 16, 1989, we changed our name to Patco Industries, Ltd. and conducted an unrelated business under that name until 1994. On January 30, 2006, we amended our Certificate of Incorporation to change our name to Optical Molecular Imaging, Inc. in connection with our merger on January 31, 2006 with Spectral Molecular Imaging, Inc. The acquisition was accounted for as a reverse merger, with Spectral Molecular Imaging deemed to be the accounting acquirer and Optical Molecular Imaging deemed to be the legal acquirer.  As such, the financial statements herein reflect the historical activity of Spectral Molecular Imaging since its inception on February 25, 2004.  On November 2, 2006, we amended our Certificate of Incorporation to change our name to ImmunoCellular Therapeutics, Ltd. to reflect the disposition of our Spectral Molecular Imaging subsidiary and the acquisition of our cellular-based technology from Cedars-Sinai.

Our principal executive offices are located at 23622 Calabasas Road, Suite 300, Calabasas, California 91302, and our telephone number at that address is (818) 264-2300.

Technology and Potential Products

The table below summarizes the status of our ICT-107, ICT-121, and ICT-140 product candidates and other technologies:

PRODUCT CANDIDATE	TARGET INDICATION	STATUS
Active Immunotherapies

ICT-107 (DC-based vaccine targeting CSCs and cancer antigens)	Newly diagnosed GBM	Phase II completed

ICT-121 (DC-based vaccine targeting CD133+ CSCs)	Recurrent GBM and other solid tumor cancers	Phase I enrolling patients

ICT-140 (DC-based vaccine targeting CSCs and cancer antigens)	Recurrent ovarian cancer	Phase II pending

Cancer is caused by abnormal cells that grow in an uncontrolled manner. These cells proliferate and can metastasize throughout the body causing tumors that can result in organ failure and death. Unfortunately, conventional cancer treatments, such as surgery, radiation, and chemotherapy, have limited therapeutic benefit and significant undesirable side effects. Our approach is to develop cancer therapies that activate the body’s immune system response to fight cancer. The U.S. Food and Drug Administration (FDA)-approved cancer immunotherapies, such as sipuleucel-T and ipilimumab, have been shown to improve patient survival where conventional therapies failed.

We believe our approach of targeting multiple tumor-associated antigens, as well as CSC antigens, is critical for developing clinically effective treatments. Cancer is a complex disease often characterized by several cellular abnormalities. Targeting multiple cancer antigens not only increases the likelihood of an effective treatment, but can also prevent tumor escape mechanisms that are sometimes observed with single-antigen targeted therapies.

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

In contrast, our DC technology overcomes many of sipuleucel-T’s shortcomings. As much as 90% of our final manufacturing product is DCs, which can stimulate a much stronger immune response than APCs. We have optimized manufacturing to produce an average of 20 doses per patient, so patients only need to undergo a single apheresis procedure. The DCs can be stored, eliminating the need to ship the product back to patients within 18 hours. Also, DCs can be administered more conveniently by intradermal injection versus intravenous infusion for sipuleucel-T. As a result of technological improvements, the margins for our DC vaccines are expected to be better than those of sipuleucel-T.

Product Candidates

ICT-107

The American Cancer Society (ACS) estimated that about 23,130 malignant tumors of the brain and spinal cord would be diagnosed in the US in 2013. GBM is the most prevalent and aggressive form of brain cancer. Over 10,000 new patients are diagnosed with GBM in the US each year. Despite advances in surgery, radiation, and chemotherapy, recurrence is almost a certainty, occurring on average within 6.9 months. The median survival time for newly diagnosed GBM patients is only 14.6 months, and fewer than 10% of these patients live more than five years.

ICT-107 is a DC vaccine that targets six different tumor-associated antigens that are found on patients’ tumor cells; at least four of the six antigens are highly expressed on CSCs. The therapeutic vaccine is used subsequent to conventional therapy or concomitantly with chemotherapy in patients with newly diagnosed GBM. Results from a Phase I clinical trial at Cedars-Sinai Medical Center in Los Angeles showed that ICT-107 was well tolerated, with no significant adverse events reported. Of the 16 newly diagnosed patients treated with ICT-107, seven continue to survive beyond five years. Six of the 16 patients were disease free over five years.  One of these six patients later died from leukemia without recurrence of GBM, one progressed at 62 months, and four patients are still free of disease. The median PFS in the 16 newly diagnosed patients enrolled in the trial was 16.9 months, and median OS was 38.4 months—a two-year improvement compared to historical standard of care.

In January 2011, we commenced a randomized, placebo-controlled, double-blind, multicenter Phase II trial of ICT-107 in newly diagnosed GBM patients. From January 2011 until September 2012, the trial enrolled 278 patients at 25 centers throughout the U.S. and 124 patients were randomized to ICT-107 or placebo. In December 2013, we reported that ICT-107 treated patients had a numerical advantage for median survival of two months more than placebo patients in the Intent to Treat (ITT) population but that the difference in survival between ICT-107 and placebo treated patients (i.e. the primary efficacy endpoint of the trial) did not reach statistical significance

(p-value = 0.58; Hazard Ratio = 0.87). For Progression-Free Survival (PFS), an important secondary efficacy endpoint, we reported ICT-107 treated patients had a two-month advantage in median PFS compared with placebo patients in the ITT population.  This difference in PFS between ICT-107 and placebo treated patients reached statistical significance (p-value = 0.014; Hazard Ratio = 0.56).  ICT-107 was generally safe and well tolerated, with no imbalance in adverse events between the treated and placebo groups.

In June 2010, ICT-107 was granted Orphan Drug status by the FDA, making the product candidate eligible, under certain circumstances, for marketing exclusivity and other potential benefits.

In September 2010, we entered into a Master Services Agreement (MSA) with Aptiv Solutions (formerly Averion International Corp.), a clinical research organization. Under the MSA, Aptiv Solutions provides us with clinical trial support services in connection with and over the course of our Phase II clinical trial for ICT-107, including overseeing enrollment of patients and execution. The MSA, which may be terminated by us at any time, provides for a limit of approximately $5.0 million on the fees that we will be obligated to pay if all of the planned services are actually provided.

In January 2011, we entered into a sponsored research and vaccine production agreement with the University of Pennsylvania, which had helped us to optimize the formulation of ICT-107 that we used in the Phase II trial. The University of Pennsylvania assisted us in the Good Manufacturing Practice (GMP) production of ICT-107 for the Phase II trial. In October 2011, we entered into an agreement with Progenitor Cell Therapy, LLC to serve as a second manufacturer of ICT-107 for the Phase II trial.  We are continuing our optimization efforts with third parties in order to develop a validated commercial scale manufacturing process as we plan for potential Phase III clinical studies.

In February 2014, ICT-107 was granted Orphan Drug status by the European Medicines Agency, providing us with incentives, including a 10-year period of market exclusivity, access to a centralized review process, trial design assistance and scientific advice during product development, fee reductions, and tax incentives.

ICT-140

The ACS estimates that in the U.S., about 21,980 women will receive a new diagnosis of ovarian cancer and about 14,270 will die from ovarian cancer in 2014. The National Cancer Institute reports that ovarian cancer is the ninth leading cause of cancer death in the United States and the lifetime risk is approximately 1.4%. By contrast according to the most recent estimates 39% of women who inherit a harmful BRCA1 mutation and 11% to 17% of women who inherit a harmful BRCA2 mutation will develop ovarian cancer by age 70 years.

Ovarian cancer usually spreads via local shedding into the peritoneal cavity followed by implantation on the peritoneum and via local invasion of bowel and bladder. The incidence of positive nodes at primary surgery has been reported to be as much as 24% in patients with stage I disease, 50% in patients with stage II disease, 74% in patients with stage III disease and 73% in patients with stage IV disease. The five-year survival rate for all stages of ovarian cancer is approximately 44%. For cases where a diagnosis is made early in the disease, when the cancer is still confined to the primary site, the five-year survival rate is 92%. However, only 15% of all ovarian cancers are found at this early stage.

Many ovarian cancers are spontaneously invaded by T cells, and patients whose tumors have tumor-infiltrating T cells survive longer. Therefore, cancer immunotherapies may improve the survival rate of patients with ovarian cancer.

ICT-140 is a DC vaccine that targets seven different ovarian cancer antigens. Some of the antigens included in ICT-140 are the same as in ICT-107. We filed an investigational new drug (IND) application for ICT-140 at the end of 2012 and the IND was allowed by the FDA in January 2013. We subsequently modified the design of the trial and amended the IND to reflect this new Phase II design proposal in May 2013. This amendment was allowed by the FDA later that month.  Prior to starting this Phase II trial, we are upgrading our generalized DC vaccine manufacturing process to bring it to the level of Phase III/commercial ready.  We will use this improved process once developed to manufacture clinical supplies for the ICT-140 trial.  We expect to begin screening patients for this trial during the second half of 2014.

ICT-121

Dr. John Yu and his research team have discovered antigen peptides that can elicit a T cell immune response against CD133, a marker that is commonly present on CSCs. CD133-positive CSCs have been identified in a number of different cancers, including gliomas, colon cancer and pancreatic cancer.

ICT-121 specifically targets CD133, a CSC marker that is overexpressed in a wide variety of solid tumors, including ovarian, pancreatic, and breast cancers. We began screening patients in September 2013 for a Phase I trial in recurrent GBM.  We enrolled and treated the first patient in this study in December 2013.

Other Technologies

We have other technologies that we are currently not developing.  These include several monoclonal antibodies that have shown in vitro activities in small cell lung cancer and the DIAAD (differential immunization for antigen and antibody discovery) platform for discovering monoclonal antibodies for therapeutic and diagnostic development.  The Company has entered into negotiations with a third party to license this technology.

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

In September 2010, we entered into a sponsored research agreement with Cedars-Sinai under which Cedars-Sinai provided services to us in developing the ICT-121 vaccine at a total cost of $446,142.  In September 2011, we entered into Amendment No. 1 extending the agreement to September 2012 at an incremental cost of $294,504.  In September 2012, we entered into Amendment No. 2 extending the agreement to September 2013 at an incremental cost of $329,832.  This agreement concluded in September 2013 and was extended through March 2014 at a projected incremental cost of $210,856.

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

University of Pennsylvania Licensing Agreement

In February 2012, we entered into a license agreement with the University of Pennsylvania, pursuant to which we acquired an exclusive, worldwide license relating to technology for the production, use and cryopreservation of high-activity DC cancer vaccines. The license covers the application of this technology to the development of therapeutics for all indications except breast cancer and ductal carcinoma in situ, and the term of the license will be until the later of the expiration or abandonment of the last patent included within the license and 10 years after the first sale of a product using the licensed technology. Pursuant to this license agreement, we paid an upfront licensing fee and will be obligated to pay annual license maintenance fees. In addition, for products covered by the license, we have agreed to make payments upon completion of specified milestones and to pay royalties of a specified percentage on net sales, subject to a specified minimum royalty, and sublicensing fees.

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

Pursuant to the license agreement, we paid an upfront licensing fee, in cash and shares of common stock. We are obligated to pay milestone license fees upon completion of specified milestones, customary royalties based on a specified percentage of net sales and sublicensing payments as well as annual minimum royalties. We will also be responsible for reimbursing JHU for reasonable costs associated with the preparation, filing, maintenance and prosecution of the technology subject to the license. In September 2013, we entered into Amendment No. 1 to the license agreement that updated certain milestones.

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

With the approvals of sipuleucel-T and ipilimumab, several major biopharmaceutical companies, including Roche/Genentech, Amgen, Merck, Novartis, GlaxoSmithKline and Bristol-Myers Squibb, in addition to smaller biotechnology companies, such as Dendreon, Oncothyreon, Galena, Bavarian Nordic and Immunovaccine, are developing cancer immunotherapies. A number of immunotherapy companies, including Northwest Biotherapeutics, Prima Biomed and DCPrime, also utilize DCs for their therapeutic cancer vaccines.

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

Intellectual Property

The Company owns or has rights to patents and patent applications that include claims that cover or could cover the manufacturing, use, and antigen composition of our DC vaccines.  The U.S. Patent and Trademark Office (USPTO) has recently issued two patents covering ICT-107 and certain other aspects of our cancer vaccine technology having expiration dates between about 2024 and 2028. Our dendritic cell-based vaccine and cancer stem cell vaccine product candidates are also currently covered by five patent applications that have been filed in the United States and by patent applications that have been filed in certain foreign countries.

In addition, we have acquired exclusive worldwide ownership rights to eight granted U.S. and ten other patents for various European and Asian territories as well as several U.S. and foreign patent applications through our acquisition of the monoclonal antibody related technology from Molecular Discoveries. The issued patents relate to monoclonal antibodies targeting various cancers, including human myeloma, ovarian cancer and small cell lung cancer and have expiration dates ranging from 2019 to 2023. A third party has exercised an option to license this technology and negotiations are ongoing.

The USPTO issued patents covering ICT-107 and certain other aspects of our cancer vaccine technology which we first licensed from Cedars-Sinai in 2006. The USPTO also issued two patents covering our cancer stem cell vaccine product candidate, ICT-121. The corresponding international applications are still pending and there can be no assurance that any patent will issue in any foreign jurisdiction.  Moreover, the patents licensed from Cedars-Sinai and any patent that may issue to us in the future may be challenged, invalidated or circumvented by others.

Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves as our Chairman of the Board and Chief Scientific Officer, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights.

Employees

We have three full-time employees and three part-time employees. In addition, we have a number of consulting agreements for clinical development, regulatory affairs, investor relations and business development. We outsource all of our drug discovery research, process development, manufacturing and clinical development to third parties with expertise in those areas as we believe it to be a more capital efficient solution.

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

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This data, together with proposed clinical protocols, manufacturing information, analytical data and other information submitted to the FDA, in an investigational new drug application (IND), must become effective before human clinical trials may commence. Preclinical studies generally involve FDA regulated laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product candidate.

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

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application (NDA) or, in the case of a biologic, like dendritic cell-based vaccines for neurological disorders, a biologics license application (BLA).

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC, on our website at www.imuc.com or by contacting the Investor Relations Department at our corporate offices at (818) 264-2300. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

Risks Related To Our Business

We are a development-stage company subject to all of the risks and uncertainties of a biotechnology business, including the risk that we may never successfully develop any products or generate revenues.

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

Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of any future clinical trials for our lead vaccine product candidate, ICT-107. We have only three full-time employees and three part-time employees, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies and monoclonal antibodies in particular. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our vaccine product candidates or any future product candidates;
•	engage corporate partners to assist in developing, testing, manufacturing and marketing our vaccine product candidates or any future product candidates;
•	satisfy the requirements of acceptable pre-clinical and clinical trial protocols, including timely patient enrollment;
•

establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our vaccine product candidates or any future product candidates;

•	apply for and obtain the necessary regulatory approvals from the FDA and the appropriate foreign regulatory agencies;
•	market our vaccine product candidates or any future product candidates to achieve acceptance and use by the medical community and patients in general and produce revenues; and

•	attract and retain, on acceptable terms, qualified technical, commercial and administrative staff for the continued development and growth of our business.

Our current product candidates and any future product candidates will be based on novel technologies and the development, manufacture and regulatory approval for such products are inherently risky.

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

In addition, our product candidates may cause undesirable side effects. Results of preclinical research with our vaccine product candidates or any other or future product candidates or clinical results with formulations used in earlier trials that are similar but not identical to our product candidate formulations may not be indicative of the results that will be obtained in later stages of preclinical or clinical research on our product candidates. In particular, the results generated in our recently completed Phase II trial of ICT-107 may not be indicative of the results that we might obtain in further testing of ICT-107, including potential Phase III testing.

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

Because of the early stage of development of our vaccine product candidates, we do not know if we will be able to generate data that will support the filing of a biologics license application for these product candidates or the FDA’s approval thereof. If we experience substantial delays, we may not have the financial resources to continue development of these product candidates or the development of any of our other or future product candidates. Delays in clinical trials could reduce the commercial viability of our vaccine product candidates and any other or future product candidates. Delays in patient enrollment may be caused by a number of factors, including patient reluctance to participate in blinded trials where the patient is not assured of receiving the treatment being tested in the trial. Even if we successfully develop and gain regulatory approval for our products, we still may not generate sufficient or sustainable revenues or we may not become profitable, which could have a material adverse effect on our ability to continue our marketing and distribution efforts, research and development programs and operations.

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

ICT-121 has only recently begun its first testing in patients and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.

The time required to obtain FDA and other approvals is unpredictable but often can exceed five years following the commencement of clinical trials, depending upon the complexity of the product and other factors.

Any analysis we perform on data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to a variety of reasons, including new government regulations from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Failure to timely and successfully complete clinical trials, show that our products are safe and effective and timely file and receive approval of our biologics license applications would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our potential partners may market the product or in the manner in which our product may be administered, which could significantly limit the commercial opportunity for such product.

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

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. In Europe, orphan drug exclusivity means that we will have market exclusivity for ten years.  We have obtained orphan drug status in the United States and Europe for ICT-107 to treat GBM and may also seek this status for ICT-140 to treat ovarian cancer and for ICT-121 to treat recurrent GBM if we meet the eligibility criteria. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

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

With the approvals of sipuleucel-T and ipilimumab, several major biopharmaceutical companies, including Roche/Genentech, Amgen, Merck, Novartis, GlaxoSmithKline, and Bristol-Myers Squibb, in addition to smaller biotechnology companies, such as Dendreon, Oncothyreon, Galena, Bavarian Nordic, and Immunovaccine, are developing cancer immunotherapies. A number of immunotherapy companies, including Northwest Biotherapeutics, Prima Biomed, and DCPrime, also utilize DCs for their therapeutic cancer vaccines.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. Comprehensive health care reform legislation that was enacted in 2010 could adversely affect our business and financial condition. Among other provisions, the legislation provides that a biosimilar product may be approved by the FDA on the basis of analytical tests and certain clinical studies demonstrating that such product is highly similar to an existing, approved product and that switching between an existing product and the biosimilar product will not result in diminished safety or efficacy. This abbreviated regulatory approval process may result in increased competition if we are able to bring a biopharmaceutical product to market. The legislation also includes more stringent compliance programs for companies in various sectors of the life sciences industry with which we may need to comply and enhanced penalties for non-compliance with the new health care regulations. Complying with new regulations may divert management resources, and inadvertent failure to comply with new regulations may result in penalties being imposed on us.

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

The development and sale of medical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current lead products candidates or any future product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities and obtained this coverage for the recently completed and current clinical trials of our dendritic cell-based vaccine product candidate. We may not be able to secure such insurance in the amounts we are seeking or at all for any of the future trials for our current product candidates or any future product candidates. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board and Chief Scientific Officer and Andrew Gengos, our President and Chief Executive Officer. Except for our President and Chief Executive Officer and our Senior Vice President – Strategic Resources, we do not have any full-time management personnel. We do not currently maintain key man life insurance on any of our scientific or management team. Dr. Yu or Mr. Gengos can terminate their services to us at any time. The loss of the services of Dr. Yu or Mr. Gengos would materially and adversely affect our business.

As we retain additional full-time or part-time senior personnel necessary to further our advanced development of product candidates, our expenses for salaries and related items will increase materially from current levels. Competition for such personnel is intense, and we may not be able to attract or retain qualified senior personnel and our failure to do so could have an adverse effect on our ability to implement our business plan.

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

Other than our Controlled Equity Offering℠ Sales Agreement with Cantor Fitzgerald & Co., we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

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

We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates or any future product candidates. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure, including our network of leukapheresis providers. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of ICT-107, our lead product candidate, are conducted by our management team but all activities are the responsibility of third party vendors.

If a clinical research organization, or CRO, that we utilize is unable to allocate sufficient qualified personnel to our studies in a timely manner or if the work performed by it does not fully satisfy the requirements of the FDA or other regulatory agencies, we may encounter substantial delays and increased costs in completing our development efforts. Any manufacturer that we select may encounter difficulties in the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our current product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own. If we rely on only one source for the manufacture of the clinical or commercial supplies of any of our product candidates or products, any production problems or supply constraints with that manufacturer could adversely impact the development or commercialization of that product candidate or product.

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

Risks Relating to our Intellectual Property

Our patents and maintenance of trade secrets may not protect the proprietary rights of our products, impairing our competitive position, and our business, financial condition and results of operations could be adversely affected.

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

Even if we have or are subsequently able to obtain patent protection for our vaccine product candidates or any of our other or future product candidates, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors with the same or similar technologies, or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. We may not hold or be able to obtain all of the proprietary rights to certain patents, process patents, and use patents that may be owned or controlled by third parties. As a result, we may be required to obtain additional licenses under third party patents to market certain of our potential products. If licenses are not available to us on acceptable terms, or at all, we may not be able to market these products or we may be required to delay marketing until the expiration of such patents. Protecting our intellectual property rights may also consume significant management time and resources.

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

Should third parties patent specific cells, systems, receptors, antigens or other items that we are seeking to utilize in our development activities, we may be forced to license rights from these parties or abandon our development activities if we are unable to secure these rights on attractive terms or at all. In light of the large number of companies and institutions engaged in research and development in the cellular therapy field, we anticipate that many parties will be seeking patent rights for many cellular based technologies and that licensing and cross-licensing of these rights among various competitors may arise. Specifically, our dendritic cell-based vaccine product candidates utilize multiple antigens for which we may be required to obtain licenses from one or more other parties before we can commercialize them. We may not be able to obtain all of the licenses that we may need on attractive terms or at all, which could result in our having to reformulate or abandon this product candidate or delay its development or commercialization until the expiration of third party patent rights.

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

Risks Related to our Common Stock

Our stock price may be volatile, and your investment in our common stock could decline in value.

The market prices for our common stock and the securities of other development state pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between October 1, 2013 and December 31, 2013, the stock price for our common stock has ranged from $0.65 to $4.00.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, we have an existing Controlled Equity Offering℠ Sales Agreement, commonly referred to as an ATM facility, pursuant to which we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $25.0 million (of which only $17.0 million was initially registered for offer and sale). As of December 31, 2013, we had approximately $11.8 million available for offer and sale pursuant to our ATM facility.  If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.

If we fail to adhere to the strict listing requirements of the NYSE MKT LLC, we may be subject to delisting. As a result, our stock price may decline and our common stock may be delisted. If our stock were no longer listed on the NYSE MKT, the liquidity of our securities likely would be impaired.

Our common stock currently trades on the NYSE MKT under the symbol IMUC. If we fail to adhere to the NYSE MKT LLC’s strict listing criteria, our stock may be delisted. This could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on the NYSE MKT.

Our founder and Chairman of the Board may be able to prevent other stockholders from influencing significant corporate decisions.

As of February 28, 2014, Dr. John Yu beneficially owned approximately 9.94% of our outstanding common stock. Dr. Yu, our founder, Chairman of the Board and Chief Scientific Officer, is entitled to serve as a director and to designate two of our other directors. Dr. Yu, through his right to name himself plus two of our directors, may be able to direct the outcome of matters presented to our board of directors and our stockholders, including the election of our directors and other corporate actions such as:

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

Dr. John Yu is a full-time employee of Cedars-Sinai, which owns shares of our common stock and where we previously conducted and plan to conduct future research and development work, including clinical trials of our vaccine product candidates. Potential conflicts of interest could arise as a result, including for Dr. Yu in performing services for us and for Cedars-Sinai, in establishing the terms under which Cedars-Sinai performs work for us, and in Cedars-Sinai conducting the research. Dr. Yu and other scientists associated with Dr. Yu at Cedars-Sinai may perform research in the field of brain tumors that is sponsored by other third parties. We have no present right to acquire any interest in the intellectual property generated by this research, including several clinical trials with dendritic cell-based vaccines that have been completed or are planned to be initiated. These studies may compete for patients to be enrolled in our current or future clinical trials.

Substantial sales of our common stock could cause our common stock price to fall.

As of February 28, 2014, we had 57,565,704 shares of common stock outstanding and another 20,244,314 shares of common stock issuable upon exercise of options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our corporate office in Calabasas, California under an operating lease through August 31, 2016 at a monthly rental rate of $8,063. We do not lease or own any other real property.

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

Market Information

Our common stock has been traded on the NYSE MKT since May 30, 2012 under the symbol IMUC. Our common stock previously traded on the OTC Bulletin Board over-the-counter market. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2012	3.40	0.98
June 30, 2012	4.00	2.05
September 30, 2012	3.96	2.25
December 31, 2012	2.93	1.51

March 31, 2013	2.89	1.91
June 30, 2013	2.78	1.92
September 30, 2013	3.69	1.91
December 31, 2013	4.00	0.65

Stockholders

As of March 1, 2014, there were approximately 112 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Sales of Unregistered Securities

The following table provides information about the Company’s repurchases of its common stock during the year ended December 31, 2013.

Month	Shares Deemed to be Repurchased (1)	Average price paid per share	Total number of shares purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January	—	$—	—	—
February	—	$—	—	—
March	33,457	$—	—	—
April	99.208	$—	—	—
May	12,984	$—	—	—
June	—	$—	—	—
July	—	$—	—	—
August	99,331	$—	—	—
September	5,491	$—	—	—
October	5,843	$—	—	—
November	—	$—	—	—
December	—	$—	—	—
	256,314	$—	—	—
(1)	- These shares are deemed to be repurchased through the cashless exercise of warrants and stock options during 2013.

Item 6.	Selected Financial Data.

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included under Item 8 of this annual report on Form 10-K.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data
Revenue	$—	$—	$—	$—	$300,000
Income (loss) from continuing operations	$(8,800,563)	(14,495,139)	(5,719,903)	(6,150,142)	(2,626,205)
Income (loss) from continuing operations per share	(0.16)	(0.35)	(0.21)	(0.32)	(0.19)
Net (loss) attributable to common stockholders	(8,800,563)	(14,495,139)	(5,719,903)	(8,242,642)	(2,626,205)
Net (loss) per share attributable to common stockholders	(0.16)	(0.35)	(0.21)	(0.43)	(0.19)
Cash divdends declared per common share	—	—	—	—
Balance Sheet Data (as of year end)
Total assets	28,940,677	27,019,201	7,150,757	5,365,150	1,472,716
Cash and cash equivalents	27,646,351	26,216,668	6,653,168	5,319,776	331,353
Long-term obligations and redeemable preferred stock	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, completed Phase II testing in December 2013. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company has incurred operating losses and, as of December 31, 2013, the Company had an accumulated deficit of $51,969,393. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

On January 31, 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Report and the description of our results of operations and financial condition reflect the operations of Spectral Molecular Imaging from its inception on February 25, 2004.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to December 31, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the years ended December 31, 2013, 2012 and 2011, we recorded an expense of $5,339,716, $7,711,233 and $4,988,612, respectively, related to research and development activities. We expect our research and development expenses in 2014 will increase compared to 2013.

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

Income Taxes

The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2013, 2012 and 2011, remain open for possible review.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

Results of Operations

For the Years Ended December 31, 2013 and 2012

Revenues

We did not have any revenue in the years ended December 31, 2013 or 2012 and we do not expect to have any revenue in 2014.

Expenses

Research and development expenses during the year ended December 31, 2013 were $5,339,716 compared to $7,711,233 for the year ended December 31, 2012, a decrease of $2,371,517. During 2012, we enrolled 179 patients in our Phase II clinical trial for ICT-107 bringing the total number of enrolled patients to 278.  Additionally, we had two manufacturing facilities and 25 Phase II clinical sites that were operational.  Since we completed our ICT-107 patient enrollment in 2012, we did not incur certain expenses related to product manufacturing or quality control during 2013.  However, we continued to incur other trial related expenses for ICT-107 during 2013.  The decrease in the amounts expended for ICT-107 was partially offset by certain pre-clinical expenses we incurred related to ICT-121 and ICT-140 during 2013.  During 2014, we expect to enroll patients in our ICT-121 and ICT-140 clinical trials.  We will continue to incur certain ICT-107 expenses related to patient follow up and data analysis related to the Phase II trial.

Our general and administrative expenses for the years ended December 31, 2013 and 2012 were $3,396,391 and $3,619,291, respectively, a decrease of $222,900. During 2012, our expenses in the areas of investor relations, travel, board and professional fees increased to expand our infrastructure. During 2013, we optimized our spending in the areas of investor relations, travel and professional fees, which resulted in a decrease in expense.  These decreases were partially offset by increases in personnel related expenses as we hired additional employees and we concluded a litigation matter.

Our stock based compensation increased from $496,007 during the year ended December 31, 2012, to $724,212 during the year ended December 31, 2013. During 2013, the Company issued additional stock options to its current employees and one new hire.

Non-Cash Items

During the year ended December 31, 2013, we incurred $778,431 in non-cash expenses, consisting of $724,212 of stock based compensation, $3,817 loss on disposal of assets and $50,402 of depreciation expense.  These expenses were partially offset as the Company recognized a credit of $642,411 related to the revaluation of our warrant derivatives.  During the year ended December 31, 2012, we incurred $3,219,047 in non-cash expenses, consisting of $496,007 of stock based compensation, $397,294 financing expense associated with warrant repricing, $45,823 of depreciation and $2,279,923 related to the revaluation of our warrant derivatives. The value of our warrant derivative is highly influenced by the price of our Company’s common stock. As of December 31, 2013, the price of our common stock decreased to $0.93 per share compared to $1.92 at December 31, 2012.

The warrants issued as part of the February 2011 financing contained a provision whereby the exercise price of those warrants, and the number of underlying warrants, would be adjusted in the event that we subsequently sold shares of our common stock at a price that was less than the current exercise price. As part of the January and October 2012 financings, we sold shares of our common stock at a price that was less than the current exercise price and the exercise price of the February 2011 warrants was decreased from $2.25 to $1.87 and the number of warrants outstanding was increased by 563,851. We recorded a non-cash financing expense charge of $397,294 during the year ended December 31, 2012 to account for the issuance of these additional warrants. There was no comparable charge during the year ended December 31, 2013.

Net Loss

We incurred a net loss of $8,800,563 during the year ended December 31, 2013 compared to a net loss of $14,495,139 in the year ended December 31, 2012. The decrease in the net loss is primarily due to reductions in research and development expenses and a credit of $642,411 related to the revaluation of our warrant derivatives rather than a charge of $2,279,923 as recorded in the prior year.

For the Years Ended December 31, 2012 and 2011

Revenues

We did not have any revenue in the years ended December 31, 2012 or 2011.

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

Our general and administrative expenses for the years ended December 31, 2012 and 2011 were $3,619,291 and $2,446,757, respectively. During the latter half of 2011, we incurred additional expenses in the areas of investor relations, travel, personnel, board and professional fees to expand our infrastructure. During 2012, our expenses in these areas continued to increase.

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

Non-Cash Items

The warrants issued as part of the February 2011 financing contained a provision whereby the exercise price of those warrants, and the number of underlying warrants, will be adjusted in the event that we subsequently sold shares of our common stock at a price that was less than $1.55 per share. As part of the January and October 2012 financings, we sold shares of our common stock at a price that was less than $1.55 per share and the exercise price of the February 2011 warrants was decreased from $2.25 to $1.87 and the number of warrants outstanding was increased by 563,851. We recorded a non-cash financing expense charge of $397,294 during the year ended December 31, 2012 to account for the issuance of these additional warrants. There was no comparable charge during the year ended December 31, 2011.

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

Liquidity and Capital Resources

As of December 31, 2013, we had working capital of $27,007,377, compared to working capital of $25,832,869 as of December 31, 2012.

The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations through at least the end of 2014, although there is no assurance that such proceeds will be sufficient.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. During the year ended December 31, 2013, we issued 1,862,142 shares and received net proceeds of $4,906,078.  As of December 31, 2013, we had $11,754,071 remaining under the registration statement.  See additional discussion in Note 6 to the audited financial statements which are included in this Form 10-K.

In October 2012, we completed a $21,000,000 underwritten public offering, before commissions and costs of approximately $1.6 million, of 10 million units priced at $2.10 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.45 of a share of our common stock at an exercise price of $2.65 per share. In January 2012, we completed a $10,438,380 underwritten public offering, before commissions and costs of approximately $1.1 million, of 9,489,436 units at a price of $1.10 per unit. Each unit consists of one share of stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $1.41 per share. In February 2011, we completed an $8,090,644 private placement, before commissions and costs of $630,000, of 5,219,768 units at a price of $1.55 per unit, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at an exercise price of $2.25 per share. In May 2010, we raised $2,716,308 (after commissions and offering expenses) from the sale of 2,490,910 shares of common stock and warrants to purchase 1,245,455 shares of common stock at an exercise price of $1.50 per share. In March 2010, we raised $1,654,686 (after commissions and offering expenses) from the sale of 1,740,000 shares of common stock and warrants to purchase 696,000 shares of common stock at an exercise price of $1.15 per share. We do not have any bank credit lines.

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

As of December 31, 2013, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to December 31, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$3,212,400	$1,392,191	$1,820,209	$—	$—
Operating lease obligation	$267,061	97,724	169,337	—	—
	$3,479,461	$1,489,915	$1,989,546	$—	$—

Cash Flows

For the Year Ended December 31, 2013 and 2012

We used $8,787,217 of cash in our operations during the year ended December 31, 2013, compared to $12,380,013 during the year ended December 31, 2012. During 2012, we greatly expanded our research and development activities, expanded our investor relations program and obtained a listing on NYSE MKT.  Since we completed our ICT-107 patient enrollment in 2012, we did not incur certain expenses related to product manufacturing or quality control during 2013.  During 2013, we recorded a non-cash credit of $642,411 related to the revaluation of our warrant derivatives.  In 2012, we incurred a non-cash charge of $2,279,923 related to the revaluation of our warrant derivatives. During 2013, we incurred a non-cash charge for stock based compensation of $724,212 compared to $496,007 during 2012.  Also during 2012, we incurred a non-cash charge of $397,294 related to the increase in the number of warrants outstanding that was triggered by the January and October 2012 financings.

During the year ended December 31, 2013, we used $44,372 of cash from our investing activities for the acquisition of computer equipment and a telephone system. During the year ended December 31, 2012, we used $9,828 of cash from our investing activities for the acquisition of computers.

We received $10,261,272 of cash from our financing activities during 2013, consisting of $324,519 from the exercise of stock options, $5,030,677 from the exercise of warrants and $4,906,078 in net proceeds from our controlled equity offering.  We received $31,953,341 of cash from our financing activities during 2012, consisting of $20,500 from the exercise of stock options, $3,201,918 from the exercise of warrants and $28,730,923 of net proceeds from the sale of our common stock and warrants.

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

During the year ended December 31, 2012, we used $9,828 of cash from our investing activities for the acquisition of computers. During the year ended December 31, 2011, we used $84,392 of cash from our investing activities for the acquisition of property and equipment, primarily to support our research and development activities.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs and best available return on invested capital. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2013 and 2012, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based upon its evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Our registered independent public accounting firm, Marcum LLP, as auditors of the Company, have audited our internal controls over financial reporting as of December 31, 2013, and their report appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

We will file with the SEC a definitive Proxy Statement (the 2014 Proxy Statement) , not later than 120 days after the fiscal year ended December 31, 2013.  The information required by this item is incorporated herein by reference to the information contained in the 2014 Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information contained in the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information contained in the 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information contained in the 2014 Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

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

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (28)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (23)

3.6	Amendment to the Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (31)

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (39)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (21)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (21)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (21)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (24)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (29)

4.9	Form of Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock*

4.10	Form of Debt Indenture, between Registrant and one or more trustees to be named (33)

4.11	Form of Common Stock Warrant Agreement and Warrant Certificate (33)

4.12	Form of Preferred Stock Warrant Agreement and Warrant Certificate (33)

4.13	Form of Debt Securities Warrant Agreement and Warrant Certificate (33)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (28)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

Exhibit Number	Description

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.13	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.14	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. ** (17)

10.15	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.16	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.17	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (25)

10.18	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.19	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (21)

10.20	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (21)

10.21	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (21)

10.22	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.23	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.24	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. )24)

10.25	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (24)

Exhibit Number	Description

10.26	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † (26)

10.27	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (26)

10.28	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (26)

10.29	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (26)

10.30	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (26)

10.31	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (26)

10.32	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (26)

10.33	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (27)

10.34	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(30)

10.35	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†(30)

10.36	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (32)

10.37	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.(34)

10.38	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.**(35)

10.39	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.(35)

10.40	Controlled Equity OfferingSM Sales Agreement dated April 18, 2013 between ImmunoCellular Therapeutics, Ltd. and Cantor Fitzgerald & Co. (36)

10.41	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers. (37)

10.42	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd. (38)

10.43	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd. (38)

10.44	Employment Agreement dated August 19, 2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd. **(40)

10.45	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd. † (40)

10.46	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (40)

10.47	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (40)

10.48	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (40)

10.49	Master Services Agreement dated September 17, 2013 between Aptiv Solutions, Inc. and ImmunoCellular Therapeutics, Ltd. ***

23.1	Consent of Marcum LLP. ***

24.1	Power of Attorney (included in the signature page hereto)***

Exhibit Number	Description

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101

The following financial information from the Annual Report on Form 10-K of ImmunoCellular, Ltd. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2013, and 2012; (2) Statements of Operations for the years ended December 31, 2013, 2012 and 2011 and from February 25, 2004 (Inception) to December 31, 2013; (3) Statements of Stockholders’ Equity (Deficit) from February 25, 2004 (Inception) through December 31, 2013; (4) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011and from February 25, 2004 (Inception) to December 31, 2013; and (5) Notes to Financial Statements.

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
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(22)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(23)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.
(24)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(25)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(26)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(27)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(28)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(29)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(30)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(31)	Previously filed by us on May 25, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(32)	Previously filed by us on August 14, 2012 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(33)	Previously filed by us on September 21, 2012 as an exhibit to our Registration Statement on Form S-3, File No. 333-184010 and incorporated herein by reference.
(34)	Previously filed by us on October 19, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(35)	Previously filed by us on March 11, 2013 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(36)	Previously filed by us on April 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(37)	Previously filed by us on May 9, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(38)	Previously filed by us on August 8, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(39)	Previously filed by us on September 24, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(40)	Previously filed by us on November 7, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Date: March 14, 2014	By:	/s/ Andrew Gengos
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

Signature	Title	Date

/s/ Andrew Gengos	President, Chief Executive Officer and Director	March 14, 2014
Andrew Gengos

/s/ David Fractor	Principal Financial and Accounting Officer	March 14, 2014
David Fractor

/s/ Richard Chin	Director	March 14, 2014
Richard Chin, M.D.

/s/ Helen S. Kim	Director	March 14, 2014
Helen S. Kim

/s/ Rahul Singhvi	Director	March 14, 2014
Rahul Singhvi, Sc.D.

/s/ Gary S. Titus	Director	March 14, 2014
Gary S. Titus

/s/ John S. Yu	Director	March 14, 2014
John S. Yu, M.D.

ImmunoCellular Therapeutics, Ltd.

(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying balance sheets of ImmunoCellular Therapeutics, Ltd. (a Development Stage Company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the years ended December 31, 2013, 2012 and 2011 and for the period from February 25, 2004 (inception) to December 31, 2013.  Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The accompanying financial statements of the Company for the period from February 25, 2004 (inception) to December 31, 2009 were not audited by us.  Those statements were audited by other auditors whose report, dated March 29, 2010, expressed an unqualified opinion on those financial statements.  The financial statements for the period from February 25, 2004 (inception) to December 31, 2009 reflect a net loss of $14,711,146.  Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 25, 2004 (inception) to December 31, 2009, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoCellular Therapeutics, Ltd. (a Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011 and for the period from February 25, 2004 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoCellular Therapeutics, Ltd.’s (a Development Stage Company) internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Los Angeles, CA

March 14, 2014

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Audit Committee of the

Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited ImmunoCellular Therapeutics, Ltd.’s (a Development Stage Company) (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, ImmunoCellular Therapeutics, Ltd (a Development Stage Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2013 and 2012 and the related statements of operations, shareholders’ equity (deficit), and cash flows and the related financial statement schedule for each of the years ended December 31, 2013, 2012 and 2011, and for the period from February 25, 2004 (inception) to December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum LLP

Los Angeles, CA

March 14, 2014

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$27,646,351	$26,216,668
Other assets	763,299	714,508

Total current assets	28,409,650	26,931,176

Property and equipment, net	66,442	76,289

Other assets	464,585	11,736

Total assets	$28,940,677	$27,019,201

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$861,026	$732,851
Accrued compensation and benefits	357,265	309,345
Accrued liabilities	183,982	56,111

Total current liabilities	1,402,273	1,098,307

Warrant Liability	1,064,810	2,852,880

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares and 99,000,000 shares authorized as of December 31, 2013 and 2012 respectively; 57,542,231 shares and 51,500,996 shares issued and outstanding as of December 31, 2013 and 2012, respectively	5,754	5,150
Additional paid-in capital	78,437,233	66,231,694
Deficit accumulated during the development stage	(51,969,393)	(43,168,830)

Total shareholders’ equity	26,473,594	23,068,014

Total liabilities and shareholders’ equity	$28,940,677	$27,019,201

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31,

	2013	2012	2011	February 25, 2004 (Inception) to December 31, 2013
Revenues	$-	$-	$-	$300,000

Expenses:
Research and development	5,339,716	7,711,233	4,988,612	23,599,829
Stock based compensation	724,212	496,007	1,190,133	9,440,224
General and administrative	3,396,391	3,619,291	2,446,757	16,081,138

Total expenses	9,460,319	11,826,531	8,625,502	49,121,191

Loss before other income (expense)
and income taxes	(9,460,319)	(11,826,531)	(8,625,502)	(48,821,191)
Interest income	17,345	8,609	4,346	365,089
Financing expense	-	(397,294)	-	(397,294)
Change in fair value of
warrant liability	642,411	(2,279,923)	2,901,253	(1,023,497)

Loss before income taxes	(8,800,563)	(14,495,139)	(5,719,903)	(49,876,893)
Income taxes	-	-	-	-
Net loss	(8,800,563)	(14,495,139)	(5,719,903)	(49,876,893)
Deemed dividend on redemption
of preferred stock	-	-	-	(2,092,500)
Net loss attributable to common stock	$(8,800,563)	$(14,495,139)	$(5,719,903)	$(51,969,393)

Net loss per share basic and diluted	$(0.16)	$(0.35)	$(0.21)	$(2.55)

Weighted average number of shares
basic and diluted	54,281,189	41,797,048	27,450,559	20,405,284

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Initial capitalization at $0.00002 per share	-	$-	6,256,500	$10	$87	$-	$-	$97
Common stock issued for cash during 2004 at $0.00078 per share	-	-	193,500	15	135	-	-	150
Net loss	-	-	-	-	-	-	(11,741)	(11,741)

Balance at December 31, 2004	-	-	6,450,000	25	222	-	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	-	-	387,000	659	74,341	-	-	75,000
Common stock issued for cash during 2005 at $0.32 per share	-	-	154,800	16	49,984	-	-	50,000
Common stock issued for research and development during 2005 at $0.99 per share	-	-	154,800	15	152,745	-	-	152,760
Net loss	-	-	-	-	-	-	(246,004)	(246,004)

Balance at December 31, 2005	-	-	7,146,600	715	277,292	-	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	-	-	73,093	7	36,539	-	-	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	-	-	1,510,000	151	549,249	-	-	549,400
Common stock issued for research and development during 2006 at $1.00 per share	-	-	694,000	69	693,931	-	-	694,000
Shares issued in connection with reverse merger	-	-	825,124	83	(83)	-	-	-
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	-	-	(2,059,100)	(206)	(64,794)	-	-	(65,000)
Exercise of stock options	-	-	10,062	1	3,521	-	-	3,522
Stock based compensation (options)	-	-	-	-	4,103,645	-	-	4,103,645
Net loss	-	-	-	-	-	-	(5,152,713)	(5,152,713)

Balance at December 31, 2006	-	-	8,199,779	820	5,599,300	-	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	-	-	3,531,603	353	4,892,133	-	-	4,892,486
Exercise of stock options	-	-	51,111	5	(5)	-	-	-
Reclassification of warrant derivative liability	-	-	-	-	2,233,600	-	-	2,233,600
Stock based compensation (options)	-	-	-	-	1,296,714	-	-	1,296,714
Net loss	-	-	-	-	-	-	(3,614,753)	(3,614,753)

Balance at December 31, 2007	-	-	11,782,493	1,178	14,021,742	-	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	-	-	800,000	80	423,920	-	-	424,000
Common stock issued for research and development during 2008 at $0.65 per share	-	-	100,000	10	64,990	-	-	65,000
Stock based compensation (options)	-	-	-	-	513,357	-	-	513,357
Net loss	-	-	-	-	-	-	(3,059,730)	(3,059,730)

Balance at December 31, 2008	-	-	12,682,493	1,268	15,024,009	-	(12,084,941)	2,940,336
Exercise of warrants	-	-	1,970,992	197	462,551	-	-	462,748
Exercise of stock options	-	-	214,357	22	64,460	(52,668)	-	11,814
Stock based compensation (options)	-	-	-	-	308,302	-	-	308,302
Net loss	-	-	-	-	-	-	(2,626,205)	(2,626,205)

Balance at December 31, 2009	-	-	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	-	-	4,230,910	423	3,248,315	-	-	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	-	-	-	-	-	-	-
Exercise of warrants in exchange for promissory note	-	-	2,700,000	270	5,399,730	(5,400,000)	-	-
Redemption of preferred stock for repayment of promissory note	(400)	-	-	-	-	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	-	-	50,000	5	26,495	-	-	26,500
Cashless exercise of stock options	-	-	297,156	30	(30)	-	-	-
Common stock issued for services during 2010 at $0.90 per share	-	-	60,000	6	53,994	-	-	54,000
Common stock issued for services during 2010 at $1.06 per share	-	-	7,694	-	8,156	-	-	8,156
Stock based compensation	-	-	-	-	745,697	-	-	745,697
Interest on promissory note	-	-	-	-	-	(1,614)	-	(1,614)
Net loss	-	-	-	-	-	-	(6,150,142)	(6,150,142)

Balance at December 31, 2010	-	-	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830

Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	-	-	5,219,768	522	4,982,817	-	-	4,983,339
Exercise of stock options	-	-	382,000	38	388,341	-	-	388,379
Cashless exercise of stock options	-	-	667,077	67	(67)	-	-	-
Stock based compensation	-	-	131,537	13	1,190,120	-	-	1,190,133
Interest on promissory note	-	-	-	-	-	(352)	-	(352)
Redemption of promissory note	-	-	-	-	-	54,634	-	54,634
Net loss	-	-	-	-	-	-	(5,719,903)	(5,719,903)

Balance at December 31, 2011	-	-	28,613,984	2,861	31,902,890	-	(28,673,691)	3,232,060
Common stock and warrants issued for cash during January 2012 at $1.10 per share, net of offering costs	-	-	9,489,436	949	9,270,421	-	-	9,271,370
Common stock and warrants issued for cash during October 2012 at $2.10 per share, net of offering costs	-	-	10,000,000	1,000	19,358,553	-	-	19,359,553
Exercise of warrants	-	-	2,295,334	230	3,201,690	-	-	3,201,920
Reclassification of warrant liability upon exercise	-	-	-	-	1,981,743	-	-	1,981,743
Cashless exercise of warrants	-	-	288,973	29	(29)	-	-	-
Cashless exercise of stock options	-	-	792,018	79	(79)	-	-	-
Restricted stock vested	-	-	1,251	-	-	-	-	-
Stock based compensation	-	-	-	-	496,007	-	-	496,007
Exercise of stock options	-	-	20,000	2	20,498	-	-	20,500
Net loss	-	-	-	-	-	-	(14,495,139)	(14,495,139)

Balance at December 31, 2012	-	-	51,500,996	5,150	66,231,694	-	(43,168,830)	23,068,014

Exercise of warrants	-	-	3,441,551	344	6,175,992	-	-	6,176,336
Cashless exercise of warrants	-	-	31,155	3	(3)	-	-	-
Exercise of stock options	-	-	528,702	53	324,464	-	-	324,517
Cashless exercise of stock options	-	-	149,385	15	(15)	-	-	-
Stock based compensation	-	-	-	-	724,212	-	-	724,212

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Common stock issued for licensing rights in January 2013 at $2.41 per share	-	-	28,300	3	74,997	-	-	75,000
Common stock issued through controlled equity offering during May at an average of $2.57 per share	-	-	172,988	17	404,174	-	-	404,191
Common stock issued through controlled equity offering during July at an average of $2.79 per share	-	-	770,508	77	2,013,047	-	-	2,013,124
Common stock issued through controlled equity offering during August at an average of $2.90 per share	-	-	642,604	64	1,752,274	-	-	1,752,338
Common stock issued through controlled equity offering during September at an average of $2.84 per share	-	-	276,042	28	736,397	-	-	736,425
Net loss	-	-	-	-	-	-	(8,800,563)	(8,800,563)

Balance at December 31, 2013	-	$-	57,542,231	$5,754	$78,437,233	$-	$(51,969,393)	$26,473,594

The accompanying notes are an integral part of these financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31,

	2013	2012	2011	February 25, 2004, (Inception) to December 31, 2013
Cash flows from operating activities:
Net loss	$(8,800,563)	$(14,495,139)	$(5,719,903)	$(49,876,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,402	45,823	20,357	125,687
Interest accrued on promissory note	-	-	1,264
Loss on disposal of assets	3,817	-	-	3,817
Change in fair value of warrant liability	(642,411)	2,279,923	(2,901,253)	1,023,497
Financing expense	-	397,294	-	397,294
Stock-based compensation	724,212	496,007	1,190,133	9,378,068
Common stock issued for services	-	-	-	98,703
Common stock issued for research and development	-	-	-	1,335,760
Changes in assets and liabilities:
Other assets	(426,640)	(623,538)	(105,581)	(1,219,047)
Accounts payable	128,175	(401,090)	962,876	860,676
Accrued liabilities	175,791	(79,293)	168,365	541,247
Net cash used in operating activities	(8,787,217)	(12,380,013)	(6,383,742)	(37,331,191)

Cash flows from investing activities:
Purchase of property and equipment	(44,372)	(9,828)	(84,392)	(200,064)
Cash paid for sale of Optical Molecular Imaging, Inc.	-	-	-	(25,000)
Net cash used in investing activities	(44,372)	(9,828)	(84,392)	(225,064)

Cash flows from financing activities:
Proceeds from exercise of stock options	324,517	20,500	388,379	775,230
Proceeds from exercise of warrants	5,030,677	3,201,918	-	8,695,343
Payments on promissory note receivable	-	-	53,018	53,018
Proceeds from issuance of common stock and warrants net of offering costs	4,906,078	28,730,923	7,360,129	51,899,857
Proceeds from issuance of preferred stock and warrants, net of offering costs	-	-	-	3,779,158
Net cash provided by financing activities	10,261,272	31,953,341	7,801,526	65,202,606
Increase in cash and cash equivalents	1,429,683	19,563,500	1,333,392	27,646,351
Cash and cash equivalents, beginning of period	26,216,668	6,653,168	5,319,776	-
Cash and cash equivalents, end of period	$27,646,351	$26,216,668	$6,653,168	$27,646,351

Supplemental cash flows disclosures:
Interest expense paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$-	$-	$-	$3,350,000
Redemption of preferred stock for repayment of promissory note	$-	$-	$-	$3,350,000
Deemed dividend on redemption of preferred stock	$-	$-	$-	$2,092,500
Warrant liability converted to additional paid-in capital	$1,145,659	$1,981,745	$-	$3,127,404
Deposits used to acquire property and equipment	$-	$35,882	$-	$35,882
Deferred offering costs	$-	$-	$182,599	$182,599
Common stock issued for license rights	$75,000	$-	$-	$75,000

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is in Phase II clinical development. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company has incurred operating losses and, as of December 31, 2013, the Company had an accumulated deficit of $51,969,393. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

On January 31, 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our financial statements contained in this Report and the description of our results of operations and financial condition reflect the operations of Spectral Molecular Imaging from its inception on February 25, 2004.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise—The Company is a development stage enterprise and is devoting substantially all our present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity —As of December 31, 2013, the Company had working capital of $27,007,377, compared to working capital of $25,832,869 as of December 31, 2012. The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents—The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2013 and December 31, 2012, the Company had $25,913,893 and $23,646,922, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments..

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

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Risk-free interest rate	1.64%	0.49%	1.89%
Expected dividend yield	None	None	None
Expected life	5.21 years	4.40 years	5.8 years
Expected volatility	90.58%	66.1%	64%
Expected forfeitures	0%	0%	0%

The weighted-average grant-date fair value of options granted during the year ended December 31, 2013, 2012 and 2011 was $1.89, $1.29 and $0.98, respectively.

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the year ended December 31, 2013, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2013, the Company had 56,617,707 shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Income Taxes—The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2013 and 2012, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2013, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2009 for the state and December 31, 2010 for the federal taxing authority.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

Fair value for financial reporting is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company utilizes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

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

The following critical accounting policies affect the company’s more significant judgments and estimates used in the preparation of these financial statements:

Stock-Based Compensation - Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of the company’s stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate. In connection with performance based programs, the company makes assumptions principally related to the number of awards that are expected to vest after assessing the probability that certain performance criteria will be met.

Income Taxes - The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2013, 2012 and 2011, remain open for possible review.

Warrant liability - The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.  The use of the Binomial Lattice option valuation model requires estimates including the volatility of the company’s stock, risk-free rates over the expected term of warrants and early exercise of the options.

Basic and Diluted Net Loss per Common Share—Basic and diluted net loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per share for the years ended December 31, 2013, 2012 and 2011, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted net loss per share, totaled 26,108,984, 24,139,760 and 17,405,930 shares at December 31, 2013, 2012 and 2011, respectively.

Recently Issued Accounting Standards— In June 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 became effective for interim and annual periods beginning after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, which further amends the Comprehensive Income Topic of the ASC. This amendment requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is being reclassified in its entirety to net income. This standard became effective for periods beginning after December 15, 2012. The adoption of these ASU’s did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (the SEC) did not or are not believed by management to have a material impact on the Company’s present or future condensed financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2013	2012
Computers	$67,566	$23,192
Research equipment	117,809	128,381
	185,375	151,573
Accumulated depreciation	(118,933)	(75,284)
	$66,442	$76,289

Depreciation expense was $50,402, $45,823 and $20,357 for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense was $125,687 for the period from February 25, 2004 (date of inception) to December 31, 2013.

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

Effective September  20, 2010, the Company entered into a sponsored research agreement with Cedars-Sinai under which Cedars-Sinai provided services to the Company in developing the ICT-121 vaccine at a total cost of $446,142.  Effective September 20, 2011, the Company entered into Amendment No. 1 extending the agreement to September 19, 2012 at an incremental cost of $294,504.  Effective September 20, 2012, the Company entered into Amendment No. 2 extending the agreement to September 19, 2013 at an incremental cost of $329,832.  This agreement concluded on September 19, 2013 but was extended through March 19, 2014 at a projected incremental cost of $210,856.

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

On September 17, 2013, the Company entered into a Master Services Agreement with Aptiv Solutions to provide certain services related to the Company’s ICT-140 Phase II trial.  The related Project Agreement Number 1 entered into on September 17, 2013  provided for estimated payments of approximately $2.7 million until completion of the services described therein.

As of December 31, 2013, the Company’s remaining obligation under the existing commitments is approximately $3.1 million.

University of Pennsylvania

On February 13, 2012, the Company entered into a Patent License Agreement with The Trustees of the University of Pennsylvania under which the Company acquired an exclusive, world-wide license relating to patent technology for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines

Pursuant to the License Agreement, the Company paid an upfront licensing fee and will be obligated to pay annual license maintenance fees. In addition, the Company has agreed to make payments upon completion of specified milestones and to pay royalties of a specified percentage on net sales, subject to a specified minimum royalty, and sublicensing fees on product sales covered by the license.

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

Torrey Pines

On October 1, 2012, the Company entered into a Contract Services Agreement with Torrey Pines under which the Company has engaged Torrey Pines to determine the immunogenicity of certain peptides that are used in conjunction with the Company’s ICT-107 Phase II trial and in the development of ICT-140. The Company agreed to pay an upfront nonrefundable and noncreditable fee and is obligated to pay the remainder at the conclusion of the contract. On April 1, 2013, the Company and Torrey Pines expanded the scope of work to be completed by Torrey Pines under an additional Contract Services Agreement. This supplemental agreement provides for the Company to pay an upfront fee and additional fees at the conclusion of the contract.

Cedars-Sinai Medical Center

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

Employment Agreement with Andrew Gengos

On December 3, 2012, the Company entered into an Agreement with Andrew Gengos pursuant to which Mr. Gengos serves as the Company’s President and Chief Executive Officer. The Agreement may be terminated be either party with or without cause. The Agreement provides for an annual base salary of $400,000. Additionally, beginning in 2013, Mr. Gengos was eligible for an annual discretionary bonus of up to 40% of his base annual salary as determined by the Company’s Board of Directors.

On December 3, 2012, Mr. Gengos was granted a seven-year option to purchase 700,000 shares of the Company’s common stock at a price of $2.13 per share vesting in one annual installment of 175,000 shares on December 2, 2013 and in 36 equal monthly installments thereafter. The vesting of the stock options will accelerate such that the stock options will be fully vested on his last day of employment. The options may be exercised during Mr. Gengos’ employment with the Company and for 90 days after termination for any reason except termination without cause by Mr. Gengos or termination for cause by the Company, provided that such exercise is within the seven-year term of the option.

In the event the Company terminates Mr. Gengos’ employment without cause, or in the event Mr. Gengos resigns for good cause, Mr. Gengos will be entitled to severance equal to one-year of Mr. Gengos’ base salary in effect at the date of termination. Additionally, the Company will pay Mr. Gengos’ COBRA premiums for a period of up to one year.

Employment Agreement with Dr. John Yu

On May 10, 2011, the Company entered into an Agreement, effective as of March 1, 2011, with Dr. John Yu pursuant to which Dr. Yu continues to serve as the Company’s Chief Scientific Officer. The term of this Agreement automatically renews on the one-year anniversary date of the Agreement each year after March 1, 2011 for successive one-year terms unless either party terminates. Dr. Yu may also terminate the Agreement at any time upon 60 days notice. The Agreement was automatically renewed on March 1, 2012 and March 1, 2013. Under this agreement, Dr. Yu currently receives an annual salary of $125,000. Additionally, Dr. Yu is eligible for a discretionary cash bonus.

On March 1, 2011, Dr. Yu was granted a seven-year option to purchase 50,000 shares of the Company’s common stock at a price of $1.95 per share vesting in three equal annual installments beginning on February 29, 2012.  The option may be exercised during the term that Dr. Yu provides services to the Company and for twelve months after termination for any reason except termination without cause by Dr. Yu or termination for cause by the Company, provided that such exercise is within the seven-year term of the option.  On June 14, 2013, Dr. Yu was granted a five-year option to purchase 45,000 shares of the Company’s common stock at a price of $2.19 per share vesting in equal monthly installments over a four-year term beginning on March 1, 2013.   All of the options granted to Dr. Yu will vest if his services terminate following a merger or similar corporate transaction in which the Company is not the surviving entity and the surviving entity does not offer Dr. Yu an executive position at a compensation level at least equal to his then compensation level under the Agreement.

Employment Agreement with Anthony Gringeri

On August 19, 2013, the Company entered into an Agreement with Anthony Gringeri pursuant to which Dr. Gringeri serves as the Company’s Senior Vice President of Strategic Resources. The Agreement may be terminated be either party with or without cause. The Agreement provides for an annual base salary of $310,000. Additionally, Dr. Gringeri is eligible for an annual discretionary bonus of up to 30% of his base annual salary, prorated for 2013, as determined by the Company’s Board of Directors.

On September 20, 2013, Dr. Gringeri was granted a ten-year option to purchase 300,000 shares of the Company’s common stock at a price of $2.70 per share vesting in one annual installment of 75,000 shares on September 20, 2014 and in 36 equal monthly installments thereafter. The vesting of the stock options will accelerate such that the stock options vesting within six months of termination will be fully vested on his last day of employment. The options may be exercised during Dr. Gringeri’s employment with the Company and for 90 days after termination for any reason except termination without cause by Dr. Gringeri or termination for cause by the Company, provided that such exercise is within the ten-year term of the option.

In the event the Company terminates Dr. Gringeri’s employment without cause, or in the event Dr. Gringeri resigns for good cause, Dr. Gringeri will be entitled to severance equal to six months of Dr. Gringeri’s base salary in effect at the date of termination. Additionally, the Company will pay Dr. Gringeri’s COBRA premiums for a period of up to six months.

Employment Agreement with David Fractor

On April 4, 2011, the Company entered into an Employment Agreement with David Fractor pursuant to which Mr. Fractor serves as the Company’s Vice President of Finance and Principal Accounting Officer on a part-time basis for a three-year term, subject to termination by either party on 30 days notice. Under this agreement, Mr. Fractor currently receives an annual salary of $172,000.  Additionally, Mr. Fractor is eligible for a discretionary cash bonus.

On April 4, 2011, Mr. Fractor was granted a seven-year option to purchase 42,000 shares of the Company’s common stock at a price of $2.25 per share vesting in equal monthly installments over the three-year term of the agreement. On October 24, 2011, the Company granted Mr. Fractor a seven-year option to purchase 10,000 shares of the Company’s common stock at a price of $1.42 per share vesting in one annual installment of 2,500 shares on October 24, 2012 and in 36 equal monthly installments thereafter. On February 24, 2012, the Company granted Mr. Fractor a seven-year option to purchase 10,000 shares of the Company’s common stock at a price of $1.90 per share vesting over a one-year term ending February 24, 2013. On March 7, 2013, the Company granted Mr. Fractor a seven-year option to purchase 64,000 shares of the Company’s common stock at a price of $2.72 per share vesting in one annual installment of 16,000 shares on March 6, 2014 and in 36 equal monthly installments thereafter.

Summary of Employment Agreements

The aggregate base salary payable pursuant to the above Employment Agreements is approximately $1.0 million.  Additionally during 2013, the Company issued an aggregate of 489,000 stock options to its management group at a weighted average exercise price of $2.66 that vest over a four-year term.

Operating Lease

The Company entered into a lease for new office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental will increase by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated. Rent expense was approximately $80,000, $55,000 and $40,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2014	$97,724
2015	100,905
2016	68,432
Total	$267,061

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to December 31, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations for research and development	$3,212,400	$1,392,191	$1,820,209	$—	$—
Operating lease obligation	$267,061	97,724	169,337	—	—
	$3,479,461	$1,489,915	$1,989,546	$—	$—

6.	Shareholders’ Equity

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

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through December 31, 2013, we sold 1,862,142 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $4,906,078, less offering expenses of approximately $338,000. As of December 31, 2013, aggregate gross sales for additional common stock of approximately $11,754,071 remained available under the Sales Agreement.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 3,433,270 common shares have been granted under the Plan and are outstanding as of December 31, 2013.  As of December 31, 2013, there were 5,662,274 options available for issuance under the Plan.

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

The following table summarizes stock option activity for the Company during the three years ended December 31, 2013:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2010	11,094,845	$0.92	-
Granted	1,077,000	$0.91
Exercised	(1,269,767)	$0.39
Forfeited or expired	(128,000)	$1.04
Outstanding December 31, 2011	10,774,078	$1.07
Granted	1,292,500	$2.50
Exercised	(1,285,384)	$0.95
Forfeited or expired	(200,000)	$2.25
Outstanding December 31, 2012	10,581,194	$1.16
Granted	862,287	$2.67
Exercised	(829,702)	$0.92
Forfeited or expired	(147,084)	$1.81
Outstanding December 31, 2013	10,466,695	$1.37	3.61	$49,938
Vested or expected to vest at December 31, 2013	8,710,260	$2.67	2.76	$49,938

As of December 31, 2013, the total unrecognized compensation cost related to unvested stock options amounted to $4,188,162, which will be amortized over the weighted-average remaining requisite service period of approximately 21 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants had a term of 26 months from the date of issuance. As of December 31, 2013, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of December 31, 2013 these warrants have been fully exercised, except for warrants to purchase 4,000 shares of the Company’s common stock that expired. (see Warrant Liabilities below)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of December 31, 2013, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. As of December 31, 2013, warrants to purchase 2,823,670 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2013, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2013, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On December 31, 2013, the price per share of Company’s common stock was $0.93 per share compared to $1.92 per share at December 31, 2012 and $1.36 per share at December 31, 2011.

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. Of the total proceeds from the March 2010 common stock private placement, $257,520 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.00%, and (iv) contractual life of 26 months. During the year ended December 31, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. During 2012, the remaining warrants were fully exercised; however, the Company recorded a charge to other expense of $745,500 as the Company revalued the warrants through the date of exercise.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011 the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The binomial lattice simulation model used by the Company at December 31, 2012, assumed (i) dividend yield of 0%; (ii) expected volatility of 78%; (iii) risk free rate of 0.08% and (iv) expected term of 0.42 years. Based upon this model, the Company recorded a charge to other expense of $357,808 during the year ended December 31, 2012. During 2013, the remaining warrants were fully exercised; however, the Company recorded a charge to other expense of $583,134 as the Company revalued the warrants through the date of exercise.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2012, assumed (i) dividend yield of 0%; (ii) expected volatility of 67%; (iii) risk free rate of 0.30% and (iv) expected term of 2.42 years. Based upon this model, the Company recorded a charge to other expense of $128,344 for the year ended December 31, 2012.  As of December 31, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 123%; (iii) risk free rate of 0.21% and (iv) expected term of 1.34 years. For the year ended December 31, 2013, the Company recorded a credit to other expense of $320,167. As of December 31, 2013, the carrying value of the warrant liability is $268,528.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,696 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. The lattice simulation model used by the Company at December 31, 2012 assumed (i) dividend yield of 0%; (ii) expected volatility of 67%; (iii) risk free rate of 0.39% and (iv) expected term of 3.15 years. For the year ended December 31, 2012, the Company recorded a charge to other expense of $1,048,271. As of December 31, 2013, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 111%; (iii) risk free rate of 0.44% and (iv) expected term of 2.14 years. For the year ended December 31, 2013, the Company recorded a credit to other expense of $905,377. As of December 31, 2013, the carrying value of the warrant liability is $796,282.

The below table summarizes the warrant liability activity for the years ended December 31, 2013, 2011 and 2010. The loss included in earnings is reflective of several factors including the increase in the Company’s stock during the years ended December 31, 2013, 2011 and 2010.

	2013	2012	2011
Beginning Balance, January 1	$2,852,880	$2,157,408	$2,581,871
Issuance of warrants and effect of repricing	—	397,294	—
Exercise of warrants	(1,145,659)	(1,981,745)	2,476,790
(Gain) or loss included in earnings	(642,411)	2,279,923	(2,901,253)
Transfers in and/or out of Level 3	—	—	—
Ending Balance, December 31	$1,064,810	$2,852,880	$2,157,408

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the years ended December 31, 2013 and 2012.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of December 31, 2013, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	2013	2012	2011
Income tax benefit at the federal statutory rate	-34%	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%	-6%
Change in fair value of warrant liability	-3%	-6%	20%
Change in valuation allowance for deferred tax assets	43%	46%	20%
Total	0%	0%	0%

Deferred taxes consisted of the following:

	December 31, 2013	December 31, 2012
Net operating loss carryforwards	$15,759,274	$12,821,749
Stock-based compensation	2,020,987	1,796,954
Less valuation allowance	(17,780,261)	(14,618,703)
Net deferred tax asset	$—	$—

As of December 31, 2013, the Company had federal and California income tax net operating loss carryforwards of approximately $40.8 million. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. While the Company underwent an ownership change in 2012 as defined by Section 382 of the Internal Revenue Code, management estimated that the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code during 2013. The Company may incur limitations in the future if there are additional changes in ownership.

9.	Supplementary Financial Information

Summary of Quarterly Results (Unaudited)

	Quarter Ended
	March	June	September	December	Fiscal Year
Fiscal 2013
Revenues	$—	$—	$—	$—	$—
Net income (loss)	(4,973,791)	(150,329)	(3,793,441)	116,998	(8,800,563)
Net income (loss) per common share
Basic	$(0.10)	$(0.00)	$(0.07)	$(0.00)	$(0.16)
Diluted	$(0.10)	$(0.00)	$(0.07)	$(0.00)	$(0.16)
Fiscal 2012
Revenues	$—	$—	$—	$—	$—
Net income (loss)	(7,889,435)	(6,451,817)	(637,627)	483,740	(14,495,139)
Net income (loss) per common share

	Quarter Ended
	March	June	September	December	Fiscal Year
Basic	$(0.21)	$(0.16)	$(0.02)	$0.01	$(0.35)
Diluted	$(0.21)	$(0.16)	$(0.02)	$0.01	$(0.35)

10.	Subsequent Events

Warrant Exercises

Subsequent to December 31, 2013, the Company issued 23,473 shares of common stock upon the cashless exercise of options to purchase 75,000 shares of common stock.

Stock Option Grants

The Company’s Board of Directors approved the granting of 330,000 stock options to certain officers and employees on March 7, 2014. These options have an exercise price equal to the closing stock price on March 7, 2014 of $1.34 and will vest over a period of four years.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Schedule II - Valuation and Qualifying Accounts

	Additions
	Beginning Balance	Charged to Costs & Expenses	Other Amounts	Deductions	Ending Balance
2013
Deferred Tax Asset Valuation Account	$14,618,703	$3,161,558			$17,780,261
2012
Deferred Tax Asset Valuation Account	$11,004,790	$3,613,913			$14,618,703
2011
Deferred Tax Asset Valuation Account	$7,429,620	$3,575,170			$11,004,790

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (28)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (23)

3.6	Amendment to the Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (31)

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (39)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (21)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (21)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (21)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (24)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (29)

4.9	Form of Specimen Preferred Stock Certificate and Form of Certificate of Designation of Preferred Stock*

4.10	Form of Debt Indenture, between Registrant and one or more trustees to be named (33)

4.11	Form of Common Stock Warrant Agreement and Warrant Certificate (33)

4.12	Form of Preferred Stock Warrant Agreement and Warrant Certificate (33)

4.13	Form of Debt Securities Warrant Agreement and Warrant Certificate (33)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (28)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

Ex-1

Exhibit Number	Description

10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.13	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.14	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. ** (17)

10.15	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.16	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.17	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (25)

10.18	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.19	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. 21)

10.20	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (21)

10.21	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (21)

10.22	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.23	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.24	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. (24)

10.25	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (24)

10.26	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † (26)

10.27	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (26)

10.28	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (26)

Ex-2

Exhibit Number	Description
10.29	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (26)

10.30	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (26)

10.31	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (26)

10.32	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (26)

10.33	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (27)

10.34	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(30)

10.35	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†*(30)

10.36	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (32)

10.37	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.(34)

10.38	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.** (35)

10.39	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.(35)

10.40	Controlled Equity OfferingSM Sales Agreement dated April 18, 2013 between ImmunoCellular Therapeutics, Ltd. and Cantor Fitzgerald & Co. (36)

10.41	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers. (37)

10.42	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd. (38)

10.43	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd. (38)

10.44	Employment Agreement dated August 19, 2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd. **(40)

10.45	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd. † (40)

10.46	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (40)

10.47	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (40)

10.48	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (40)

10.49	Master Services Agreement dated September 17, 2013 between Aptiv Solutions, Inc. and ImmunoCellular Therapeutics, Ltd. ***

23.1	Consent of Marcum LLP. ***

24.1	Power of Attorney (included in the signature page hereto)***

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Ex-3

Exhibit Number	Description

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
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(22)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(23)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.

Ex-4

(24)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(25)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(26)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(27)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(28)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(29)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(30)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(31)	Previously filed by us on May 25, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(32)	Previously filed by us on August 14, 2012 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(33)	Previously filed by us on September 21, 2012 as an exhibit to our Registration Statement on Form S-3, File No. 333-184010 and incorporated herein by reference.
(34)	Previously filed by us on October 19, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(35)	Previously filed by us on March 11, 2013 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(36)	Previously filed by us on April 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(37)	Previously filed by us on May 9, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(38)	Previously filed by us on August 8, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(39)	Previously filed by us on September 24, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(40)	Previously filed by us on November 7, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

Ex-5