Form 10-Q
period 2014-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2014-05-09
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The Issuer had 57,922,304 shares of its common stock outstanding as of May 1, 2014.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,029,393	$27,646,351
Other assets	732,372	763,299
Total current assets	25,761,765	28,409,650
Property and equipment, net	57,012	66,442
Other assets	464,585	464,585
Total assets	$26,283,362	$28,940,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$570,361	$861,026
Accrued compensation and benefits	153,801	357,265
Accrued liabilities	582,604	183,982
Total current liabilities	1,306,766	1,402,273
Warrant Liability	1,480,877	1,064,810
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares authorized; 57,565,704 and 57,542,231 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	5,757	5,754
Additional paid-in capital	78,621,332	78,437,233
Deficit accumulated during the development stage	(55,131,370)	(51,969,393)
Total shareholders’ equity	23,495,719	26,473,594
Total liabilities and shareholders’ equity	$26,283,362	$28,940,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	February 25, 2004 (Inception) to March 31, 2014
Revenues	$—	$—	$300,000
Expenses:
Research and development	1,699,760	1,415,261	25,299,589
Stock based compensation	184,102	164,128	9,624,326
General and administrative	865,402	769,267	16,946,540
Total expenses	2,749,264	2,348,656	51,870,455
Loss before other income (expense) and income taxes	(2,749,264)	(2,348,656)	(51,570,455)
Interest income	3,354	6,548	368,443
Financing expense	—	—	(397,294)
Change in fair value of warrant liability	(416,067)	(2,631,683)	(1,439,564)
Loss before income taxes	(3,161,977)	(4,973,791)	(53,038,870)
Income taxes	—	—	—
Net loss	(3,161,977)	(4,973,791)	(53,038,870)
Deemed dividend on redemption of preferred stock	—	—	(2,092,500)
Net loss attributable to common stock	$(3,161,977)	$(4,973,791)	$(55,131,370)
Net loss per share, basic and diluted:	$(0.05)	$(0.10)	$(2.59)
Weighted average number of shares basic and diluted:	57,552,664	51,547,632	21,312,055

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Initial capitalization at $0.00002 per share	—	$—	6,256,500	$10	$87	$—	$—	$97
Common stock issued for cash during 2004 at $0.00078 per share	—	—	193,500	15	135	—	—	150
Net loss	—	—	—	—	—	—	(11,741)	(11,741)
Balance at December 31, 2004	—	—	6,450,000	25	222	—	(11,741)	(11,494)
Common stock issued for cash during 2005 at $0.19 per share	—	—	387,000	659	74,341	—	—	75,000
Common stock issued for cash during 2005 at $0.32 per share	—	—	154,800	16	49,984	—	—	50,000
Common stock issued for research and development during 2005 at $0.99 per share	—	—	154,800	15	152,745	—	—	152,760
Net loss	—	—	—	—	—	—	(246,004)	(246,004)
Balance at December 31, 2005	—	—	7,146,600	715	277,292	—	(257,745)	20,262
Common stock issued for services during 2006 at $0.50 per share	—	—	73,093	7	36,539	—	—	36,546
Common stock issued for cash during 2006 in private placements at $1.00 per share, net of redemptions	—	—	1,510,000	151	549,249	—	—	549,400
Common stock issued for research and development during 2006 at $1.00 per share	—	—	694,000	69	693,931	—	—	694,000
Shares issued in connection with reverse merger	—	—	825,124	83	(83)	—	—	—
Shares cancelled in connection with the sale of Optical Molecular Imaging, Inc.	—	—	(2,059,100)	(206)	(64,794)	—	—	(65,000)
Exercise of stock options	—	—	10,062	1	3,521	—	—	3,522
Stock based compensation (options)	—	—	—	—	4,103,645	—	—	4,103,645
Net loss	—	—	—	—	—	—	(5,152,713)	(5,152,713)
Balance at December 31, 2006	—	—	8,199,779	820	5,599,300	—	(5,410,458)	189,662
Common stock issued for cash during 2007 in private placements at $1.50 per share	—	—	3,531,603	353	4,892,133	—	—	4,892,486
Exercise of stock options	—	—	51,111	5	(5)	—	—	—
Reclassification of warrant derivative liability	—	—	—	—	2,233,600	—	—	2,233,600

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Stock based compensation (options)	—	—	—	—	1,296,714	—	—	1,296,714
Net loss	—	—	—	—	—	—	(3,614,753)	(3,614,753)
Balance at December 31, 2007	—	—	11,782,493	1,178	14,021,742	—	(9,025,211)	4,997,709
Common stock issued for research and development during 2008 at $0.53 per share	—	—	800,000	80	423,920	—	—	424,000
Common stock issued for research and development during 2008 at $0.65 per share	—	—	100,000	10	64,990	—	—	65,000
Stock based compensation (options)	—	—	—	—	513,357	—	—	513,357
Net loss	—	—	—	—	—	—	(3,059,730)	(3,059,730)
Balance at December 31, 2008	—	—	12,682,493	1,268	15,024,009	—	(12,084,941)	2,940,336
Exercise of warrants	—	—	1,970,992	197	462,551	—	—	462,748
Exercise of stock options	—	—	214,357	22	64,460	(52,668)	—	11,814
Stock based compensation (options)	—	—	—	—	308,302	—	—	308,302
Net loss	—	—	—	—	—	—	(2,626,205)	(2,626,205)
Balance at December 31, 2009	—	—	14,867,842	1,487	15,859,322	(52,668)	(14,711,146)	1,096,995
Common stock and warrants issued for cash during 2010 at $1.00 per share, net of offering costs	—	—	4,230,910	423	3,248,315	—	—	3,248,738
Preferred stock and warrants issued for cash during 2010 at $10,000 per share, net of offering costs	400	—	—	—	—	—	—	—
Exercise of warrants in exchange for promissory note	—	—	2,700,000	270	5,399,730	(5,400,000)	—	—
Redemption of preferred stock for repayment of promissory note	(400)	—	—	—	—	5,400,000	(2,092,500)	3,307,500
Exercise of stock options	—	—	50,000	5	26,495	—	—	26,500
Cashless exercise of stock options	—	—	297,156	30	(30)	—	—	—
Common stock issued for services during 2010 at $0.90 per share	—	—	60,000	6	53,994	—	—	54,000
Common stock issued for services during 2010 at $1.06 per share	—	—	7,694	—	8,156	—	—	8,156
Stock based compensation	—	—	—	—	745,697	—	—	745,697
Interest on promissory note	—	—	—	—	—	(1,614)	—	(1,614)
Net loss	—	—	—	—	—	—	(6,150,142)	(6,150,142)
Balance at December 31, 2010	—	—	22,213,602	2,221	25,341,679	(54,282)	(22,953,788)	2,335,830

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Common stock and warrants issued for cash during 2011 at $1.55 per share, net of offering costs	—	—	5,219,768	522	4,982,817	—	—	4,983,339
Exercise of stock options	—	—	382,000	38	388,341	—	—	388,379
Cashless exercise of stock options	—	—	667,077	67	(67)	—	—	—
Stock based compensation	—	—	131,537	13	1,190,120	—	—	1,190,133
Interest on promissory note	—	—	—	—	—	(352)	—	(352)
Redemption of promissory note	—	—	—	—	—	54,634	—	54,634
Net loss	—	—	—	—	—	—	(5,719,903)	(5,719,903)
Balance at December 31, 2011	—	—	28,613,984	2,861	31,902,890	—	(28,673,691)	3,232,060
Common stock and warrants issued for cash during January 2012 at $1.10 per share, net of offering costs	—	—	9,489,436	949	9,270,421	—	—	9,271,370
Common stock and warrants issued for cash during October 2012 at $2.10 per share, net of offering costs	—	—	10,000,000	1,000	19,358,553	—	—	19,359,553
Exercise of warrants	—	—	2,295,334	230	3,201,690	—	—	3,201,920
Reclassification of warrant liability upon exercise	—	—	—	—	1,981,743	—	—	1,981,743
Cashless exercise of warrants	—	—	288,973	29	(29)	—	—	—
Cashless exercise of stock options	—	—	792,018	79	(79)	—	—	—
Restricted stock vested	—	—	1,251	—	—	—	—	—
Stock based compensation	—	—	—	—	496,007	—	—	496,007
Exercise of stock options	—	—	20,000	2	20,498	—	—	20,500
Net loss	—	—	—	—	—	—	(14,495,139)	(14,495,139)
Balance at December 31, 2012	—	—	51,500,996	5,150	66,231,694	—	(43,168,830)	23,068,014
Exercise of warrants	—	—	3,441,551	344	6,175,992	—	—	6,176,336
Cashless exercise of warrants	—	—	31,155	3	(3)	—	—	—
Exercise of stock options	—	—	528,702	53	324,464	—	—	324,517
Cashless exercise of stock options	—	—	149,385	15	(15)	—	—	—
Stock based compensation	—	—	—	—	724,212	—	—	724,212
Common stock issued for licensing rights in January 2013 at $2.41 per share	—	—	28,300	3	74,997	—	—	75,000
Common stock issued through controlled equity offering during May at an average of $2.57 per share	—	—	172,988	17	404,174	—	—	404,191

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note	Deficit Accumulated During the Development Stage	Total
Common stock issued through controlled equity offering during July at an average of $2.79 per share	—	—	770,508	77	2,013,047	—	—	2,013,124
Common stock issued through controlled equity offering during August at an average of $2.90 per share	—	—	642,604	64	1,752,274	—	—	1,752,338
Common stock issued through controlled equity offering during September at an average of $2.84 per share	—	—	276,042	28	736,397	—	—	736,425
Net loss	—	—	—	—	—	—	(8,800,563)	(8,800,563)
Balance at December 31, 2013	—	—	57,542,231	5,754	78,437,233	—	(51,969,393)	26,473,594
Cashless exercise of stock options			23,473	3	(3)			—
Stock based compensation					184,102			184,102
Net loss							(3,161,977)	(3,161,977)
Balance at March 31, 2014	—	$—	57,565,704	$5,757	$78,621,332	$—	$(55,131,370)	$23,495,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

ImmunoCellular Therapeutics, Ltd.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	February 25, 2004 (Inception) to March 31, 2014
Cash flows from operating activities:
Net loss	$(3,161,977)	$(4,973,791)	$(53,038,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,634	10,842	138,321
(Gain) loss on disposal of assets	(4)	3,817	3,813
Change in fair value of warrant liability	416,067	2,631,683	1,439,564
Financing expense	—	—	397,294
Stock-based compensation	184,102	164,128	9,562,170
Common stock issued for services	—	—	98,703
Common stock issued for research and development	—	—	1,335,760
Changes in assets and liabilities:
Other assets	30,927	(103,533)	(1,188,120)
Accounts payable	(290,665)	(26,953)	212,746
Accrued compensation and benefits	(203,464)	(219,647)	153,801
Accrued liabilities	398,622	306,181	939,869
Net cash used in operating activities	(2,613,758)	(2,207,273)	(39,944,949)
Cash flows from investing activities:
Purchase of property and equipment	(3,600)	—	(203,664)
Proceeds from the sale of property and equipment	400		400
Cash paid for sale of Optical Molecular Imaging, Inc.	—	—	(25,000)
Net cash used in investing activities	(3,200)	—	(228,264)
Cash flows from financing activities:
Exercise of stock options	—	84,131	775,230
Exercise of warrants	—	10,732	8,695,343
Payments on promissory note receivable	—	—	53,018
Proceeds from issuance of common stock and warrants under private placements, net of offering costs	—	—	51,899,857
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	—	3,779,158
Net cash provided by financing activities	—	94,863	65,202,606
Increase (decrease) in cash and cash equivalents	(2,616,958)	(2,112,410)	25,029,393
Cash and cash equivalents, beginning of period	27,646,351	26,216,668	—
Cash and cash equivalents, end of period	$25,029,393	$24,104,258	$25,029,393
Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Supplemental non-cash financing disclosures:
Exercise of warrants in exchange for promissory note	$—	$—	$3,350,000
Redemption of preferred stock for repayment of promissory note	$—	$—	$3,350,000
Deemed dividend on redemption of preferred stock	$—	$—	$2,092,500
Warrant liability converted to additional paid in capital upon exercise	$—	$—	$3,127,404
Deposits used to acquire property and equipment	$—	$—	$35,882
Deferred offering costs	$-	$—	$182,599
Common stock issued for licensing rights	$—	$75,000	$75,000

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is in Phase II clinical development. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company has incurred operating losses and, as of March 31, 2014, the Company had an accumulated deficit of $55,131,370. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

Interim Results

The accompanying condensed financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 and for the period from February 25, 2004 (inception) to March 31, 2014 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2013 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on March 14, 2014.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2013. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Development Stage Enterprise – The Company is a development stage enterprise and is devoting substantially all of its present efforts to research and development. All losses accumulated since inception are considered part of the Company’s development stage activities.

Liquidity – As of March 31, 2014, the Company had working capital of $24,459,999, compared to working capital of $27,007,377 as of December 31, 2013. The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company had $23,917,247 and $25,913,893, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Stock Based Compensation – The Company records the cost for all share-based payment transactions in the Company’s financial statements.

Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model.

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Three months Ended March 31, 2014	Three months Ended March 31, 2013
Risk-free interest rate	2.23%	.074%
Expected dividend yield	None	None
Expected life	6.0 Years	4.5 Years
Expected volatility	95.3%	90.6%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the three months ended March 31, 2014 and 2013, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2014, the Company had 56,617,706 shares of authorized but unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of March 31, 2014 and December 31, 2013, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of March 31, 2014, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2009 for the state and December 31, 2010 for the federal taxing authority.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 20,551,398 shares and 24,172,596 shares at March 31, 2014 and 2013, respectively.

Recently Issued Accounting Standards –We have reviewed the recently issued Financial Accounting Standards Board pronouncements and do not believe they will have a material impact on our condensed financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Computers	$59,077	$67,566
Research equipment	117,809	117,809
	176,886	185,375
Accumulated depreciation	(119,874)	(118,933)
	$57,012	$66,442

Depreciation expense was $12,634 and $10,842  for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense was $138,321 for the period from February 25, 2004 (date of inception) to March 31, 2014.

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

Effective September 20, 2010, the Company entered into a sponsored research agreement with Cedars-Sinai under which Cedars-Sinai provided services to the Company in developing the ICT-121 vaccine at a total cost of $446,142.  Effective September 20, 2011, the Company entered into Amendment No. 1 extending the agreement to September 19, 2012 at an incremental cost of $294,504.  Effective September 20, 2012, the Company entered into Amendment No. 2 extending the agreement to September 19, 2013 at an incremental cost of $329,832.  This agreement concluded on September 19, 2013 but was extended through March 19, 2014 at an incremental cost of $210,856.

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

As of March 31, 2014, the Company’s remaining obligation under the existing commitments is approximately $3.3 million.

University of Pennsylvania

On February 13, 2012, the Company entered into a Patent License Agreement with The Trustees of the University of Pennsylvania under which the Company acquired an exclusive, worldwide license relating to patent technology for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines.

Pursuant to the License Agreement, the Company paid an upfront licensing fee and will be obligated to pay annual license maintenance fees. In addition, the Company has agreed to make payments upon completion of specified milestones and to pay royalties of a specified percentage on net sales, subject to a specified minimum royalty, and sublicensing fees on product sales covered by the license. Subsequent to March 31, 2014, the Company terminated this Patent License Agreement.

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

Torrey Pines

On October 1, 2012, the Company entered into a Contract Services Agreement with Torrey Pines under which the Company has engaged Torrey Pines to determine the immunogenicity of certain peptides that are used in conjunction with the Company’s ICT-107 Phase IIb trial and in the development of ICT-140. The Company agreed to pay an upfront nonrefundable and noncreditable fee and is obligated to pay the remainder at the conclusion of the contract. On April 1, 2013, the Company and Torrey Pines expanded the scope of work to be completed by Torrey Pines under an additional Contract Services Agreement. This supplemental agreement provided for the Company to pay an upfront fee and additional fees at the conclusion of the contract. See Note 9 – Subsequent Events.

Cedars-Sinai Medical Center

In connection with the Cedars-Sinai Medical Center License Agreement, the Company has certain commitments as described in Note 4.

Employment Agreements

The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.0 million and the potential bonus is approximately $300,000.  Additionally, during the three months ended March 31, 2014, the Company issued an aggregate of 330,000 stock options to its management at a weighted average exercise price of $1.34 that vest over a period of four years.

Operating Lease

The Company entered into a lease for new office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental will increase by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $24,000 and $ 13,000 for the three months ended March 31, 2014 and 2013, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2014	$73,535
2015	100,905
2016	68,432
Total	$242,872

6. Shareholders’ Equity

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through December 31, 2013, we sold 1,862,142 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $4,906,078, less offering expenses of approximately $338,000.  During the three months ended March 31, 2014, the Company did not sell any shares.  As of March 31, 2014, aggregate gross sales for additional common stock of approximately $11,754,071 remained available under the Sales Agreement.  Subsequent to March 31, 2014, the Company sold 356,600 shares of its common stock that resulted in net proceeds to the Company of $431,776. (See Note 9 – Subsequent Events)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 3,517,958 common shares have been granted under the Plan and are outstanding as of March 31, 2014. As of March 31, 2014, there were 5,554,114 options available for issuance under the Plan.

The following table summarizes stock option activity for the Company during the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2013	10,466,695	$1.37	0	0
Granted	330,000	$1.34	0	0
Exercised	(75,000)	$0.90	0	0
Forfeited or expired	(170,313)	2.71	0	0
Outstanding March 31, 2014	10,551,382	$1.32	3.55	$1,629,842
Vested or expected to vest at March 31, 2014	8,756,944	$1.15	2.91	$1,629,842

As of March 31, 2014, the total unrecognized compensation cost related to unvested stock options amounted to $2.4 million, which will be recognized over the weighted-average remaining requisite service period of approximately 20 months.

Warrants

In connection with the March 2010 common stock private placement, the Company issued to the investors warrants to purchase 696,000 shares of the Company’s common stock at $1.15 per share. The warrants had a term of 26 months from the date of issuance. As of March 31, 2014, these warrants have been fully exercised.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants had a term of 36 months from the date of issuance. As of March 31, 2014 these warrants have been fully exercised, except for warrants to purchase 4,000 shares of the Company’s common stock that expired. (See “Warrant Liability” below.)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a five-year term from the date of issuance. As of March 31, 2014, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. As of March 31, 2014, warrants to purchase 2,823,670 shares of the Company’s common stock remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2014, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2014, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On March 31, 2014, the price per share of Company’s common stock was $1.22 per share compared to $0.93 per share at December 31, 2013.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,773 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances are made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. Prior to 2011, the Company had concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three months ended March 31, 2013, the Company recorded a charge to other expense of $986,798. During 2013, the remaining warrants were fully exercised.

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three months ended March 31, 2013, the Company recorded a charge to other expense of $447,669. As of March 31, 2014, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 131%; (iii) risk free rate of 0.16% and (iv) expected term of 1.09 years. For the three months ended March 31, 2014, the Company recorded a charge to other expense of $125,227.  As of March 31, 2014, the carrying value of the warrant liability is $393,754.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three months ended March 31, 2013, the Company recorded a charge to other expense of $1,167,215.  As of March 31, 2014, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 107%; (iii) risk free rate of 0.41% and (iv) expected term of 1.89 years. For the three months ended March 31, 2014, the Company recorded a charge to other expense of $290,840. As of March 31, 2014, the carrying value of the warrant liability is $1,087,123

For the three months ended March 31, 2014 and 2013, the expected volatility is based upon the historical volatility of the Company’s stock.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Balance – January 1	$1,064,810	$2,852,879
Issuance of warrants and effect of repricing	0	—
Exercise of warrants	0	—
(Gain) or loss included in earnings	416,067	2,631,683
Transfers in and out/or out of Level 3	0	—
Balance – March 31	$1,480,877	$5,484,562

7. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three months ended March 31, 2014 or March 31, 2013.

8. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of March 31, 2014, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with its deferred tax assets. Accordingly, a valuation allowance has been established for the full amount of the deferred tax assets.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	March 31, 2014	March 31, 2013
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	5%	21%
Change in valuation allowance for deferred tax assets	35%	19%
Total	0%	0%

	March 31, 2014	December 31, 2013
Net operating loss carryforwards	$16,900,628	$15,759,274
Stock-based compensation	2,094,628	2,020,987
Less valuation allowance	(18,995,256)	(17,780,261)
Net deferred tax asset	$0	$0

As of March 31, 2014 and December 31, 2013, the Company had federal and California income tax net operating loss carryforwards of approximately $43.3 million. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. While the Company underwent an ownership change in 2012 as defined by Section 382 of the Internal Revenue Code, management estimated that the Company had not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code during 2012. The Company may incur limitations in the future if there is a change in ownership as computed under the prescribed method of the Internal Revenue Code.

9. Subsequent Events

Subsequent to March 31, 2014, the Company terminated its Patent License Agreement with The Trustees of the University of Pennsylvania.

On April 1, 2014, the Company and Torrey Pines entered into an Amended and Restated Contract Services Agreement for Torrey Pines to perform certain additional services in connection with the Company’s vaccine technologies.

Subsequent to March 31, 2014, the Company sold 356,600 shares of its common stock under the controlled equity offering, which resulted in net proceeds of approximately $431,776 (See Note 6).  Aggregate gross sales for additional common stock of approximately $11,380,940 remain available under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2013. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview and Plan of Operation

ImmunoCellular Therapeutics, Ltd. (the Company) is a development stage company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is in Phase II clinical development. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company has incurred operating losses and, as of March 31, 2014, the Company had an accumulated deficit of $55,131,370. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the period from February 25, 2004 to March 31, 2014. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage Enterprise

We are a development stage enterprise as defined by FASB ASC Topic 915, “Accounting and Reporting by Development Stage Enterprises.” We are devoting substantially all of our present efforts to research and development. All losses accumulated since inception are considered as part of our development stage activities.

Research and Development Costs

We believe that our research and development activities and underlying technologies have continuing value, however, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the three months ended March 31, 2014 and 2013, we recorded an expense of $1,699,760 and $1,415,261, respectively, related to research and development activities. We expect our research and development expenses during the remainder of 2014 to increase.

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

Results of Operations

Three months ended March 31, 2014 and 2013

Net Loss

We incurred a net loss of $3,161,977 and $4,973,791 for the three months ended March 31, 2014 and 2013, respectively. The decrease in the net loss is primarily due to a smaller charge to earnings related to the revaluation of our warrant derivatives.

Revenues

We did not have any revenue during the three months ended March 31, 2014 and 2013 and we do not expect to have any revenue in 2014.

Expenses

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $865,402 and $769,267, respectively. The increase in general and administrative expenses primarily reflects increases in legal expenses between periods.

Research and development expenses for the three months ended March 31, 2014 and 2013 were $1,699,760 and $1,415,261, respectively. During the third quarter of 2012, we completed our patient enrollment in our Phase II trial of ICT-107 and our expenses related to this trial have been decreasing.  If, as expected, we proceed to a Phase III trial of ICT-107, then our expenses will increase in the second half of 2014 as we begin our trial design.  During the three months ended March 31, 2014, we incurred certain pre-clinical expenses related to ICT-121 and ICT‑140 and certain ICT-107 expenses related to patient follow up and data analysis related to the Phase II trial.

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of $24,454,999, compared to working capital of $27,077,377 as of December 31, 2013. The estimated cost of completing the development of either of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations through at least the end of 2014, although there is no assurance that such proceeds will be sufficient.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. We did not sell any shares during the three months ended March 31, 2014; however, subsequent to March 31, 2014, we sold 356,600 shares and received net proceeds of $431,776.   As of March 31, 2014, we had $11,754,071 remaining under the registration statement.  See additional discussion in Notes 6 and 9 to the unaudited condensed financial statements which are included in Part 1 of this Form 10-Q.

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

As of March 31, 2014, we had no long-term debt obligations or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to March 31, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$3,307,373	$1,653,687	$1,653,686	$0	$0
Operating lease obligation	242,872	98,450	144,422	0	0
	$3,550,245	$1,752,137	$1,798,108	$0	$0

Cash Flows

We used $2,613,758 of cash in our operations for the three months ended March 31, 2014, compared to $2,207,273 for the three months ended March 31, 2013. During the third quarter of 2012, we completed our patient enrollment in our Phase II trial of ICT-107 and our expenses related to this trial have been decreasing.  If, as expected, we proceed to a Phase III trial of ICT-107, then our expenses will increase in the second half of 2014 as we begin our trial design.  During the three months ended March 31, 2014, we incurred certain pre-clinical expenses related to ICT-121 and ICT‑140 and certain ICT-107 expenses related to patient follow up and data analysis for the Phase II trial. Our general and administrative expenses remained constant between periods.  We had $612,803 of non-cash expenses during the three months ended March 31, 2014, consisting of $416,067 related to the increase in our warrant liabilities, $184,102 of stock based compensation and $12,634 of depreciation expense. We had $2,810,470 of non-cash expenses for the three months ended March 31, 2013, consisting of $2,631,683 related to the increase in our warrant liabilities, $164,128 of stock based compensation, $10,842 of depreciation expense and a $3,817 loss on disposal of assets.

During the three months ended March 31, 2014, our investing cash flows used $3,600 to acquire certain computer software.  We did not use any cash flows from investing activities during the three months ended March 31, 2013.

During the three months ended March 31, 2014, we received no proceeds from the exercise of stock options, the exercise of warrants or from our controlled equity offering.  During the three months ended March 31, 2013, we received net proceeds of $84,131 from the exercise of stock options and $10,732 from the exercise of warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 with the SEC.

 Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should read and consider the risk factors included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s repurchases of its common stock during the quarter ended March 31, 2014.

Month	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January	0	$0	0	0
February	51,527	$0	0	0
March	0	$0	0	0
	51,527	$0	0	0
(1)	These shares are deemed to be repurchased through the cashless exercise of warrants and stock options during the quarter ended March 31, 2014.

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

Dated: May 9, 2014		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2014

Exhibit No.	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document