Form 10-Q
period 2014-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2014-11-10
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The Issuer had 62,720,303 shares of its common stock outstanding as of October 31, 2014.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,516,242	$27,646,351
Other assets	997,033	763,299
Total current assets	24,513,275	28,409,650
Property and equipment, net	58,174	66,442
Other assets	803,943	464,585
Total assets	$25,375,392	$28,940,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$257,637	$861,026
Accrued compensation and benefits	227,843	357,265
Accrued liabilities	750,827	183,982
Total current liabilities	1,236,307	1,402,273
Warrant Liability	705,948	1,064,810
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares authorized; 60,881,555 and 57,542,231 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	6,088	5,754
Additional paid-in capital	82,646,802	78,437,233
Accumulated deficit	(59,219,753)	(51,969,393)
Total shareholders’ equity	23,433,137	26,473,594
Total liabilities and shareholders’ equity	$25,375,392	$28,940,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Revenues	$-	$-	$-	$-
Expenses:
Research and development	1,486,352	1,276,507	4,646,156	3,905,338
Stock based compensation	170,805	156,277	483,455	500,351
General and administrative	786,688	985,107	2,490,322	2,542,794
Total expenses	2,443,845	2,417,891	7,619,933	6,948,483
Loss before other income (expense)
and income taxes	(2,443,845)	(2,417,891)	(7,619,933)	(6,948,483)
Interest income	4,207	3,667	10,711	14,310
Financing expense	(9,478)	—	(34,078)	—
Change in fair value of
warrant liability	559,873	(1,379,217)	392,940	(1,983,388)
Loss before income taxes	(1,889,243)	(3,793,441)	(7,250,360)	(8,917,561)
Income taxes	—	—	—	—
Net loss	$(1,889,243)	$(3,793,441)	$(7,250,360)	$(8,917,561)
Loss per share	$(0.03)	$(0.07)	$(0.12)	$(0.17)
Weighted average number of shares basic and diluted:	60,678,764	55,307,906	58,933,905	53,289,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2013	57,542,231	$5,754	$78,437,233	$(51,969,393)	$26,473,594
Cashless exercise of stock options	28,473	3	(3)	—	—
Exercise of stock options	950,000	95	1,044,905	—	1,045,000
Common stock issued through controlled equity offering at an average price of $1.18 per share	2,360,851	236	2,681,212	—	2,681,448
Stock based compensation	—	—	483,455	—	483,455
Net loss	—	—	—	(7,250,360)	(7,250,360)
Balance at September 30, 2014	60,881,555	$6,088	$82,646,802	$(59,219,753)	$23,433,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(7,250,360)	$(8,917,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,846	35,682
(Gain) loss on disposal of assets	(3)	3,817
Change in fair value of warrant liability	(392,940)	1,983,388
Financing expense	34,078	—
Stock-based compensation	483,455	500,351
Changes in assets and liabilities:
Other assets	(573,092)	370,438
Accounts payable	(603,389)	(178,108)
Accrued liabilities	437,423	147,330
Net cash used in operating activities	(7,827,982)	(6,054,663)
Cash flows from investing activities:
Purchase of property and equipment	(28,975)	(37,877)
Proceeds from sale of property and equipment	400	—
Net cash used in investing activities	(28,575)	(37,877)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,045,000	141,631
Proceeds from exercise of warrants	—	4,261,723
Proceeds from issuance of common stock and warrants net of offering costs	2,681,448	4,906,078
Net cash provided by financing activities	3,726,448	9,309,432
Increase (decrease) in cash and cash equivalents	(4,130,109)	3,216,892
Cash and cash equivalents, beginning of period	27,646,351	26,216,668
Cash and cash equivalents, end of period	$23,516,242	$29,433,560
Supplemental cash flows disclosures:
Interest expense paid	—	—
Income taxes paid	—	—
Supplemental non-cash financing disclosures:
Warrant liability converted to additional paid-in capital	—	$1,145,659
Common stock issued for license rights	—	$75,000

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is completing Phase II clinical development. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company has incurred operating losses and, as of September 30, 2014, the Company had an accumulated deficit of $59,219,753. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Interim Results

The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements include the Company’s wholly owned subsidiaries, ImmunoCellular Bermuda, Ltd. in Bermuda and ImmunoCellular Therapeutics (Ireland) Limited and ImmunoCellular Therapeutics (Europe) Limited in Ireland, that were formed during 2014.  Balance sheet amounts as of December 31, 2013 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on March 14, 2014.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2013. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Liquidity – As of September 30, 2014, the Company had working capital of $23,276,968, compared to working capital of $27,007,377 as of December 31, 2013. The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of September 30, 2014 and December 31, 2013, the Company had $21,424,604 and $25,913,893, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Stock Based Compensation – The Company records the cost for all share-based payment transactions in the Company’s financial statements.

Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model.

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013
Risk-free interest rate	2.18%	1.61%
Expected dividend yield	None	None
Expected life	5.47 Years	5.12 Years
Expected volatility	95.3%	90.6%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the nine months ended September 30, 2014 and 2013, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2014, the Company had 56,571,680 shares of authorized and unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of September 30, 2014 and December 31, 2013, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of September 30, 2014, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2009 for the state and December 31, 2010 for the federal taxing authority.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 19,495,807 shares and 14,610,187 shares at September 30, 2014 and 2013, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, which applies to entities that have substantial doubt about their ability to continue as a going concern.  This update requires management to assess the probability about the entity’s ability to remain as a going concern for a period of one year from the date the financial statements are ready to be issued.  Depending on management’s conclusions about the entity’s ability to remain as a going concern, the entity must make certain disclosures in its financial statements.  This ASU is effective for annual periods beginning after December 15, 2016.  The adoption of this is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Computers	$59,076	$67,566
Research equipment	143,184	117,809
	202,260	185,375
Accumulated depreciation	(144,086)	(118,933)
	$58,174	$66,442

Depreciation expense was $12,930 and $13,998  for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $36,846 and $35,682 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company has agreed to pay Cedars-Sinai specified percentages of all of its sublicensing income and gross revenues from sales of products based on the licensed technology. To maintain its rights to the licensed technology, the Company must meet certain development and funding milestones. These milestones include, among others, commencing a Phase I clinical trial for a product candidate by March 31, 2007 and raising at least $5,000,000 in funding from equity or other sources by December 31, 2008. The Company satisfied the foregoing funding requirement in 2007 and commenced a Phase I clinical trial in May 2007, which was within the applicable cure period for the milestone requirement. Through December 31, 2009, the Company paid Cedars-Sinai a total of $166,660 in connection with the Phase I clinical trial. The Company also was required to commence a Phase II clinical trial for a product candidate by December 31, 2008 and a waiver of this requirement was obtained from Cedars-Sinai (see Second Amendment below).

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

Aptiv Solutions

The Company has contracted with Aptiv Solutions to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010 and provided for estimated payments of approximately $3.3 million for services through September 2013. Subsequently, the Company and Aptiv entered into six contract amendments. Under the first amendment, effective January 20, 2011, Aptiv agreed to provide additional services in conjunction with the Phase II trial of ICT-107 for an additional fee of $469,807. The second amendment, effective February 4, 2012, extended the services to be provided by Aptiv and further increased the fees by $986,783. The second amendment also extended the term of the agreement to March 31, 2014. On January 11, 2013, the third amendment was finalized whereby the services were further extended and the fees were further increased by $608,201. On December 2, 2013, the fourth amendment was finalized whereby additional services were added and the fees were further increased by $319,450.  On June 5, 2014, the fifth amendment was finalized whereby the project schedule was amended and the fees increased by $495,264. On September 17, 2014, the sixth amendment was finalized whereby the fees increased by $12,480. The total aggregate fee pursuant to the original agreement and the five modifications is $6.2 million.

On September 17, 2013, the Company entered into a Master Services Agreement with Aptiv Solutions to provide certain services related to the Company’s products under development.  Simultaneously, the Company and Aptiv entered into Project Agreement Number 1 for the ICT-140 Phase II trial that provides for payments of approximately $2.7 million until completion of the services described therein.  On May 6, 2014, the Company and Aptiv entered into Amendment #1 to Project Agreement Number 1 to amend the project schedule and provide additional services for an additional fee of $170,004.  On August 21, 2014, the Company and Aptiv entered into Amendment #2 to Project Agreement Number 1 to amend the project schedule and replace the aggregate budget.  The total aggregate fee pursuant to the original agreement and the two modifications is $3.5 million. On July 17, 2014, the Company and Aptiv entered into Project Agreement CD-133 for the ICT-121 Phase I trial that provides for payments of approximately $2.3 million until completion of the services described therein.

As of September 30, 2014, the Company’s remaining obligation under the existing commitments is approximately $5.2 million.

University of Pennsylvania

On February 13, 2012, the Company entered into a Patent License Agreement with The Trustees of the University of Pennsylvania under which the Company acquired an exclusive, worldwide license relating to patent technology for the production, use and cryopreservation of high-activity dendritic cell cancer vaccines.

Pursuant to the License Agreement, the Company paid an upfront licensing fee and will be obligated to pay annual license maintenance fees. In addition, the Company has agreed to make payments upon completion of specified milestones and to pay royalties of a specified percentage on net sales, subject to a specified minimum royalty, and sublicensing fees on product sales covered by the license. During 2014, the Company terminated this Patent License Agreement.

The Johns Hopkins University Licensing Agreement

On February 23, 2012, the Company entered into an Exclusive License Agreement, effective as of February 16, 2012, with The Johns Hopkins University (JHU) under which it received an exclusive, worldwide license to JHU’s rights in and to certain intellectual property related to mesothelin-specific cancer immunotherapies. The Company is advancing a cancer vaccine program using JHU and other intellectual property according to commercially reasonable development timeline.  If successful and a product ultimately is registered, the Company will either sell the product directly or via a third-party partnership.

Pursuant to the License Agreement, the Company agreed to pay an upfront licensing fee in the low hundreds of thousands of dollars, payable half in cash and half in shares of its common stock in two tranches, within 30 days of the effective date of the License Agreement and upon issuance of the first U.S. patent covering the subject technology. Annual minimum royalties or maintenance fees increase over time and range from low tens of thousands to low hundreds of thousands of dollars. In addition, the Company has agreed to pay milestone license fees upon completion of specified milestones, totaling single digit millions of dollars if all milestones are met.  Royalties based on a low single digit percentage of net sales are also due on direct sales, while third party sublicensing payments will be shared at a low double digit percentage.

The Company and JHU each have termination rights that include termination for any reason and for reasons relating to specific performance or financial conditions.   Effective September 24, 2013, the Company entered into an Amendment No. 1 to the Exclusive License Agreement that updated certain milestones.

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

California Institute of Technology

On September 9, 2014, the Company entered into an Exclusive License Agreement with the California Institute of Technology (Caltech) under which the Company acquired exclusive rights to novel technology for the development of certain antigen specific T-cell immunotherapies for the treatment of cancers.

Pursuant to the License Agreement, the Company agreed to pay a one time license fee, a minimum annual royalty based on a low single digit percentage of net revenues and an annual maintenance fee in the low tens of thousands of dollars.  In addition, the Company has agreed to make certain milestone payments upon completion of specified milestones.

Cedars-Sinai Medical Center

In connection with the Cedars-Sinai Medical Center License Agreement and sponsored research agreement, the Company has certain commitments as described in Note 4.

Employment Agreements

The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.0 million and the potential bonus is approximately $300,000.  Additionally, during the nine months ended September 30, 2014, the Company issued an aggregate of 317,500 stock options to its management at a weighted average exercise price of $1.34 that vest over a period of 4 years.

Operating Lease

The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental will increase by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $25,000 and $18,000 for the three months ended September 30, 2014 and 2013, respectively. Rent expense was approximately $74,000 and $55,000 for the nine months ended September 30, 2014 and 2013, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2014	$24,915
2015	100,905
2016	68,432
Total	$194,252

6. Shareholders’ Equity

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through September 30, 2014, we sold 4,222,993 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $7,440,744, less offering expenses of approximately $364,000.  During the nine months ended September 30, 2014, the Company sold 2,360,851 shares of its common stock that resulted in net proceeds to the Company of $2,681,448.  As of September 30, 2014, aggregate gross sales for additional common stock of approximately $8,963,838 remained available under the Sales Agreement.  Subsequent to September 30, 2014, the Company sold 1,991,328 shares of its common stock that resulted in net proceeds to the Company of $1,384,555. (See Note 9 – Subsequent Events)

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 3,386,341 common shares have been granted under the Plan and are outstanding as of September 30, 2014. As of September 30, 2014, there were 5,680,731 options available for issuance under the Plan.

During the nine months ended September 30, 2014, the Company issued 204,617 stock options to members of the Company’s Board of Directors at an exercise price of $1.19 and a vesting period of 4 years.

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2013	10,466,695	$1.37	0	0
Granted	547,117	$1.28	0	0
Exercised	(1,075,000)	$1.08	0	0
Forfeited or expired	(469,047)	$2.75	0	0
Outstanding September 30, 2014	9,469,765	$1.33	3.14	$36,400
Vested or expected to vest at September 30, 2014	7,948,459	$1.18	2.53	$36,400

As of September 30, 2014, the total unrecognized compensation cost related to unvested stock options amounted to $3.3 million, which will be recognized over the weighted-average remaining requisite service period of approximately 19 months.

Warrants

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,773 shares of the Company’s common stock at $1.50 per share. The warrants had a term of 36 months from the date of issuance. As of September 30, 2014 these warrants have been fully exercised, except for warrants to purchase 4,000 shares of the Company’s common stock that expired. (See “Warrant Liability” below.)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a five-year term from the date of issuance. As of September 30, 2014, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. During the quarter ended June 30, 2014, the exercise price was further adjusted to $1.85 and the number of warrants outstanding was increased to 2,854,196 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter months ended September 30, 2014, the exercise price was further adjusted to $1.84 and the number of warrants outstanding was increased to 2,869,696 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  As of September 30, 2014, warrants to purchase 2,869,696 shares of the Company’s common stock remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2014, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2014, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On September 30, 2014, the price per share of Company’s common stock was $0.89 per share compared to $0.93 per share at December 31, 2013.

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,287,773 shares of the Company’s common stock at $1.50 per share. Of the total proceeds from the May 2010 common stock private placement, $834,455 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Black Scholes option pricing model. The warrants contained a provision whereby the warrant exercise price would be decreased in the event that future common stock issuances were made at a price less than $1.00. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period, and any change in value was recognized in the statement of operations. Prior to 2011, the Company had concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the binomial lattice simulation model, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 1.375%, and (iv) contractual life of 36 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three and nine months ended September 30, 2013, the Company recorded a charge to other expense of $nil and $583,134, respectively. During 2013, the remaining warrants were fully exercised.

In connection with the sale of Preferred Stock in 2010, the Company issued to the investors warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three and nine months ended September 30, 2013, the Company recorded a charge to other expense of $348,569 and $345,987, respectively. As of September 30, 2014, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 42%; (iii) risk free rate of 0.05% and (iv) expected term of 0.59 years. For the three and nine months ended September 30, 2014, the Company recorded a credit to other income of $320,167 and $268,527, respectively.  As of September 30, 2014, the carrying value of the warrant liability is $nil.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $368,524 to reflect the issuance of the additional warrants. As of result of the Company’s Controlled Equity Offering through June 30, 2014, the exercise price of the warrants was adjusted to $1.85 and the number of warrants was proportionately increased to 2,854,196, net of exercises. As of result of the Company’s Controlled Equity Offering for the three months ended September 30, 2014, the exercise price of the warrants was adjusted to $1.84 and the number of warrants was proportionately increased to 2,869,696, net of exercises. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three and nine months ended September 30, 2013, the Company recorded a charge to other expense of $1,030,649 and $1,054,268, respectively.  As of September 30, 2014, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 126%; (iii) risk free rate of 0.31% and (iv) expected term of 1.39 years. For the three and nine months ended September 30, 2014, the Company recorded a credit to other income of $239,706 and $124,413, respectively. As of September 30, 2014, the carrying value of the warrant liability is $705,948.

For the nine months ended September 30, 2014 and 2013, the expected volatility is based upon the historical volatility of the Company’s stock.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Balance – January 1	$1,064,810	$2,852,880
Issuance of warrants and effect of repricing	34,078	0
Exercise of warrants	0	(1,145,659)
(Gain) or loss included in earnings	(392,940)	1,983,388
Transfers in and out/or out of Level 3	0	0
Balance – September 30	$705,948	$3,690,609

Additionally, during the nine months ended September 30, 2014, the Company recorded a charge to financing expense of $34,078 to reflect the issuance of the additional warrants.

7. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three and nine months ended September 30, 2014 or September 30, 2013.

8. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of September 30, 2014, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with its deferred tax assets. Accordingly, a valuation allowance has been established for the full amount of the deferred tax assets.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2014	September 30, 2013
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	-2%	9%
Change in valuation allowance for deferred tax assets	42%	31%
Total	0%	0%

	September 30, 2014	December 31, 2013
Net operating loss carryforwards	$18,693,862	$15,759,274
Stock-based compensation	2,214,369	2,020,987
Less valuation allowance	(20,908,231)	(17,780,261)
Net deferred tax asset	$0	$0

As of September 30, 2014 and December 31, 2013, the Company had federal and California income tax net operating loss carry forwards of approximately $47.9 million and $41.0 million respectively. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

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

9. Subsequent Events

Subsequent to September 30, 2014, the Company sold 1,991,328 shares of its common stock under the controlled equity offering, which resulted in net proceeds of approximately $1,384,555 (See Note 6).  Aggregate gross sales for additional common stock of approximately $7,536,461 remain available under the Sales Agreement.

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is completing Phase II clinical development. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company is enrolling patients in the ICT-121 Phase I clinical trial and anticipates enrolling patients in the ICT-140 Phase II clinical trial during the fourth quarter of 2014.  The Company has incurred operating losses and, as of September 30, 2014, the Company had an accumulated deficit of $59,219,753. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Research and Development Costs

We believe that our research and development activities and underlying technologies have continuing value, however, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the nine months ended September 30, 2014 and 2013, we recorded an expense of $4,646,156 and $3,905,338, respectively, related to research and development activities.

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

Results of Operations

Three months ended September 30, 2014 and 2013

Net Loss

We incurred a net loss of $1,889,243 and $3,793,441 for the three months ended September 30, 2014 and 2013, respectively. The decrease in the net loss is primarily due to a credit to earnings of $559,873 during the three months ended September 30, 2014 related to the revaluation of our warrant derivatives, compared to a charge of $1,379,217 during the same period in 2013.

Revenues

We did not have any revenue during the three months ended September 30, 2014 and 2013 and we do not expect to have any revenue in 2014.

Expenses

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $786,688 and $985,107, respectively. During the three months ended September 30, 2013, the Company and certain officers and directors were the defendants in a lawsuit.  The plaintiff alleged that the Company and our directors breached their fiduciary duty by making inadequate disclosures in our proxy statement related to the proposed amendment to our 2006 Equity Incentive Plan.  The litigation was settled during the quarter ended September 30, 2013.  There were no similar costs during the three months ended September 30, 2014.  Other than the litigation and settlement costs, the Company’s general and administrative expenses were consistent between periods.

Research and development expenses for the three months ended September 30, 2014 and 2013 were $1,486,352 and $1,276,507, respectively. During the third quarter of 2012, we completed our patient enrollment in our Phase II trial of ICT-107 and our expenses related to this trial have been decreasing.  If, as expected, we proceed to a Phase III trial of ICT-107, then our future expenses will increase as we begin our trial design.  During the remainder of 2014, we expect to ramp up our patient enrollment in ICT-121 and begin enrolling patients in ICT-140.  We also expect to continue to incur certain ICT-107 expenses related to patient follow up and data analysis related to the Phase II trial.

Nine months ended September 30, 2014 and 2013

Net Loss

We incurred a net loss of $7,250,360 and $8,917,561 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the net loss is primarily due to a credit of $392,940 related to the revaluation of the warrant liabilities in the most recent quarter compared to a charge of $1,983,388 in the same period last year.  This was partially offset by higher spending in research and development.

Revenues

We did not have any revenue during the nine months ended September 30, 2014 and 2013 and we do not expect to have any revenue in 2014.

Expenses

General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $2,490,322 and $2,542,794, respectively. The decrease in expenses reflects lower costs in the areas of investor relations and the absence of a litigation matter that occurred during the quarter ended September 30, 2013.  These decreases were partially offset by increases in directors and officers insurance and occupancy costs.

Research and development expenses for the nine months ended September 30, 2014 and 2013 were $4,646,156 and $3,905,338, respectively. During the nine months ended September 30, 2014, we increased our spending related to ICT-121 and ICT-140.  The increased spending in these programs was partially offset by decreased spending in our ICT-107 program.  During the third quarter of 2012, we completed our patient enrollment in our Phase II trial of ICT-107 and our expenses related to this trial have been decreasing.  If, as expected, we proceed to a Phase III trial of ICT-107, then our future expenses will increase as we begin our trial design.  During the remainder of 2014, we expect to ramp up our patient enrollment in ICT-121 and begin enrolling patients in ICT-140.  We also expect to continue to incur certain ICT-107 expenses related to patient follow up and data analysis related to the Phase II trial.

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $23,276,968, compared to working capital of $27,077,377 as of December 31, 2013. The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for the next twelve months, although there is no assurance that such proceeds will be sufficient.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through September 30, 2014, we sold 4,222,993 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $7,440,744, less offering expenses of approximately $364,000.  During the nine months ended September 30, 2014, we sold 2,360,851 shares and received net proceeds of $2,681,448.   As of September 30, 2014, we had $8,963,838 remaining under the registration statement.  See additional discussion in Notes 6 and 9 to the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

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

As of September 30, 2014, we had no long-term debt obligations or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts. We do not have any bank credit lines.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to September 30, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$5,156,099	$3,153,180	$2,002,919	$0	$0
Operating lease obligation	194,252	100,158	94,094	0	0
	$5,350,351	$3,253,338	$2,097,013	$0	$0

Cash Flows

We used $7,827,982 of cash in our operations for the nine months ended September 30, 2014, compared to $6,054,663 for the nine months ended September 30, 2013. During the third quarter of 2012, we completed our patient enrollment in our Phase II trial of ICT-107 and our expenses related to this trial have been decreasing.  If, as expected, we proceed to a Phase III trial of ICT-107, then our future expenses will increase as we begin our trial design.  During the remainder of 2014, we expect to ramp up our patient enrollment in ICT-121 and begin enrolling patients in ICT-140.  We also expect to continue to incur certain ICT-107 expenses related to patient follow up and data analysis related to the Phase II trial.  Our general and administrative expenses increased between periods.  We had $554,379 of non-cash expenses during the nine months ended September 30, 2014, consisting of $483,455 of stock based compensation, $34,078 of financing expense related to the repricing of certain warrants and $36,846 of depreciation expense. Also, during the nine months ended September 30, 2014, we recorded a non-cash credit to income of $392,940 related to the revaluation of our warrant derivatives. We had $2,523,238 of non-cash expenses for the nine months ended September 30, 2013, consisting of $1,983,388 related to the increase in our warrant liabilities, $500,351 of stock based compensation, $35,682 of depreciation expense and a $3,817 loss on disposal of assets.

During the nine months ended September 30, 2014, we used $28,975 from our investing cash flows to acquire certain research and development equipment and computer software.  During the nine months ended September 30, 2013, we used $37,877 from our investing cash flows to purchase computer equipment and a telephone system.

During the nine months ended September 30, 2014, we received proceeds of $1,045,000 from the exercise of stock options and $2,681,448 in net proceeds from our controlled equity offering.  During the nine months ended September 30, 2013, we received net proceeds of $141,631 from the exercise of stock options, $4,261,723 from the exercise of warrants and $4,906,078 in net proceeds from our controlled equity offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 with the SEC.

 Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2014		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2014

Exhibit No.	Description
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document