Form 10-K
period 2014-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2015-03-10
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $67,606,518.

There were 90,254,823 shares of the registrant’s common stock outstanding on February 27, 2015.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

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

All statements in this Annual Report, including under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions.  Examples of these statements include, but are not limited to, our current views with respect to our business strategy, business plan and research and development activities; the progress of our product development programs, including clinical testing and the timing of commencement and results thereof; our research and development expenses; our future financial results and sufficiency of our cash resources and need for additional capital. These statements include forward-looking statements both with respect to us, specifically, and the biotechnology industry, in general. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in this Annual Report under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which you should review carefully. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. Please consider our forward-looking statements in light of those risks as you read this Annual Report. Except as required by law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I.

Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation, formerly known as Optical Molecular Imaging, Inc.

Item 1.	Business.

ImmunoCellular Therapeutics, Ltd. is a clinical-stage biotechnology company that is developing immune-based therapies for the treatment of cancers. Immunotherapy is an emerging approach to treating cancer in which a patient’s own immune system is stimulated to target tumor antigens, which are molecular signals that the immune system uses to identify foreign bodies. While some other cancer immunotherapies only target a single cancer antigen, our technology can elicit an immune response against several antigens. Our cancer immunotherapies are also distinguished by the fact that they target cancer stem cells (CSCs), which are the primary drivers of tumor growth and disease recurrence. Our most advanced product candidate, ICT-107, completed phase II testing in December 2013, and we have received feedback from both the U.S. and European Union (EU) regulatory agencies that supports our plans for moving forward into phase III testing. In addition, we have a portfolio of other potential therapeutic immunotherapies using our proprietary approach to treating cancer.

ICT-107, our lead product candidate, is a dendritic cell (DC) vaccine for the treatment of newly diagnosed glioblastoma multiforme (GBM), the most common and lethal type of brain cancer. ICT-107 is designed to activate a patient’s immune system to target six different tumor-associated antigens. The recently completed phase II testing of ICT-107 involved a clinical trial designed as a double-blind, placebo-controlled (2:1 randomized), multicenter evaluation of the safety and efficacy of ICT-107 in patients with newly diagnosed GBM. From January 2011 until September 2012, the trial enrolled 278 patients at 25 centers throughout the U.S. and 124 patients were randomized to ICT-107 or placebo. In December 2013, we reported that ICT-107 treated patients had a numerical advantage in overall survival (OS) of two months more than placebo patients in the intent-to-treat (ITT) population but that the difference in survival between ICT-107 and placebo treated patients (the primary efficacy endpoint of the trial), did not reach statistical significance (p-value = 0.58; Hazard Ratio = 0.87). For Progression-Free Survival (PFS), an important secondary efficacy endpoint, we reported ICT-107 treated patients had a two-month advantage in median PFS compared with placebo patients in the ITT population. This difference in PFS between ICT-107 and placebo treated patients reached statistical significance (p-value = 0.014; Hazard Ratio = 0.56). ICT-107 was generally well tolerated, with no imbalance in adverse events between the treated and placebo groups.

The ICT-107 phase II trial ended once 64 of the 124 randomized patients had died. Once this event level was reached, the process of verifying the patient data at each trial site, addressing missing or incorrect data, and conducting the predefined statistical analysis took place. In the course of this process, three more patients died and their survival data were included in the results announced in December 2013, bringing the event count to 67 deaths. Because patients in the phase II trial continue to be monitored for survival and other parameters, we periodically update important endpoint analyses including the comparison of overall survival for ICT-107 and placebo treated patients. In addition, we are able to monitor long-term survival which is thought to be a feature of cancer immunotherapies and has been periodically reported on by trial investigators for the 16 newly diagnosed GBM patients treated in the phase I clinical trial that concluded in 2010.

In November 2014, we reported updated endpoint analysis of our ICT-107 phase II trial. In that update, we indicated that OS and PFS in pre-defined patient subgroups favored treatment with ICT-107 over control. The ICT-107 treatment effect appears to be strongest in the pre-defined subgroup of HLA-A2 patients. We analyzed HLA-A2 patients according to their MGMT gene status (unmethylated or methylated) which is a known predictor of responsiveness to standard of care chemotherapy. While the subgroups we analyzed were small in size, and not powered to show statistical significance, the numeric advantages in favor of the ICT-107 treated patients were shown to be large and clinically meaningful.

In the November 2014 update, we reported that a total of 88 events (patient deaths) had been recorded from the 124 randomized patients. There were 25 active and 11 control patients alive for a total of 36 patients available for additional follow-up.

•

Median PFS in the intent-to-treat (ITT) population (all phase II patients) was 11.4 months for the ICT-107 treated group and 10.1 months for the control group, representing a statistically significant benefit in the ICT-107 treated group (age stratified HR = 0.640 [0.423-0.968], p = 0.033).

•

Median OS in the ITT population was 18.3 months for the ICT-107 treated group and 16.7 for the control group, representing a numeric, but not statistically significant, advantage for the treatment group (age stratified HR = 0.854 [0.547-1.334], p = 0.487).

•

Median PFS for the HLA-A2 methylated MGMT per-protocol (PP) population was 24.1 months for the ICT-107 treated group and 8.5 months for control, representing a statistically significant 15.6-month PFS benefit for the ICT-107 treated group (age stratified HR = 0.257 [0.095-0.697], p = 0.004).

•

Median OS for the HLA-A2 methylated MGMT PP population was 23.9 months for the control group, and the median has not yet been reached for the ICT-107 treated group. At the time of the analysis, 65% of ICT-107 patients and 50% of the control patients were alive (age stratified HR = 0.631 [0.212-1.880], p = 0.404), suggesting the potential for long-term survival with ICT-107 treatment.

•

Median PFS for the HLA-A2 unmethylated MGMT PP population was 10.5 months for the ICT-107 treated group and 6.0 months for the control group, representing a 4.5-month median PFS benefit for the ICT-107 treated group (age stratified HR = 0.720 [0.351-1.474], p = 0.364).

•

Median OS for the HLA-A2 unmethylated MGMT PP population, was 15.8 months for ICT-107 patients, and 11.8 months for the control group, representing a 4-month median OS benefit for the ICT-107 treated group (age stratified HR = 0.652 [0.320-1.325], p = 0.233).

After announcing the initial phase II trial results in December 2013 and updating them again in April 2014, we decided to seek advice from regulatory authorities on potential paths to registration for ICT-107. Between June and September of 2014, we met with the U.S. Food and Drug Administration (FDA) and with three national European regulators to receive their assessment of the ICT-107 program and their advice concerning further testing. All of these regulatory groups expressed support for phase III testing and provided guidance on elements of trial design. In November 2014, the European Medicines Agency (EMA) provided support for advancing ICT-107 to a registrational phase III program in patients with newly diagnosed glioblastoma. The EMA guidance is generally consistent with the feedback we received from the FDA relative to the scope, design and endpoints of the program and the inclusion of patients based on HLA and MGMT status. We intend to finalize the design of the phase III program, ensuring harmony between U.S. and European trial protocols, with the goal of being in position to initiate the phase III program in 2015. Our preliminary strategy is to begin a trial of approximately 400 HLA-A2 patients at sites in both the U.S. and EU. We are in discussions with various oncology cooperative groups to explore working with them to enroll and assist our trial.

In addition to ICT-107, we are also developing other therapeutic DC vaccines: ICT-140 for ovarian cancer and ICT-121 for recurrent GBM. ICT-140 targets seven tumor-associated antigens expressed on ovarian cancer cells. Some of the antigens utilized in ICT-140 were also used in ICT-107. We filed an investigational new drug (IND) application for ICT-140 at the end of 2012 and the IND was allowed by the FDA in January 2013. We subsequently twice modified the design of the trial and amended the IND to reflect these changes in May 2013 and September 2014. These amendments were allowed by the FDA shortly after the submissions. During the interim time period, we upgraded our generalized DC vaccine manufacturing process to bring it to a phase III and commercial ready state. We plan to use this improved process to manufacture clinical supplies for the ICT-140 trial. We are holding the initiation of this trial until we can find a partner to share expenses or until we have secured sufficient financial resources to commence the ICT-107 phase III program. ICT-121 specifically targets CD133, a CSC marker that is overexpressed in a wide variety of solid tumors, including ovarian, pancreatic, and breast cancers. We began screening patients in September 2013 for a single-site phase I trial in recurrent GBM. Originally it was our intention to enroll 20 patients at one site. However, during 2014, we determined that enrollment would occur faster if additional sites were added to the study. Therefore, we have added one additional site and are in the process of adding five more sites with the expectation that enrollment will be complete in the second or third quarter of 2015.

During the third quarter of 2014, we entered into a licensing agreement with the California Institute of Technology (Caltech) for exclusive rights to novel technology for the development of stem cell immunotherapies for the treatment of cancer. The technology originated from the labs of David Baltimore, Ph.D., Nobel Laureate and President Emeritus at Caltech, and utilizes the patient’s own hematopoietic stem cells to create antigen-specific killer T cells to treat cancer. We plan to utilize this technology to expand and complement our dendritic cell-based cancer vaccine platform, with the goal of developing new immunotherapies that kill cancer cells in a highly directed and specific manner and that can function as monotherapies or in combination therapy approaches.

Caltech’s technology potentially addresses the challenge, and limitation, that TCR (T cell receptor) technologies have faced of generating a limited immune response and having an unknown persistence in the patient’s body. We believe that by inserting DNA that encodes T cell receptors into stem cells rather than into T cells, the immune response can be transformed into a durable and more potent response that could effectively treat previously resilient solid cancers. This observation has been verified in animal models by investigators at Caltech and the National Cancer Institute.

We are embarking on a program to develop this technology with the goal of generating a first candidate for clinical testing.

Autologous cell-based therapies must be manufactured separately for each patient. As a consequence, the manufacturing costs are typically higher when compared to other types of therapies that are not patient specific. We have developed our DC vaccine manufacturing process so that we can make multiple doses of a patient’s vaccine from a single manufacturing run utilizing one apheresis from the patient. In addition, the vaccine is stored in liquid nitrogen making the logistics of shipping and administration to the patient easier than that for other cell therapies that must be shipped fresh and administered to the patient within hours of manufacture.

While we believe that we have a promising technology portfolio of multiple clinical-stage candidates, we do not currently anticipate that we will generate any revenues from either product sales or licensing in the foreseeable future. We have financed the majority of our prior operations through the sales of securities, including underwritten public offerings completed in January 2012 and October 2012 that generated $9.3 million and $19.4 million of net proceeds, respectively. During 2012, we also received approximately $3.2 million from the exercise of warrants. During 2013, we received approximately $5.0 million from the additional exercise of warrants and approximately $4.9 million, net of offering expenses, from the sales of our common stock pursuant to our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. During 2014, we received approximately $4.5 million, net of offering expenses, from our Controlled Equity OfferingSM and $1 million from the exercise of stock options.  On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to which we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined offering price of $0.60 per share and accompanying warrant to purchase 0.70 of a share of our common stock. The resulting aggregate net proceeds from the offering was approximately $14.6 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.4 million.

The estimated cost of completing the development of any of the current or potential immunotherapy candidates will require us to raise additional capital, generate additional capital from the uncertain exercise of outstanding warrants, or enter into collaboration agreements with third parties. There can be no assurances that we will be able to obtain any additional funding, or if such funding is available, that the terms will be favorable. In addition, collaborations with third parties may not be available to us and may require us to surrender rights to many of our products, which may reduce the potential share of returns in any licensed products. If we are unable to raise sufficient capital or secure collaborations with third parties, we will not be able to further develop our product candidates.

Company Information

We filed our original Certificate of Incorporation with the Secretary of State of Delaware on March 20, 1987 under the name Redwing Capital Corp. On June 16, 1989, we changed our name to Patco Industries, Ltd. and conducted an unrelated business under that name until 1994. On January 30, 2006, we amended our Certificate of Incorporation to change our name to Optical Molecular Imaging, Inc. in connection with our merger on January 31, 2006 with Spectral Molecular Imaging, Inc. The acquisition was accounted for as a reverse merger, with Spectral Molecular Imaging deemed to be the accounting acquirer and Optical Molecular Imaging deemed to be the legal acquirer.  As such, the consolidated financial statements herein reflect the historical activity of Spectral Molecular Imaging since its inception on February 25, 2004.  On November 2, 2006, we amended our Certificate of Incorporation to change our name to ImmunoCellular Therapeutics, Ltd. to reflect the disposition of our Spectral Molecular Imaging subsidiary and the acquisition of our cellular-based technology from Cedars-Sinai.

Our principal executive offices are located at 23622 Calabasas Road, Suite 300, Calabasas, California 91302, and our telephone number at that address is (818) 264-2300.

Technology and Potential Products

The table below summarizes the status of our ICT-107, ICT-121 and ICT-140 product candidates and other technologies:

PRODUCT CANDIDATE	TARGET INDICATION	STATUS
Active Immunotherapies

ICT-107 (DC-based vaccine targeting CSCs and cancer antigens)	Newly diagnosed GBM	Phase II completed

ICT-121 (DC-based vaccine targeting CD133+ CSCs)	Recurrent GBM and other solid tumor cancers	Phase I enrolling patients

ICT-140 (DC-based vaccine targeting CSCs and cancer antigens)	Ovarian cancer	Phase II pending

Stem cell therapies for cancer	To be determined	Pre-clinical

Cancer is caused by abnormal cells that grow in an uncontrolled manner. These cells proliferate and can metastasize throughout the body causing tumors that can result in organ failure and death. Unfortunately, conventional cancer treatments, such as surgery, radiation, and chemotherapy, have limited therapeutic benefit and significant undesirable side effects. Our approach is to develop cancer therapies that activate the body’s immune system response to fight cancer. FDA-approved cancer immunotherapies, such as sipuleucel-T and ipilimumab, have been shown to improve patient survival where conventional therapies failed.

We believe our approach of targeting multiple tumor-associated antigens, as well as CSC antigens, will enable us to develop clinically effective treatments. Cancer is a complex disease often characterized by several cellular abnormalities. We believe that targeting multiple cancer antigens not only increases the likelihood of an effective treatment, but can also prevent tumor escape mechanisms that are sometimes observed with single-antigen targeted therapies.

Solid tumors commonly consist of different types of cancer cells. CSCs are a subset of cancerous cells representing a small number of all cells in a tumor. They are believed to be responsible for growth and recurrence of primary and metastatic tumors. Like normal stem cells, CSCs have the ability to self-renew and make differentiated daughter cells. But, unlike normal stem cells, CSCs no longer have the ability to regulate their own growth. Scientists have shown that CSCs are resistant to radiation and chemotherapy. Thus, conventional therapies can eliminate most of the bulk tumor, but since the CSCs are not destroyed, the tumor can regrow after treatment. Complete eradication of the entire tumor mass requires elimination of the CSCs.

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

We believe that manufacturing and logistical costs associated with sipuleucel-T have limited the drug’s commercial viability. Manufacturing is relatively inefficient as only about 25% of the final product actually consists of APCs. The APCs cannot be stored and must be administered within 18 hours. Also, patients must undergo three apheresis procedures every two weeks to harvest enough cells to manufacture three doses of sipuleucel-T.

In contrast, our DC technology avoids many of sipuleucel-T’s shortcomings. As much as 90% of our final manufacturing product is DCs, which, we believe, can stimulate a much stronger immune response than APCs. Our manufacturing process is typically able to produce 20 doses from a single apheresis procedure. The DCs can be frozen and stored for long periods. Our phase II ICT-107 vaccines have already demonstrated stability beyond two years. Freezing the vaccine eliminates the need to ship the product back to patients within 18 hours. Also, DCs can be administered more conveniently by intradermal injection versus intravenous infusion for sipuleucel-T.

Product Candidates

ICT-107

The American Cancer Society (ACS) estimates that about 23,380 malignant tumors of the brain and spinal cord were diagnosed in the U.S. in 2014. GBM is the most prevalent and aggressive form of brain cancer. Over 10,000 new patients are diagnosed with GBM in the U.S. each year. Despite advances in surgery, radiation, and chemotherapy, recurrence is almost a certainty, occurring on average within 6.9 months. The median survival time for newly diagnosed GBM patients is only 14.6 months, and fewer than 10% of these patients live more than five years.

ICT-107 is a DC vaccine that targets six different tumor-associated antigens that are found on patients’ tumor cells; at least four of the six antigens are highly expressed on CSCs. The therapeutic vaccine is intended to be used subsequent to conventional therapy or concomitantly with chemotherapy in patients with newly diagnosed GBM. Results from a phase I clinical trial at Cedars-Sinai Medical Center in Los Angeles showed that ICT-107 was well tolerated, with no significant adverse events reported. Of the 16 newly diagnosed patients treated with ICT-107, seven continue to survive beyond six years. Six of the 16 patients were disease free over five years. One of these six patients later died from leukemia without recurrence of GBM, one progressed at 62 months, and four patients are still free of disease. The median PFS in the 16 newly diagnosed patients enrolled in the trial was 16.9 months, and median OS was 38.4 months—the latter representing a 20 month advantage as compared to historical standard of care in similar patients.

In June 2010, ICT-107 for the treatment of glioblastoma or brain stem glioma was granted Orphan Drug status by the FDA, making the product candidate eligible, under certain circumstances, for marketing exclusivity and other potential benefits.

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

In January 2011, we entered into a vaccine production agreement with the University of Pennsylvania, who assisted us in the Good Manufacturing Practice (GMP) production of ICT-107 for the phase II trial. In October 2011, we entered into an agreement with Progenitor Cell Therapy, LLC to serve as a second manufacturer of ICT-107 for the phase II trial.

In February 2014, ICT-107 for the treatment of glioma, which includes glioblastoma multiforme, was granted Orphan Drug status by the EMA, providing us with eligibility to incentives, under certain circumstances, including a ten-year period of market exclusivity, access to a centralized review process, trial design assistance and scientific advice during product development, fee reductions, and tax incentives. Currently, the Company is finalizing the protocol for the phase III trial of ICT-107 and negotiating with vendors to participate in the trial.  The Company anticipates that the trial will begin during 2015.

ICT-140

The ACS estimates that in the U.S. about 21,980 women will receive a new diagnosis of ovarian cancer and about 14,270 will die from ovarian cancer in 2014. The National Cancer Institute reports that ovarian cancer is the ninth leading cause of cancer death in the United States and the lifetime risk is approximately 1.4%. By contrast according to the most recent estimates 39% of women who inherit a harmful BRCA1 mutation and 11% to 17% of women who inherit a harmful BRCA2 mutation will develop ovarian cancer by age 70 years.

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

Many ovarian cancers are spontaneously invaded by T cells, and patients whose tumors have tumor-infiltrating T cells survive longer. As a result, we believe that cancer immunotherapies may improve the survival rate of patients with ovarian cancer.

ICT-140 is a DC vaccine that targets seven tumor-associated antigens expressed on ovarian cancer cells. Some of the antigens utilized in ICT-140 are also used in ICT-107. We filed an investigational new drug (IND) application for ICT-140 at the end of 2012 and the IND was allowed by the FDA in January 2013. We subsequently twice modified the design of the trial and amended the IND to reflect these changes in May 2013 and September 2014. These amendments were allowed by the FDA shortly after the submissions. During the interim time period, we upgraded our generalized DC vaccine manufacturing process to bring it to the level of phase III and commercial ready. We plan to use this improved process to manufacture clinical supplies for the ICT-140 trial. We are holding the initiation of this trial until we have secured a partner and/or sufficient financial resources to commence the ICT-107 phase III program.

ICT-121

The Company and Cedars-Sinai Medical Center have discovered antigen peptides that can elicit a T cell immune response against CD133, a marker that is commonly present on CSCs. CD133-positive CSCs have been identified in a number of different cancers, including gliomas, colon cancer and pancreatic cancer.

ICT-121 specifically targets CD133, a CSC marker that is overexpressed in a wide variety of solid tumors, including ovarian, pancreatic, and breast cancers. We began screening patients in September 2013 for a phase I trial in recurrent GBM. Originally it was our intention to enroll 20 patients at one site. However, during 2014, we determined that enrollment would occur faster if additional sites were added to the study. Therefore, we have added one additional site and are in the process of adding five more sites with the expectation that enrollment will be complete in the second or third quarter of 2015.

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

In September 2010, we entered into a sponsored research agreement with Cedars-Sinai under which Cedars-Sinai provided services to us in developing the ICT-121 vaccine at a total cost of $446,142.  In September 2011, we entered into Amendment No. 1 extending the agreement to September 2012 at an incremental cost of $294,504.  In September 2012, we entered into Amendment No. 2 extending the agreement to September 2013 at an incremental cost of $329,832.  This agreement concluded in September 2013 and was extended through March 2014 at an incremental cost of $126,237.

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

Pursuant to the license agreement, we paid an upfront licensing fee in the low hundreds of thousands of dollars, payable half in cash and half in shares of common stock. We are obligated to pay milestone license fees upon completion of specified milestones totaling single digit millions of dollars if all milestones are met, customary royalties based on a low single digit percentage of net sales and sublicensing payments shared at a low double digit percentage, as well as annual minimum royalties increasing over time and ranging from low tens of thousands to low hundreds of thousands of dollars. We will also be responsible for reimbursing JHU for reasonable costs associated with the preparation, filing, maintenance and prosecution of the technology subject to the license. In September 2013, we entered into Amendment No. 1 to the license agreement that updated certain milestones.

California Institute of Technology

On September 9, 2014, we entered into an Exclusive License Agreement with the California Institute of Technology (Caltech) under which we acquired exclusive rights to novel technology for the development of certain stem cell treatments that are potentially capable of producing antigen specific T cell killing of cancer cells.

Pursuant to the License Agreement, we agreed to pay a one-time license fee, a minimum annual royalty based on a low single digit percentage of net revenues and an annual maintenance fee in the low tens of thousands of dollars. In addition, we have agreed to make certain milestone payments upon completion of specified milestones.

Competition

The biopharmaceutical industry is characterized by intense competition and significant technological advancements. Many companies, research institutions, and universities are conducting research and development in a number of areas similar to those that we focus on. The development of new products could compete with and be superior to our product candidates.

Many of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources. A number of these companies may have or may develop technologies for products that could be superior to ours. We expect technological developments in the biopharmaceutical and related fields to occur at a rapid rate, and believe competition will intensify as these fields advance. Accordingly, we will be required to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We may be competing with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our product candidates or any future product candidates that we may develop. Competitors may develop or commercialize products more rapidly than we do, or that have significant advantages over products we develop. Therefore, our competitors may be more successful in commercializing their products, which could adversely affect our competitive position and business.

In addition to sipuleucel-T and ipilimumab, which have been approved for sale by the FDA, several major biopharmaceutical companies, including Genentech, Inc. (a member of the Roche Group), Amgen Inc., Merck & Co., Inc., Novartis AG, GlaxoSmithKline plc, Celgene Corporation and Bristol-Myers Squibb Company, smaller biotechnology companies, such as Oncothyreon Inc., Galena Biopharma, Inc., Agenus Inc., Bavarian Nordic A/S, Kite Pharma, Inc., Juno Therapeutics, Inc. and Immunovaccine Inc., are developing cancer immunotherapies. A number of immunotherapy companies, including Northwest Biotherapeutics, Inc., Prima Biomed Ltd and DC Prime B.V., also utilize DCs for their therapeutic cancer vaccines.

Several companies are developing immunotherapies to treat newly diagnosed GBM. For example, Celldex Therapeutics, Inc. is conducting a phase III clinical trial for its EGFRvIII-targeted cancer vaccine, rindopepimut. Northwest Biotherapeutics, Inc. is also conducting a phase III study with DCVax, a DC-based tumor lysate vaccine. Agenus Inc. has completed enrollment of a phase II clinical trial with its heat shock protein and tumor-derived peptide vaccine (HSPPC-96).

In addition to the previously mentioned companies developing cancer immunotherapies, there are also several pharmaceutical companies, including OncoMed Pharmaceuticals, Inc., Verastem, Inc., Stemline Therapeutics, Inc. and Infinity Pharmaceuticals, Inc., that are pursuing drugs that target CSCs. Stemline is currently developing a peptide treatment, SL-701, for brain cancer.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may directly compete with our product candidates or any future product candidates that we may develop. Governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. Domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

Our competitive position will be significantly impacted by the following factors, among others:

•	our ability to obtain FDA marketing approval for our product candidates on a timely basis;
•	the level of acceptance of our products by physicians, compared to those of competing products or therapies;
•	our ability to have our products manufactured on a commercial scale;
•	the effectiveness of sales and marketing efforts on behalf of our products;
•	our ability to meet demand for our products;
•	our ability to secure insurance reimbursement for our products;
•	the price of our products relative to competing products or therapies;
•	our ability to recruit and retain appropriate management and scientific personnel; and
•	our ability to develop a commercial-scale research and development, manufacturing and marketing infrastructure, either on our own or with one or more future strategic partners.

Intellectual Property

As of December 31, 2014, we had rights to or owned at least 16 issued patents and 16 pending patent applications that include claims that cover, or would cover if issued, antigen compositions of our dendritic cell vaccines, methods of use associated therewith, other related technologies, and stem cell technology.

In 2006, we licensed cancer vaccine technology from the Cedars-Sinai Medical Center. To date, two U.S. patents have issued, possessing expiration dates of about 2024 and 2028, covering our ICT-107 product candidate, and corresponding patent protection has either issued or is pending in several foreign jurisdictions. Two U.S. patents have also issued covering our cancer vaccine product candidate, ICT-121, and these patents possess expiration dates of 2030; corresponding patent protection is pending in several foreign jurisdictions. One or more of the U.S. patents and foreign applications, should they issue, may be entitled to an increased term due to, for example, patent term extension or additional proprietary protection through a supplementary protection certificate.

There can be no assurance that any further patents will issue in the U.S. or in any foreign jurisdiction relating to our ICT-107, ICT-121, or ICT-140 product candidates, or that any patent that has issued, or does issue in the future, will not be challenged, invalidated or circumvented by others.

In addition to the proprietary rights drawn to dendritic cell-based vaccine product candidates that we have secured from Cedars-Sinai, we have licensed rights to issued patents and pending patent applications relating to various antigens used in the vaccine products. There can be no assurance that any further patents will issue in the U.S. or in any foreign jurisdiction relating to these antigens, or that any patent that has issued, or does issue in the future, will not be challenged, invalidated or circumvented by others.

Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves as our Chairman of the Board and Chief Scientific Officer, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights.

Employees

As of February 27, 2015, we have four full-time employees and four part-time employees. In addition, we have a number of consulting agreements for clinical development, regulatory affairs, investor relations and business development. We outsource all of our drug discovery research, process development, manufacturing and clinical development to third parties with expertise in those areas.

Government Regulation

The United States and other developed countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of drugs and biologic products. The FDA, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, regulates pharmaceutical and biologic products.

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

After the IND becomes effective, a company may commence human clinical trials. However, the FDA may place the IND on clinical hold at any time, which requires that issues concerning safety of the product or trial be resolved to the FDA’s satisfaction prior to resuming activities under the IND. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase I trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase II trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.

To obtain FDA marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product candidate, in the form of a new drug application (NDA) or, in the case of a biologic, like dendritic cell-based vaccines for neurological disorders, a biologics license application (BLA). The FDA has sixty days after the sponsor’s submission of an NDA or BLA to file the application and begin the user fee review period. Unless an exemption applies, each BLA we submit will be required to be accompanied by a substantial user fee payment.

The amount of time taken by the FDA for approval of an NDA or BLA will depend upon a number of factors, including whether the product candidate qualifies for priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. The FDA has committed to reviewing standard BLAs in 10 months from filing and priority BLAs in six months from filing, but the actual time it takes to review any BLA that we may file could be substantially longer.

The FDA may, during its review of an NDA or BLA, ask for additional test data that may require the conduct of additional clinical trials. If the FDA does ultimately approve the product candidate for marketing, it may require post-marketing testing to monitor the safety and effectiveness of the product. The FDA also may in some circumstances impose restrictions on the use of the product, such as a Risk Evaluation and Mitigation Strategy, or REMS, which may be difficult and expensive to administer and may require prior approval of promotional materials.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Risks Related To Our Business

We are a pre-revenue stage company subject to all of the risks and uncertainties of a biotechnology business, including the risk that we may never successfully develop any products or generate revenues.

We are a pre-revenue stage company that has only recently commenced any significant research and development activity. We may be unable to satisfactorily develop or market any of our current or proposed product candidates, those product candidates may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any recurring revenues to date, and we do not expect to generate any such revenues for a number of years.

Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of regulatory requirements and any future clinical trials for our lead vaccine product candidate, ICT-107. We have only four full-time employees and four part-time employees, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

•	obtain additional financial resources necessary to develop, test, manufacture and market our vaccine product candidates, in particular ICT-107;
•	engage corporate partners to assist in developing, testing, manufacturing and marketing our vaccine product candidates or any future product candidates that we may develop;
•	satisfy the regulatory requirements for acceptable pre-clinical and clinical trial studies or to timely enroll patients;
•

establish and demonstrate or satisfactorily complete the research to demonstrate at various stages the pre-clinical and clinical efficacy and safety of our vaccine product candidates or any future product candidates that we may develop;

•	apply for and obtain the necessary regulatory approvals from the FDA and the appropriate foreign regulatory agencies;
•	market our vaccine product candidates or any future product candidates that we may develop to achieve acceptance and use by the medical community and patients in general and produce revenues; and
•	attract and retain, on acceptable terms, qualified technical, commercial and administrative staff for the continued development and growth of our business.

Our current product candidates and any future product candidates that we may develop will be based on novel technologies and the development, manufacture and regulatory approval for such products are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapies creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA may have limited experience with dendritic cell-based therapeutics and, with the exception of one dendritic cell-based vaccine for the treatment of prostate cancer, has not yet approved any of these therapeutics for marketing, and the pathway to regulatory approval for our vaccine product candidates or any future vaccine product candidates may accordingly be more uncertain, complex and lengthy than the pathway for new conventional drugs. The targeting of cancer stem cells as a potential therapy is a recent development that may not become broadly accepted by scientists, physicians, pharmaceutical companies or the FDA. In addition, the manufacture of biological products, including dendritic cell-based vaccines, could be more complex and difficult, and therefore, these potential challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

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

In addition, our product candidates may cause undesirable side effects. Results of preclinical research with our vaccine product candidates or any other or future product candidates that we may develop or clinical results with formulations used in earlier trials that are similar but not identical to our product candidate formulations may not be indicative of the results that will be obtained in later stages of preclinical or clinical research on our product candidates. In particular, the results generated in our recently completed phase II trial of ICT-107 may not be indicative of the results that we might obtain in further testing of ICT-107, including potential phase III testing.

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

Because of the early stage of development of our vaccine product candidates, we do not know if we will be able to generate data that will support the filing of a biologics license application for these product candidates or the FDA’s approval thereof. Any of our investigational new drug applications (INDs) may be placed on clinical hold by the FDA at any time, which would delay clinical development until underlying safety concerns are resolved to the FDA’s satisfaction. If we experience substantial delays, we may not have the financial resources to continue development of these product candidates or the development of any of our other or future product candidates that we may develop. Delays in clinical trials could reduce the commercial viability of our vaccine product candidates and any other or future product candidates that we may develop. Delays in patient enrollment may be caused by a number of factors, including patient reluctance to participate in blinded trials where the patient is not assured of receiving the treatment being tested in the trial. Even if we successfully develop and gain regulatory approval for our products, we still may not generate sufficient or sustainable revenues or we may not become profitable, which could have a material adverse effect on our ability to continue our marketing and distribution efforts, research and development programs and operations.

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

If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. For example, we currently project that enrollment for our planned ICT-107 phase III study will start as planned and that we will accrue and enroll patients based on our historical experience in order to achieve our stated goal of completing enrollment in the first half of 2017 and having our interim results 12 to 18 months thereafter. There can be no assurance that we will timely achieve these goals, that we will have sufficient funding to obtain these results or that the results will be favorable.

Before we can market our vaccine product candidates or any other or future product candidates that we may develop, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.

Our current product candidates and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products, particularly vaccines for cancer, is high and, with the exception of Dendreon Corporation’s antigen presenting cell vaccine for the treatment of prostate cancer, no cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing.

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

The approaches offered by our current product candidates or any future product candidates that we may develop may not gain broad acceptance among doctors or patients and governmental agencies or third-party medical insurers may not be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates that we may develop. Since our current product candidates and any future product candidates that we may develop will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We have not yet manufactured our product on a commercial scale and may not be able to achieve manufacturing efficiencies relative to our competitors. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates that we may develop, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Certain of our cell-based vaccine product candidates may be formulated with cells harvested and processed from individual target patients, which could limit the total patient population for these vaccines and could require complex and costly manufacturing processes to produce these vaccines on a commercial basis. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our common stock. Finally, in order to have commercially viable markets for our products, we will need to obtain an adequate level of reimbursement by third party payors for our products.

The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

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

In addition to sipuleucel-T and ipilimumab, which have been approved for sale by the FDA, several major biopharmaceutical companies, including Genentech, Inc. (a member of the Roche Group), Amgen Inc., Merck & Co., Inc., Novartis AG, GlaxoSmithKline plc, Celgene Corporation and Bristol-Myers Squibb Company, smaller biotechnology companies, such as Oncothyreon Inc., Galena Biopharma, Inc., Agenus Inc., Bavarian Nordic A/S, Kite Pharma, Inc., Juno Therapeutics, Inc. and Immunovaccine Inc., are developing cancer immunotherapies. A number of immunotherapy companies, including Northwest Biotherapeutics, Inc., Prima Biomed Ltd and DCPrime B.V., also utilize DCs for their therapeutic cancer vaccines.

Several companies are developing immunotherapies to treat newly diagnosed GBM. For example, Celldex Therapeutics, Inc. is conducting a phase III clinical trial for its EGFRvIII-targeted cancer vaccine, rindopepimut. Northwest Biotherapeutics is also conducting a phase III study with DCVax, a DC-based tumor lysate vaccine. Agenus Inc. has recently completed a phase II clinical trial with its heat shock protein and tumor-derived peptide vaccine (HSPPC-96).

In addition to the previously mentioned companies developing cancer immunotherapies, there are also several pharmaceutical companies, including OncoMed Pharmaceuticals, Inc., Verastem, Inc., Stemline Therapeutics, Inc. and Infinity Pharmaceuticals, Inc., that are pursuing drugs that target CSCs. Stemline is currently developing a peptide treatment, SL-701, for brain cancer.

Colleges, universities, governmental agencies, and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may directly compete with our product candidates or any future product candidates that we may develop. Governments of a number of foreign countries are aggressively investing in cellular therapy research and promoting such research by public and private institutions within those countries. Domestic and foreign institutions and governmental agencies, along with pharmaceutical and specialized biotechnology companies, can be expected to compete with us in recruiting qualified scientific personnel.

Our competitive position will be significantly impacted by the following factors, among others:

•	our ability to obtain U.S. and foreign marketing approvals for our product candidates on a timely basis;
•	the level of acceptance of our products by physicians, compared to those of competing products or therapies;
•	our ability to have our products manufactured on a commercial scale;
•	the effectiveness of sales and marketing efforts on behalf of our products;
•	our ability to meet demand for our products;
•	our ability to secure insurance reimbursement for our products;
•	the price of our products relative to competing products or therapies;
•	our ability to enter into collaborations with third parties to market our products;

•	our ability to recruit and retain appropriate management and scientific personnel; and
•	our ability to develop a commercial-scale research and development, manufacturing and marketing infrastructure, either on our own or with one or more future strategic partners.

The market success of our current product candidates and any future product candidates that we may develop will be dependent in part upon third-party reimbursement policies that will not be established for our product candidates until we are closer to receiving approval to market.

Our ability to successfully commercialize and penetrate the market for our current product candidates and any future product candidates that we may develop is likely to depend significantly on the availability of reimbursement for our lead product candidate or any other or future product candidates that we may develop from third-party payors, such as governmental agencies, private insurers and private health plans. Even if we are successful in bringing a proposed product candidate to the market, these product candidates may not be considered cost-effective, and the amount reimbursed for our products may be insufficient to allow us to sell any of our products on a competitive basis. We cannot predict whether levels of reimbursement for our product candidates, if any, will be high enough to allow the price of our product candidates to include a reasonable profit margin. Even with FDA approval, third-party payors may deny reimbursement if the payor determines that our particular product candidates are unnecessary, inappropriate or not cost effective. If patients are not entitled to receive reimbursements similar to reimbursements for competing products which currently are reimbursable, they may be unwilling to use our product candidates since they will have to pay for the unreimbursed amounts. The reimbursement status of newly approved health care products is highly uncertain. If levels of reimbursement are decreased in the future, the demand for our lead product candidate and any future product candidates that we may develop could diminish or our ability to sell our products on a profitable basis could be adversely affected.

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

The development and sale of pharmaceutical products in general, and vaccines in particular, expose us to the risk of significant damages from product liability and other claims. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing our current lead product candidates or any future product candidates that we may develop, such claims could result in an FDA investigation of the safety and effectiveness of our products or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We plan to obtain and maintain product liability insurance for coverage of our clinical trial activities and obtained this coverage for the recently completed and current clinical trials of our dendritic cell-based vaccine product candidate. We may not be able to secure such insurance in the amounts we are seeking or at all for any of the future trials for our current product candidates or any future product candidates that we may develop. We intend to obtain coverage for our products when they enter the marketplace (as well as requiring the manufacturers of our products to maintain insurance), but we do not know if insurance will be available to us at acceptable costs or at all. The costs for many forms of liability insurance have risen substantially in recent years and the costs for insuring a vaccine type product may be higher than other pharmaceutical products, and such costs may continue to increase in the future, which could materially impact our costs for clinical or product liability insurance. If the cost is too high, we will have to self-insure, and we may have inadequate financial resources to pay the costs of any claims. A successful claim in excess of our product liability coverage could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.

We are dependent on our officers and directors for their scientific or managerial skills, including Dr. John Yu, our Chairman of the Board and Chief Scientific Officer and Andrew Gengos, our President and Chief Executive Officer. Except for our President and Chief Executive Officer , our Senior Vice President – Strategic Resources and our Senior Vice President - Research, we do not have any full-time executive management personnel. We do not currently maintain key man life insurance on any of our scientific or management team. Dr. Yu or Mr. Gengos can terminate their services to us at any time. The loss of the services of Dr. Yu or Mr. Gengos would materially and adversely affect our business.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These computer systems are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. Additionally, our systems are potentially vulnerable to data security breaches—whether by employees, consultants or others—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients and others. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Financial Position and Operations

We have a history of operating losses. We expect to continue to incur losses for the near future, and we may never become profitable.

With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. As of December 31, 2014, we had an accumulated deficit of $61.3 million. We do not have any products that generate revenue from commercial product sales. Our operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present product candidates or future product candidates that we may develop and maintain our operations. There can be no assurances that capital will be available to us when and if we require additional capital on terms that are acceptable to us or favorable to our existing stockholders, or at all.

As our product candidates advance in clinical development, we will require significant additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy candidates and the study size requirements and costs for product candidates such as ICT-107 may not be feasible due to our inability to raise sufficient capital. For example, we estimate that the external cost of completing our ICT-107 phase III clinical trial will be approximately $40 to $50 million. Our existing resources will not be sufficient for us to complete the phase III trial. As a result, we expect that we will need to raise significant additional capital to achieve the interim results and to complete the trial if the interim results are positive. It is possible that we will not achieve the progress that we expect with respect to ICT-107 because the actual costs and timing of conducting a large phase III clinical trial are difficult to predict and are subject to substantial risks and delays. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

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

Other than our Sales Agreement with Cantor Fitzgerald & Co., as agent, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

We may seek Small Business Innovation Research or other government grants to conduct a portion of our planned research and development work in addition to certain equity financing. Except for one grant awarded under a federal tax credit/grant program for pharmaceutical research and development companies in 2010 and one grant application submitted under the Orphan Drug Act that was denied, we have not yet submitted any requests for these grants. The competition for obtaining these grants is intense and we may be unable to secure any grant funding on a timely basis or at all.

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

Risks Relating to the Transfer of Certain Intellectual Property Rights to our Foreign Subsidiary

We may need to utilize all of our available net operating losses, and we may be subject to additional income taxes or an alternative minimum tax, in connection with our transfer of certain intellectual property rights to our foreign subsidiary.

During the fourth quarter of 2014, we licensed the non-U.S. rights to a significant portion of our intellectual property to our Bermuda-based subsidiary for approximately $11.0 million. The fair value of the intellectual property rights were determined by an independent third party. The proceeds from this sale represent a gain for U.S. tax purposes and will be offset by current year losses. However, the Internal Revenue Service, or the IRS, or the California Franchise Tax Board, or the CFTB, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require us to utilize a portion, or all, of our available net operating losses. If an IRS or a CFTB valuation exceeds our available net operating losses, we would incur additional income taxes. Our ability to use our net operating losses is subject to the limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards. Additionally, in the event our net operating losses were sufficient to offset the regular income taxes associated with an IRS or a CFTB revaluation of the intellectual property transferred to our Bermuda subsidiary, we would be subject to alternative minimum tax.

Risks Relating to Reliance on Third Parties

We outsource almost all of our operational and development activities, and if any party to which we have outsourced certain essential functions fails to perform its obligations under agreements with us, the development and commercialization of our lead product candidate and any future product candidates that we may develop could be delayed or terminated.

We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates or any future product candidates that we may develop. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure, including our network of leukapheresis providers. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business. For example, all of the key oversight responsibilities for the development and manufacture of ICT-107, our lead product candidate, are conducted by our management team but all activities are the responsibility of third party vendors.

If a clinical research organization, or CRO, that we utilize is unable to allocate sufficient qualified personnel to our studies in a timely manner or if the work performed by it does not fully satisfy the requirements of the FDA or other regulatory agencies, we may encounter substantial delays and increased costs in completing our development efforts. Any manufacturer that we select may encounter difficulties in the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for studies and commercial quantities of our current product candidates and any future product candidates that we may develop are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own. If we rely on only one source for the manufacture of the clinical or commercial supplies of any of our product candidates or products, any production problems or supply constraints with that manufacturer could adversely impact the development or commercialization of that product candidate or product.

If we or our contractors or service providers fail to comply with regulatory laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our product candidates and any other or future product candidates that we may develop and may harm our reputation.

If we or our manufacturers or other third party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee for a clinical trial established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of our current product candidates or any future product candidates that we may develop, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We do not have the required financial and human resources to carry out on our own all the pre-clinical and clinical development for our vaccine product candidates or any other or future product candidates that we may develop, and do not have the capability and resources to manufacture, market or sell our current product candidates or any future product candidates that we may develop. Our business model calls for the partial or full outsourcing of the clinical and other development and manufacturing, sales and marketing of our product candidates in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position.

Risks Relating to our Intellectual Property

Our patents and maintenance of trade secrets may not protect the proprietary rights of our products, impairing our competitive position, and our business, financial condition and results of operations could be adversely affected.

Our ability to compete successfully will depend significantly on our ability to obtain patent coverage for our products throughout their product lifetimes, defend patents that may have issued, protect trade secrets and operate without infringing the proprietary rights of others or others infringing on our proprietary rights. Although Cedars-Sinai as our licensor has filed applications relative to a number of aspects of our cancer vaccine technology, we are responsible going forward to prosecute these patent applications. The patent situation in the fields of cancer vaccine technology and stem cell technologies is highly uncertain and involves complex legal and scientific questions.

Even if we have or are subsequently able to obtain patent protection for our vaccine product candidates or any of our other or future product candidates that we may develop, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors with the same or similar technologies, or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. We may not hold or be able to obtain all of the proprietary rights to certain patents, process patents, and use patents that may be owned or controlled by third parties. As a result, we may be required to obtain additional licenses under third party patents to market certain of our potential products. If licenses are not available to us on acceptable terms, or at all, we may not be able to market these products or we may be required to delay marketing until the expiration of such patents. Protecting our intellectual property rights may also consume significant management time and resources.

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

The manufacture, offer for sale, use or sale of our current product candidates or any future product candidates that we may develop may infringe on the patent rights of others, and we may be forced to take additional licenses, or litigate if an intellectual property dispute arises.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;
•	encounter significant delays in marketing our current product candidates or any future product candidates that we may develop; or
•	be unable to conduct or participate in the manufacture, use, offer for sale or sale of product candidates or methods of treatment requiring licenses.

Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our current product candidates or any future product candidates that we may develop in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm us. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by us.

Risks Related to our Common Stock

Our stock price may be volatile, and your investment in our common stock could decline in value.

The market prices for our common stock and the securities of other development stage pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between January 1, 2014 and February 17, 2015, the stock price for our common stock has ranged from $0.53 to $1.58. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, pursuant to our Sales Agreement we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $25.0 million (of which only $17.0 million was initially registered for offer and sale). As of December 31, 2014, we had approximately $7.1 million available for offer and sale pursuant to our ATM facility. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.

If we fail to adhere to the strict listing requirements of the NYSE MKT, we may be subject to delisting. As a result, our stock price may decline and our common stock may be delisted. If our stock were no longer listed on the NYSE MKT, the liquidity of our securities likely would be impaired.

Our common stock currently trades on the NYSE MKT under the symbol IMUC. If we fail to adhere to the NYSE MKT’s strict listing criteria, our stock may be delisted. This could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on the NYSE MKT.

Our founder and Chairman of the Board may be able to prevent other stockholders from influencing significant corporate decisions.

As of February 27, 2015, Dr. John Yu beneficially owned approximately 6.6% of our outstanding common stock. Dr. Yu, our founder, Chairman of the Board and Chief Scientific Officer, is entitled to serve as a director and to designate two of our other directors. Dr. Yu, through his right to name himself plus two of our directors, may be able to direct the outcome of matters presented to our board of directors and our stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;
•	sale of substantially all of our assets; and
•	amendments to our certificate of incorporation.

We also may choose in the future to enter into agreements with one or more investors in which we would agree to change the size or composition of our board of directors.

The decisions of these stockholders or any investor–designated directors may conflict with our interests or those of our other stockholders.

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

As of February 27, 2015, we had 90,254,823 shares of common stock outstanding and another 19,420,978 shares of common stock issuable upon exercise of options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our corporate office in Calabasas, California under an operating lease through August 31, 2016 at a monthly rental rate of $8,305. We do not lease or own any other real property.

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

Market Information

Our common stock has been traded on the NYSE MKT since May 30, 2012 under the symbol IMUC. Our common stock previously traded on the OTC Bulletin Board over-the-counter market. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2013	$2.89	$1.91
June 30, 2013	$2.78	$1.92
September 30, 2013	$3.69	$1.91
December 31, 2013	$4.00	$0.65

March 31, 2014	$1.58	$0.88
June 30, 2014	$1.45	$1.05
September 30, 2014	$1.16	$0.87
December 31, 2014	$1.03	$0.53

Stockholders

As of February 27, 2015, there were approximately 103 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

None.

Item 6.	Selected Financial Data.

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included under Item 8 of this annual report on Form 10-K.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data
Revenue	$—	$—	$—	$—	$—
Income (loss) from continuing operations	$(9,377,533)	$(8,800,563)	(14,495,139)	(5,719,903)	(6,150,142)
Income (loss) from continuing operations per share	(0.16)	(0.16)	(0.35)	(0.21)	(0.32)
Net (loss) attributable to common stockholders	(9,377,533)	(8,800,563)	(14,495,139)	(5,719,903)	(8,242,642)
Net (loss) per share attributable to common stockholders	(0.16)	(0.16)	(0.35)	(0.21)	(0.43)
Cash dividends declared per common share	—	—	—	—	—
Balance Sheet Data (as of year end)
Total assets	25,178,561	28,940,677	27,019,201	7,150,757	5,365,150
Cash and cash equivalents	23,222,296	27,646,351	26,216,668	6,653,168	5,319,776
Long-term obligations and redeemable preferred stock	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

ImmunoCellular Therapeutics, Ltd. and its subsidiaries (the Company) is a biotech company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, completed Phase II testing in December 2013. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company is holding the initiation of its ICT-140 trial until we can find a partner to share expenses or until we have secured sufficient financial resources to commence the ICT-107 Phase III program. The Company has incurred operating losses and, as of December 31, 2014, the Company had an accumulated deficit of $61,346,926. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

On January 31, 2006, we completed a merger pursuant to which Spectral Molecular Imaging, Inc. became our wholly owned subsidiary. At the time of the merger, we had virtually no assets or liabilities, and we had not conducted any business operations for several years. In connection with the merger, we changed our name from Patco Industries, Ltd. to Optical Molecular Imaging, Inc. and replaced our officers and directors with those of Spectral Molecular Imaging. Although we acquired Spectral Molecular Imaging in the merger, for accounting purposes the merger was treated as a reverse merger since the stockholders of Spectral Molecular Imaging acquired a majority of our outstanding shares of common stock and the directors and executive officers of Spectral Molecular Imaging became our directors and executive officers. Accordingly, our consolidated financial statements contained in this Report and the description of our results of operations and financial condition reflect the operations of Spectral Molecular Imaging from its inception on February 25, 2004.

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated inancial statements:

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are therefore expensed as incurred rather than capitalized. During the years ended December 31, 2014, 2013 and 2012, we recorded an expense of $5,969,182, $5,339,716 and $7,711,233, respectively, related to research and development activities. We expect our research and development expenses in 2015 will increase compared to 2014 as we prepare for and commence the Phase III trial of ICT-107 and increase patient enrollment for ICT-121.

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

Income Taxes

The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2014, 2013, 2012 and 2011 remain open for possible review.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

Results of Operations

For the Years Ended December 31, 2014 and 2013

Net Loss

We incurred a net loss of $9,377,533 during the year ended December 31, 2014 compared to a net loss of $8,800,563 in the year ended December 31, 2013. The increase in the net loss in 2014 is primarily due to additional research and development expenses incurred related to our ICT-121 and ICT-140 programs.

Revenues

We did not have any revenue in the years ended December 31, 2014 or 2013 and we do not expect to have any revenue in 2015.

Expenses

Research and development expenses during the year ended December 31, 2014 were $5,969,182 compared to $5,339,716 for the year ended December 31, 2013. During 2014 we increased our spending related to ICT-121 and ICT-140.  The increased spending in these programs was partially offset by decreased spending in our ICT-107 program.   During the third quarter of 2012, we completed our patient enrollment in our Phase II trial of ICT-107 and our expenses related to this trial have been decreasing.  We expect to proceed to a Phase III trial of ICT-107 and our future expenses will increase.  We also expect to ramp up our patient enrollment in ICT-121 during 2015.  We are holding the initiation of our ICT-140 trial until we can find a partner to share expenses or until we have secured sufficient financial resources to commence the ICT-107 Phase III program.

Our general and administrative expenses for the years ended December 31, 2014 and 2013 were $3,235,099 and $3,396,391 respectively.  The decrease in expenses reflects lower costs in the areas of investor relations and the absence of a litigation matter that occurred during the quarter ended September 30, 2013.  These decreases were partially offset by increases in directors and officers insurance and occupancy costs.

Our stock based compensation decreased from $724,212 during the year ended December 31, 2013, to $654,260 during the year ended December 31, 2014.

During the year ended December 31, 2014, we incurred $764,599 in non-cash expenses, consisting of $654,260 of stock based compensation, $62,683 of financing expense associated with warrant repricing and $47,656 of depreciation expense.  These expenses were partially offset as the Company recognized a credit of $529,774 related to the revaluation of our warrant derivatives.  During the year ended December 31, 2013, we incurred $778,431 in non-cash expenses, consisting of $724,212 of stock based compensation, $3,817 loss on disposal of assets and $50,402 of depreciation. These expenses were partially offset as the Company recognized a credit of $642,411 related to the revaluation of our warrant derivatives. The value of our warrant derivative is highly influenced by the price of our Company’s common stock. As of December 31, 2014, the price of our common stock decreased to $0.73 per share compared to $0.93 at December 31, 2013 and $1.92 at December 31, 2012.

For the Years Ended December 31, 2013 and 2012

Net Loss

We incurred a net loss of $8,800,563 during the year ended December 31, 2013 compared to a net loss of $14,495,039 in the year ended December 31, 2012. The decrease in the net loss is primarily due to reductions in research and development expenses and a credit of $642,411 related to the revaluation of our warrant derivatives rather than a charge of $2,279,823 as recorded in the prior year.

Revenues

We did not have any revenue in the years ended December 31, 2013 or 2012.

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

Liquidity and Capital Resources

As of December 31, 2014, we had working capital of $23,152,970, compared to working capital of $27,538,404 as of December 31, 2013.

The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months from the date of filing of this Annual report on Form 10-K, although there is no assurance that such proceeds will be sufficient.

On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined public offering price of $0.60 per share and accompanying warrant to purchase 0.70 of a share of our common stock. The resulting aggregate net proceeds from the offering was approximately $14.6 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.4 million. The warrants have an exercise price of $0.66 per share and a term of 60 months from the date of issuance. The warrants provide for a weighted-average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions.  Accordingly, these warrants will be accounted for as derivative liabilities.  We have not finalized the accounting for these warrants.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. During the year ended December 31, 2014, we issued 5,084,119 shares and received net proceeds of $4,496,322.  As of December 31, 2014, we had $7,081,494 remaining under the registration statement.  See additional discussion in Note 6 to the audited consolidated financial statements which are included in this Form 10-K.

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

As of December 31, 2014, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to December 31, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$2,003,305	$1,110,103	$893,202	$—	$—
Operating lease obligation	$169,337	100,905	68,432	—	—
	$2,172,642	$1,211,008	$961,634	$—	$—

Cash Flows

For the Year Ended December 31, 2014 and 2013

We used $9,936,802 of cash in our operations during the year ended December 31, 2014, compared to $8,787,217 during the year ended December 31, 2013. During 2014, we increased our research and development expenses related to ICT-121 and ICT-140.  These increases were partially offset by decreases in our ICT-107 Phase II trial.  During 2014, we incurred a non-cash credit of $529,774 related to the revaluation of our warrant derivatives and we incurred a non-cash charge of $62,683 related to the increase in the number of warrants outstanding that was triggered by the issuance of common stock as part of our controlled equity offering.

During the year ended December 31, 2014, we used $28,575 in our investing activities primarily to acquire research and development equipment.  During the year ended December 31, 2013, we used $44,372 of cash from our investing activities for the acquisition of computer equipment and a telephone system.

We received $5,541,332 from financing activities in 2014, consisting of $1,045,000 from the exercise of stock options and $4,496,322 net proceeds from our controlled equity offering.  We received $10,261,272 in net proceeds from financing activities during the year ended December 31, 2013, consisting of $324,517 from the exercise of stock options, $5,030,677 from the exercise of warrants and $4,906,078 of net proceeds from our controlled equity offering.

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

Our investment policy restricts our investments to high-quality investments and limits the amounts invested with any one issuer, industry, or geographic area. The goals of our investment policy are as follows: preservation of capital; assurance of liquidity needs and best available return on invested capital. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our cash and cash equivalents in short-term marketable securities, including money market mutual funds and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of our investment portfolio, we believe we have minimal interest rate risk arising from our investments. As of December 31, 2014 and 2013, a 10% change in interest rates would have had an immaterial effect on the value of our short-term marketable securities. We do not use derivative financial instruments in our investment portfolio. We do not hold any instruments for trading purposes.

To date, we have operated exclusively in the U.S. and have not had any material exposure to foreign currency rate fluctuations.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto and the related reports of Marcum LLP are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Our registered independent public accounting firm, Marcum LLP, as auditors of the Company, have audited our internal controls over financial reporting as of December 31, 2014, and their report appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

We will file with the SEC a definitive Proxy Statement (the 2015 Proxy Statement) , not later than 120 days after the fiscal year ended December 31, 2014.  The information required by this item is incorporated herein by reference to the information contained in the 2015 Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information contained in the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information contained in the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information contained in the 2015 Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1, which information is incorporated herein by reference. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (28)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (23)

3.6	Amendment to the Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (31)

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (38)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (21)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (21)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (21)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (24)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (29)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (28)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

Exhibit Number	Description
10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.13	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.14	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. ** (17)

10.15	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.16	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.17	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (25)

10.18	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.19	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (21)

10.20	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (21)

10.21	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (21)

10.22	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.23	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.24	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. (24)

10.25	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (24)

10.26	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † (26)

10.27	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (26)

10.28	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (26)

Exhibit Number	Description
10.29	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (26)

10.30	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (26)

10.31	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (26)

10.32	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (26)

10.33	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (27)

10.34	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(30)

10.35	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†(30)

10.36	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (32)

10.37	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.(33)

10.38	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.**(34)

10.39	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.(34)

10.40	Controlled Equity OfferingSM Sales Agreement dated April 18, 2013 between ImmunoCellular Therapeutics, Ltd. and Cantor Fitzgerald & Co. (35)

10.41	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers. (36)

10.42	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd. (37)

10.43	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd. (37)

10.44	Employment Agreement dated August 19, 2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd. **(39)

10.45	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd. † (39)

10.46	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (39)

10.47	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (39)

10.48	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (39)

10.49	Master Services Agreement dated February 19, 2014 between Aptiv Solutions, Inc. and ImmunoCellular Therapeutics, Ltd. (40)

23.1	Consent of Marcum LLP. ***

24.1	Power of Attorney (included in the signature page hereto)***

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit Number	Description
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101

The following financial information from the Annual Report on Form 10-K of ImmunoCellular, Ltd. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2014, and 2013; (2) Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (3) Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012; (4) Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (5) Notes to Consolidated Financial Statements.

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
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(22)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(23)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.
(24)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(25)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(26)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(27)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(28)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(29)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(30)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(31)	Previously filed by us on May 25, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(32)	Previously filed by us on August 14, 2012 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(33)	Previously filed by us on October 19, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(34)	Previously filed by us on March 11, 2013 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(35)	Previously filed by us on April 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(36)	Previously filed by us on May 10, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(37)	Previously filed by us on August 8, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(38)	Previously filed by us on September 24, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(39)	Previously filed by us on November 7, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(40)	Previously filed by us on March 14, 2014 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Date: March 9, 2015	By:	/s/ Andrew Gengos
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

Signature	Title	Date

/s/ Andrew Gengos	President, Chief Executive Officer and Director	March 9, 2015
Andrew Gengos

/s/ David Fractor	Principal Financial and Accounting Officer	March 9, 2015
David Fractor

/s/ Richard Chin	Director	March 9, 2015
Richard Chin, M.D.

/s/ Rahul Singhvi	Director	March 9, 2015
Rahul Singhvi, Sc.D.

/s/ Gary S. Titus	Director	March 9, 2015
Gary S. Titus

/s/ John S. Yu	Director	March 9, 2015
John S. Yu, M.D.

ImmunoCellular Therapeutics, Ltd.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying consolidated balance sheets of ImmunoCellular Therapeutics, Ltd. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years ended December 31, 2014, 2013 and 2012.  Our audits also included the consolidated financial statement schedule as of and for the years listed in the index at Item 15.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoCellular Therapeutics, Ltd. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ImmunoCellular Therapeutics, Ltd.’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Los Angeles, CA

March 9, 2015

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Audit Committee of the

Board of Directors and Shareholders of

ImmunoCellular Therapeutics, Ltd.

We have audited ImmunoCellular Therapeutics, Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, ImmunoCellular Therapeutics, Ltd. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows and the related consolidated financial statement schedule for each of the years ended December 31, 2014, 2013 and 2012 and our report dated March 9, 2015 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Marcum LLP

Los Angeles, CA

March 9, 2015

ImmunoCellular Therapeutics, Ltd.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$23,222,296	$27,646,351
Other assets	1,219,873	763,299
Total current assets	24,442,169	28,409,650
Property and equipment, net	47,365	66,442
Deferred financing costs	105,563	-
Other assets	583,464	464,585
Total assets	$25,178,561	$28,940,677
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$322,002	$861,026
Accrued compensation and benefits	334,527	357,265
Accrued liabilities	632,670	183,982
Total current liabilities	1,289,199	1,402,273
Warrant Liability	597,719	1,064,810
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares authorized; 63,604,823 and 57,542,231 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	6,360	5,754
Additional paid-in capital	84,632,209	78,437,233
Accumulated deficit	(61,346,926)	(51,969,393)
Total shareholders’ equity	23,291,643	26,473,594
Total liabilities and shareholders’ equity	$25,178,561	$28,940,677

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Consolidated Statements of Operations

For the Years Ended December 31,

	2014	2013	2012
Revenues	$-	$-	$-
Expenses:
Research and development	5,969,182	5,339,716	7,711,233
Stock based compensation	654,260	724,212	496,007
General and administrative	3,235,099	3,396,391	3,619,291
Total expenses	9,858,541	9,460,319	11,826,531
Loss before other income (expense)
and income taxes	(9,858,541)	(9,460,319)	(11,826,531)
Interest income	13,917	17,345	8,609
Financing expense	(62,683)	—	(397,294)
Change in fair value of
warrant liability	529,774	642,411	(2,279,923)
Loss before income taxes	(9,377,533)	(8,800,563)	(14,495,139)
Income taxes	—	—	—
Net loss	$(9,377,533)	$(8,800,563)	$(14,495,139)
Loss per share	$(0.16)	$(0.16)	$(0.35)
Weighted average number of shares basic and diluted:	59,915,086	54,281,189	41,797,048

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2011	28,613,984	$2,861	$31,902,890	$(28,673,691)	$3,232,060
Common stock and warrants issued for cash during January 2012 at $1.10 per share, net of offering costs	9,489,436	949	9,270,421	—	9,271,370
Common stock and warrants issued for cash during October 2012 at $2.10 per share, net of offering costs	10,000,000	1,000	19,358,553	—	19,359,553
Exercise of warrants	2,295,334	230	3,201,690	—	3,201,920
Reclassification of warratn liability upon exercise	-	-	1,981,743	—	1,981,743
Cashless exercise of warrants	288,973	29	(29)	—	—
Cashless exercise of stock options	792,018	79	(79)	—	—
Restricted stock vested	1,251	-	—	—	—
Stock based compensation	-	-	496,007	—	496,007
Exercise of stock options	20,000	2	20,498	—	20,500
Net loss	-	-	-	(14,495,139)	(14,495,139)

Balance at December 31, 2012	51,500,996	5,150	66,231,694	(43,168,830)	23,068,014
Exercise of warrants	3,441,551	344	6,175,992		6,176,336
Cashless exercise of warrants	31,155	3	(3)		—
Exercise of stock options	528,702	53	324,464		324,517
Cashless exercise of stock options	149,385	15	(15)		—
Stock based compensation	-	3	724,212		724,215
Common stock issued for licensing rights at $2.41 per share	28,300	17	74,997		75,014
Common stock issued through controlled equity offering at $2.82 per share	1,862,142	169	4,905,892		4,906,061
Net loss	-	-	-	(8,800,563)	(8,800,563)

Balance at December 31, 2013	57,542,231	5,754	78,437,233	(51,969,393)	26,473,594
Cashless exercise of stock options	28,473	3	(3)	—	—
Exercise of stock options	950,000	95	1,044,905	—	1,045,000
Common stock issued through controlled equity offering at an average price of $0.92 per share	5,084,119	508	4,495,814	—	4,496,322
Stock based compensation	—	—	654,260	—	654,260
Net loss	—	—	—	(9,377,533)	(9,377,533)
Balance at December 31, 2014	63,604,823	$6,360	$84,632,209	$(61,346,926)	$23,291,643

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(9,377,533)	$(8,800,563)	$(14,495,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,656	50,402	45,823
(Gain) loss on disposal of assets	(4)	3,817	-
Change in fair value of warrant liability	(529,774)	(642,411)	2,279,923
Financing expense	62,683	—	397,294
Stock-based compensation	654,260	724,212	496,007
Changes in assets and liabilities:
Other assets	(575,453)	(426,640)	(623,538)
Accounts payable	(644,587)	128,175	(401,090)
Accrued liabilities	425,950	175,791	(79,293)
Net cash used in operating activities	(9,936,802)	(8,787,217)	(12,380,013)
Cash flows from investing activities:
Purchase of property and equipment	(28,975)	(44,372)	(9,828)
Proceeds from sale of property and equipment	400	—
Net cash used in investing activities	(28,575)	(44,372)	(9,828)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,045,000	324,517	20,500
Proceeds from exercise of warrants	—	5,030,677	3,201,918
Proceeds from issuance of common stock and warrants net of offering costs	4,496,322	4,906,078	28,730,923
Net cash provided by financing activities	5,541,322	10,261,272	31,953,341
Increase (decrease) in cash and cash equivalents	(4,424,055)	1,429,683	19,563,500
Cash and cash equivalents, beginning of period	27,646,351	26,216,668	6,653,168
Cash and cash equivalents, end of period	$23,222,296	$27,646,351	$26,216,668
Supplemental cash flows disclosures:
Interest expense paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Supplemental non-cash financing disclosures:
Warrant liability converted to additional paid-in capital	$-	$1,145,659	$1,981,745
Common stock issued for license rights	$-	$75,000	$-
Deposits used to acquire property and equipment	$-	$-	$35,882
Deferred offering costs	$105,563	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Notes to Consolidated Financial Statements

1.	Nature of Organization (Planned Principal Operations Have Not Commenced)

ImmunoCellular Therapeutics, Ltd. (the Company) is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. These consolidated financial statements include the Company’s wholly owned subsidiaries, ImmunoCellular Bermuda, Ltd. in Bermuda and ImmunoCellular Therapeutics (Ireland) Limited and ImmunoCellular Therapeutics (Europe) Limited in Ireland, that were formed during 2014.

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, is in Phase II clinical development. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has secured a partner or sufficient financial resources to commence the ICT-107 phase III program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of December 31, 2014, the Company had an accumulated deficit of $61,346,926. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity —As of December 31, 2014, the Company had working capital of $23,152,970, compared to working capital of $27,007,377 as of December 31, 2013. The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months from the date of filing of this Annual Report on Form 10-K, although there is no assurance that such proceeds will be sufficient for this purpose.

Cash and cash equivalents—The Company considers all highly liquid instruments with an original maturity of 90 days or less when purchased to be cash equivalents. As of December 31, 2014 and December 31, 2013, the Company had $10,427,810      and $25,913,893, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Stock Based Compensation—The Company records the cost for all share-based payment transactions in the Company’s consolidated financial statements.

Fair value was estimated at the date of grant using the following assumptions:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Risk-free interest rate	2.18%	1.64%	0,49%
Expected dividend yield	None	None	None
Expected life	5.47 years	5.21 years	4.40 years
Expected volatility	95.3%	90.58%	66.1%
Expected forfeitures	0%	0%	0%

The weighted-average grant-date fair value of options granted during the year ended December 31, 2014, 2013 and 2012 was $0.96     , $1.89 and $1.29, respectively.

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the year ended December 31, 2014, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be nil.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2014, the Company had 56,491,509      shares of authorized but unissued common stock. As of December 31, 2014, the Company had 5,835,731 shares of common stock reserved for its stock option plan.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Income Taxes—The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2014 and 2013, the Company fully reserved its deferred tax assets. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2014, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.

          During the fourth quarter of 2014, the Company licensed the non-U.S. rights to a significant portion of its intellectual property to its Bermuda-based subsidiary for approximately $11.0 million. The fair value of the intellectual property rights was determined by an independent third party. The proceeds from this sale represent a gain for U.S. tax purposes and are offset by current year losses and net operating loss carryforwards. However, the Internal Revenue Service, or the IRS, or the California Franchise Tax Board, or the CFTB, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require the Company to utilize a portion, or all, of its available net operating losses. If an IRS or a CFTB valuation exceeds the available net operating losses, the Company would incur additional income taxes. The Company’s ability to use its net operating losses is subject to the limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these consolidated financial statements.

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

Income Taxes - The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2014, 2013 and 2012, remain open for possible review.

Warrant liability - The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.  The use of the Binomial Lattice option valuation model requires estimates including the volatility of the company’s stock, risk-free rates over the expected term of warrants and early exercise of the options.

Basic and Diluted Net Loss per Common Share—Basic and diluted net loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per share for the years ended December 31, 2014, 2013 and 2012, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted net loss per share, totaled 19,420,978     , 26,108,984 and 24,139,760 shares at December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Standards— In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, which removes the definition of a development stage entity from FASB ASC 915 and eliminates the disclosure requirements for development stage entities to 1) present inception-to-date information on the statements of operations, cash flows and shareholders’ equity; 2) label the financial statements as those of a development stage entity, 3) disclose a description of the development stage activities in which the entity is engaged and 4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been a development stage.  This ASU added a requirement for the entity to disclose its major risks and uncertainties.  The ASU is effective for annual reporting periods beginning after December 15, 2014; however, early adoption is permitted.  The Company decided to adopt this ASU effective in the second quarter of 2014.  The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

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

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2014	2013
Computers	$59,076	$67,566
Research equipment	143,185	117,809
	202,261	185,375
Accumulated depreciation	(154,896)	(118,933)
	$47,365	$66,442

Depreciation expense was $47,656, $50,402 and $45,823 for the years ended December 31, 2014, 2013 and 2012, respectively.

4.	Related-Party Transactions

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

Effective September 20, 2010, the Company entered into a sponsored research agreement with Cedars-Sinai under which Cedars-Sinai provided services to the Company in developing the ICT-121 vaccine at a total cost of $446,142.  Effective September 20, 2011, the Company entered into Amendment No. 1 extending the agreement to September 19, 2012 at an incremental cost of $294,504.  Effective September 20, 2012, the Company entered into Amendment No. 2 extending the agreement to September 19, 2013 at an incremental cost of $329,832.  This agreement concluded on September 19, 2013 but was extended through March 19, 2014 at an incremental cost of $126,237.

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

On September 17, 2013, the Company entered into a Master Services Agreement with Aptiv Solutions to provide certain services related to the Company’s ICT-140 Phase II trial.  The related Project Agreement Number 1 entered into on September 17, 2013  provided for estimated payments of approximately $2.7 million until completion of the services described therein.  Currently, the Company has suspended development of ICT-140 as of December 31, 2014 and, therefore, there is no ongoing commitment related to this program.

As of December 31, 2014, the Company’s remaining obligation under the existing commitments is approximately $2.0 million.

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

California Institute of Technology

On September 9, 2014, the Company entered into an Exclusive License Agreement with the California Institute of Technology (Caltech) under which the Company acquired exclusive rights to novel technology for the development of certain stem cell treatments that are potentially capable of producing antigen specific T-cell killing of cancer cells.

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

Summary of Employment Agreements

The Company has employment agreements with its management that provide for base salary, bonus, stock option grants and severance. The aggregate base salary payable to this group is approximately $1.0 million and the potential bonus is approximately $300,000.  During the years ended December 31, 2014, 2013 and 2012, the Company issued an aggregate of 317,500, 489,000 and 785,000 stock options to its management at a weighted average exercise price of $1.34, $2.66 and $2.25, respectively.  All of the aforementioned stock options vest over a period of 4 years.  Additionally, certain members of management are also entitled to severance payments in the event of a change in control or termination without cause.  The aggregate potential severance payments to management is approximately $728,000.  These members of management would also be entitled to COBRA for various periods of time.

Operating Lease

The Company entered into a lease for new office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental increases by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated. Rent expense was approximately $99,000, $80,000 and $50,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2015	$100,905
2016	68,432
Total	$169,337

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to December 31, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations for research and development	$2,003,305	$1,110,103	$893,202	$—	$—
Operating lease obligation	$169,337	100,905	68,432	—	—
	$2,172,642	$1,211,008	$961,634	$—	$—

6.	Shareholders’ Equity

Common Stock

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

See Subsequent Events (Note 10) for a description of the Company’s February 2015 underwritten public offering.

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through December 31, 2014, we sold 6,946,261 shares of our common stock under the Sales Agreement that resulted in net proceeds to the Company of approximately $9,402,383. As of December 31, 2014, aggregate gross sales for additional common stock of approximately $7,081,494 remained available under the Sales Agreement.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 3,231,340 common shares have been granted under the Plan and are outstanding as of December 31, 2014.  As of December 31, 2014, there were 5,835,731 options available for issuance under the Plan.

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

The following table summarizes stock option activity for the Company during the three years ended December 31, 2014:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2011	10,774,078	$1.07
Granted	1,292,500	$2.50
Exercised	(1,285,384)	$0.95
Forfeited or expired	(200,000)	$2.25
Outstanding December 31, 2012	10,581,194	$1.16
Granted	862,287	$2.67
Exercised	(829,702)	$0.92
Forfeited or expired	(147,084)	$1.81
Outstanding December 31, 2013	10,466,695	$1.37
Granted	547,117	$1.28
Exercised	(624,047)	$2.36
Forfeited or expired	(1,075,000)	$1.08
Outstanding December 31, 2014	9,314,765	$1.33	2.94	$23,000
Vested or expected to vest at December 31, 2014	7,923,353	$1.19	2.38	$23,000

As of December 31, 2014, the total unrecognized compensation cost related to unvested stock options amounted to $1,622,889, which will be amortized over the weighted-average remaining requisite service period of approximately 16 months.

Warrants

In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants have a term of 36 months from the date of issuance. As of December 31, 2014 these warrants have been fully exercised, except for warrants to purchase 4,000 shares of the Company’s common stock that expired. (see “Warrant Liability” below)

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants have a term of five-years from the date of issuance. As of December 31, 2014, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. During 2014, the exercise price was further adjusted to $1.79 and the number of warrants was proportionately increased to 2,949,867 net of exercises to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.   As of December 31, 2014, warrants to purchase 2,949,867 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2014, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2014, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On December 31, 2014, the price per share of Company’s common stock was $0.73 per share compared to $0.93 per share at December 31, 2013 and $1.92 per share at December 31, 2012.

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

In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to their potential cash settlement, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2013, assumed (i) dividend yield of 0%; (ii) expected volatility of 123%; (iii) risk free rate of 0.21% and (iv) expected term of 1.34 years. For the year ended December 31, 2013, the Company recorded a credit to other expense of $320,167. As of December 31, 2014, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 106%; (iii) risk free rate of 0.04% and (iv) expected term of 0.34 years.  For the year ended December 31, 2014, the Company recorded a credit to other expense of $260,781.  As of December 31, 2014, the carrying value of the warrant liability is $7,746.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,696 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. As a result of the Company’s Controlled Equity OfferingSM during 2014, the exercise price of the warrants was adjusted to $1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. The Company recorded a charge to financing expense of $62,683 to reflect the issuance of the additional warrants. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. The lattice simulation model used by the Company at December 31, 2013assumed (i) dividend yield of 0%; (ii) expected volatility of 111%; (iii) risk free rate of 0.44% and (iv) expected term of 2.14 years. For the year ended December 31, 2013, the Company recorded a credit to other expense of $905,377. As of December 31, 2014, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 148%; (iii) risk free rate of 0.31% and (iv) expected term of 1.14 years.  For the year ended December 31, 2014, the Company recorded a credit to other expense of $268,993.  As of December 31, 2014, the carrying value of the warrant liability is $589,973. The exercise price of these warrants will be adjusted in conjunction with the Company’s February 2015 underwritten public offering.  See Subsequent Events (Note 10).

The below table summarizes the warrant liability activity for the years ended December 31, 2014, 2013 and 2012. The loss included in earnings is reflective of several factors including the increase in the Company’s stock during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Beginning Balance, January 1	$1,064,810	$2,852,880	$2,157,408
Issuance of warrants and effect of repricing	62,683	—	397,294
Exercise of warrants	—	(1,145,659)	(1,981,745
(Gain) or loss included in earnings	(529,774)	(642,411)	2,279,923)
Transfers in and/or out of Level 3	—	—	—
Ending Balance, December 31	$597,719	$1,064,810	$2,852,880

7.	401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the years ended December 31, 2014 and 2013.

8.	Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of December 31, 2014, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	2014	2013	2012
Income tax benefit at the federal statutory rate	34%	-34%	-34%
State income tax benefit, net of federal tax benefit	6%	-6%	-6%
Change in fair value of warrant liability	-13%	-3%	-6%
Change in valuation allowance for deferred tax assets	-27%	43%	46%
Total	0%	0%	0%

Deferred taxes consisted of the following:

	December 31, 2014	December 31, 2013
Net operating loss carryforwards	$16,302,000	$15,759,274
Stock-based compensation	2,191,000	2,020,987
Less valuation allowance	(18,493,000)	(17,780,261)
Net deferred tax asset	$—	$—

As of December 31, 2014, the Company had federal and California income tax net operating loss carryforwards of approximately $40.8 million. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. While the Company underwent an ownership change in 2012 as defined by Section 382 of the Internal Revenue Code, management estimated that the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code during 2013. The Company has not determined whether an ownership change has occurred as a result of the Company’s issuance of common stock in February 2015 (see Subsequent Events Note 10) and consequently, has not determined if it will incur any limitations on its ability to utilize its net operation losses under Section 382.

During the fourth quarter of 2014, the Company licensed the non-U.S. rights to a significant portion of its intellectual property to its Bermuda-based subsidiary for approximately $11.0 million. The fair value of the intellectual property rights was determined by an independent third party. The proceeds from this sale represent a gain for U.S. tax purposes and are offset by current year losses and net operating loss carryforwards. However, the Internal Revenue Service, or the IRS, or the California Franchise Tax Board, or the CFTB, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require the Company to utilize a portion, or all, of its available net operating losses. If an IRS or a CFTB valuation exceeds the available net operating losses, the Company would incur additional income taxes. The Company’s ability to use its net operating losses is subject to the limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards.

9.	Supplementary Financial Information

Summary of Quarterly Results (Unaudited)

	Quarter Ended
	March	June	September	December	Fiscal Year
Fiscal 2014
Revenues	$—	$—	$—	$—	$—
Net income (loss)	(3,161,977)	(2,199,140)	(1,889,243)	(2,127,173)	(9,377,533)
Net income (loss) per common share
Basic	$(0.05)	$(0.04)	$(0.03)	$(0.03)	$(0.16)
Diluted	$(0.05)	$(0.04)	$(0.03)	$(0.03)	$(0.16)
Fiscal 2013
Revenues	$—	$—	$—	$—	$—
Net income (loss)	(4,973,791)	(150,329)	(3,793,441)	116,998	(8,800,563)
Net income (loss) per common share
Basic	$(0.10)	$0.00	$(0.07)	$0.00	$(0.16)
Diluted	$(0.10)	$0.00	$(0.07)	$0.00	$(0.16)

10.	Subsequent Events

Underwritten Public Offering

On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to which we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined offering price of $0.60 per share and accompanying warrant to purchase 0.70 of a share of our common stock. The resulting aggregate net proceeds from the offering was approximately $14.6 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.4 million. The warrants have an exercise price of $0.66 per share and a term of 60 months from the date of issuance. The warrants also provide for a weighted-average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions. Accordingly, these warrants will be accounted for as derivative liabilities.  The Company has not finalized the accounting for these warrants.  The warrants that were issued in February 2011 included provisions whereby the exercise price and the number of warrants would be adjusted if there was a subsequent financing that included a per share price that was less than $1.79.  The Company has not finalized the adjustment to the exercise price of these warrants as the adjustment is dependent on the valuation of the warrants that were issued as part of the February 2015 financing.

Stock Option Grants

The Company’s Board of Directors approved the granting of 418,000 stock options to certain officers and employees on March 6, 2015. These options have an exercise price equal to the closing stock price on March 6, 2015 of $0.59, with 50,000 stock options vesting immediately and the remainder vesting over a period of four years.

IMMUNOCELLULAR THERAPEUTICS, LTD.

Schedule II - Valuation and Qualifying Accounts

	Additions
	Beginning Balance	Charged to Costs & Expenses	Other Amounts	Deductions	Ending Balance
2014
Deferred Tax Asset Valuation Account	$17,780,261	$712,739			$18,493,000
2013
Deferred Tax Asset Valuation Account	$14,618,703	$3,161,558			$17,780,261
2012
Deferred Tax Asset Valuation Account	$11,004,790	$3,613,913			$14,618,703

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006. (1)

3.1	Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (3)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (28)

3.5	Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (23)

3.6	Amendment to the Amended and Restated Bylaws of ImmunoCellular Therapeutics, Ltd. (31)

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ImmunoCellular Therapeutics, Ltd. (38)

4.1	Form of Common Stock Certificate for ImmunoCellular Therapeutics, Ltd. (5)

4.2	Warrant dated December 3, 2009 issued by ImmunoCellular Therapeutics, Ltd. to Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC (20)

4.3	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010. (21)

4.4	Form of Warrant issued to participants in the March 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (21)

4.5	Form of Warrant issued to participants in the May 2010 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (22)

4.6	Warrant dated May 2, 2010 for 1,350,000 shares issued by ImmunoCellular Therapeutics, Ltd. to Socius CG II, Ltd. (21)

4.7	Form of Warrant issued to participants in the February 2011 private placement to purchase shares of common stock of ImmunoCellular Therapeutics, Ltd. (24)

4.8	Form of Warrant issued to participants in the January 13, 2012 underwritten public offering. (29)

10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (28)

10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (12)

10.4	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (8)

10.5	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.† (9)

10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (8)

10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.9	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

Ex-1

Exhibit Number	Description

10.10	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.** (8)

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. (8)

10.12	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (11)

10.13	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd. (15)

10.14	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd. ** (17)

10.15	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (19)

10.16	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC. (20)

10.17	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (25)

10.18	Securities Purchase Agreement dated March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.19	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd. 21)

10.20	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd. (21)

10.21	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 1, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd. (21)

10.22	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.23	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd. (22)

10.24	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein. (24)

10.25	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein. (24)

10.26	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd. † (26)

10.27	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd. † (26)

10.28	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd. (26)

10.29	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd. (26)

10.30	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd. (26)

10.31	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd. (26)

10.32	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd. (26)

Ex-2

Exhibit Number	Description
10.33	Agreement dated as of March 1, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd. ** (27)

10.34	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.†(30)

10.35	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.†*(30)

10.36	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd. (32)

10.37	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.(33)

10.38	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.** (34)

10.39	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.(34)

10.40	Controlled Equity OfferingSM Sales Agreement dated April 18, 2013 between ImmunoCellular Therapeutics, Ltd. and Cantor Fitzgerald & Co. (35)

10.41	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers. (36)

10.42	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd. (37)

10.43	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd. (37)

10.44	Employment Agreement dated August 19, 2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd. **(39)

10.45	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd. † (39)

10.46	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (39)

10.47	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (39)

10.48	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd. (39)

10.49	Master Services Agreement dated February 19, 2014 between Aptiv Solutions, Inc. and ImmunoCellular Therapeutics, Ltd. (40)

23.1	Consent of Marcum LLP. ***

24.1	Power of Attorney (included in the signature page hereto)***

31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101

The following financial information from the Annual Report on Form 10-K of ImmunoCellular, Ltd. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2014, and 2013; (2) Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (3) Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012; (4) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (5) Notes to Consolidated Financial Statements.

†

Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.

Ex-3

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
(8)	Previously filed by us on November 22, 2006 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Previously filed by us on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(10)	Previously filed by us on September 14, 2007 as an exhibit to our Registration Statement on Form SB-2/A, File No. 333-144521 and incorporated herein by reference.
(11)	Previously filed by us on March 25, 2008 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(12)	Previously filed by us on November 9, 2007 as an exhibit to our Registration Statement on Form S-8, File No. 333-147278, and incorporated herein by reference.
(13)	Previously filed by us on November 6, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(14)	Previously filed by us on April 2, 2007 as an exhibit to our Annual Report on Form 10-KSB and incorporated herein by reference.
(15)	Previously filed by us on April 16, 2008 as an exhibit to our Registration Statement on Form S-1, File No. 333-150277, and incorporated herein by reference.
(16)	Previously filed by us on November 13, 2008 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(17)	Previously filed by us on March 30, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(18)	Previously filed by us on August 14, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(19)	Previously filed by us on November 13, 2009 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(20)	Previously filed by us on December 7, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(21)	Previously filed by us on May 12, 2010 as an exhibit to our Registration Statement on Form S-1 to SB-2, File No. 333-144521 and incorporated herein by reference.
(22)	Previously filed by us on May 18, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(23)	Previously filed by us on January 11, 2011 as an exhibit to our Registration Statement on Form S-8, File No. 333-171652 and incorporated herein by reference.
(24)	Previously filed by us on February 25, 2011 as an exhibit to our current report on Form 8-K and incorporated herein by reference.
(25)	Previously filed by us on March 31, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(26)	Previously filed by us on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(27)	Previously filed by us on August 18, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(28)	Previously filed by us on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(29)	Previously filed by us on January 10, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

Ex-4

(30)	Previously filed by us on March 21, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(31)	Previously filed by us on May 25, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(32)	Previously filed by us on August 14, 2012 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(33)	Previously filed by us on October 19, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(34)	Previously filed by us on March 11, 2013 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(35)	Previously filed by us on April 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(36)	Previously filed by us on May 9, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(37)	Previously filed by us on August 8, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(38)	Previously filed by us on September 24, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(39)	Previously filed by us on November 7, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(40)	Previously filed by us on March 14, 2014 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(41)

Ex-5