Form 10-Q
period 2015-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2015-05-11
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The Issuer had 90,254,823 shares of its common stock outstanding as of April 30, 2015.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,771,179	$23,222,296
Other assets	1,610,391	1,219,873
Total current assets	36,381,570	24,442,169
Property and equipment, net	42,430	47,365
Deferred financing costs	-	105,563
Other assets	553,805	583,464
Total assets	$36,977,805	$25,178,561
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$492,615	$322,002
Accrued compensation and benefits	147,576	334,527
Accrued liabilities	846,222	632,670
Total current liabilities	1,486,413	1,289,199
Warrant liability	3,122,077	597,719
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares authorized; 90,254,823 and 63,604,823 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	9,025	6,360
Additional paid-in capital	95,132,062	84,632,209
Accumulated deficit	(62,771,772)	(61,346,926)
Total shareholders’ equity	32,369,315	23,291,643
Total liabilities and shareholders’ equity	$36,977,805	$25,178,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Operations

(unaudited)

	March 31, 2015	March 31, 2014
Revenues	$-	$-
Expenses:
Research and development	1,998,619	1,699,760
Stock based compensation	205,829	184,102
General and administrative	896,672	865,402
Total expenses	3,101,120	2,749,264
Loss before other income (expense) and income taxes	(3,101,120)	(2,749,264)
Interest income	3,257	3,354
Financing expense	(88,939)	—
Change in fair value of warrant liability	1,761,956	(416,067)
Loss before income taxes	(1,424,846)	(3,161,977)
Income taxes	—	—
Net loss	$(1,424,846)	$(3,161,977)
Net loss per share, basic and diluted:	$(0.02)	$(0.05)
Weighted average number of shares basic and diluted:	77,818,157	57,552,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2014	—	$-	63,604,823	$6,360	$84,632,209	$(61,346,926)	$23,291,643
Common stock and warrants issued for cash during February 2015 at $0.60 per share, net of offering costs			26,650,000	2,665	10,294,024	-	10,296,689
Stock based compensation					205,829		205,829
Net loss						(1,424,846)	(1,424,846)
Balance at March 31, 2015	—	$—	90,254,823	$9,025	$95,132,062	$(62,771,772)	$32,369,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(1,424,846)	$(3,161,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,693	12,634
(Gain) loss on disposal of assets	-	(4)
Change in fair value of warrant liability	(1,761,956)	416,067
Financing expense	88,939	—
Stock-based compensation	205,829	184,102
Changes in assets and liabilities:
Other assets	(360,859)	30,927
Accounts payable	170,613	(290,665)
Accrued compensation and benefits	(186,951)	(203,464)
Accrued liabilities	213,552	398,622
Net cash used in operating activities	(3,048,986)	(2,613,758)
Cash flows from investing activities:
Purchase of property and equipment	(1,758)	(3,600)
Proceeds from the sale of property and equipment	-	400
Net cash used in investing activities	(1,758)	(3,200)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants from underwritten public offering, net of offering costs	14,599,627	—
Net cash provided by financing activities	14,599,627	-
Increase (decrease) in cash and cash equivalents	11,548,883	(2,616,958)
Cash and cash equivalents, beginning of period	23,222,296	27,646,351
Cash and cash equivalents, end of period	$34,771,179	$25,029,393
Supplemental cash flows disclosures:
Interest expense paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Organization (Planned Principal Operations Have Not Commenced)

ImmunoCellular Therapeutics, Ltd. (the Company) is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. These condensed consolidated financial statements include the Company’s wholly owned subsidiaries, ImmunoCellular Bermuda, Ltd. in Bermuda and ImmunoCellular Therapeutics (Ireland) Limited and ImmunoCellular Therapeutics (Europe) Limited in Ireland, that were formed during 2014.

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its vaccine product candidates and the recent clinical testing activities for one of its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, has recently begun start-up and planning activities for its Phase III trial. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has secured a partner or sufficient financial resources to commence the ICT107 Phase III program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of March 31, 2015, the Company had an accumulated deficit of $62,771,772. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Interim Results

The accompanying condensed consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC) on March 10, 2015.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2014. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Liquidity – As of March 31, 2015, the Company had working capital of $34,895,157, compared to working capital of $23,152,970 as of December 31, 2014. The estimated cost of completing the development of any of our current vaccine product candidates, including our stem cell immunotherapies, and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such proceeds will be sufficient for this purpose.

Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had $33,431,067 and $10,427,810, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Stock Based Compensation – We have in effect an equity incentive plan under which stock options and awards have been granted to employees and non-employee members of the Board of Directors. We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as they do not consider other factors important to those awards to employees, such as continued employment and periodic vesting.

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Three months Ended March 31, 2015	Three months Ended March 31, 2014
Risk-free interest rate	1.87%	2.23%
Expected dividend yield	None	None
Expected life	7.1 Years	6.0Years
Expected volatility	96.3%	95.3%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the three months ended March 31, 2015 and 2014, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be zero.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2015, the Company had 10,469,540 shares of authorized and unissued common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of March 31, 2015 and December 31, 2014, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of March 31, 2015, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.

During 2014, the Company licensed the non-U.S. rights to a significant portion of its intellectual property to its Bermuda-based subsidiary for approximately $11.0 million. The fair value of the intellectual property rights was determined by an independent third party. The proceeds from this sale represented a gain for U.S. tax purposes and were offset by current year losses and net operating loss carryforwards. However, the Internal Revenue Service, or the IRS, or the California Franchise Tax Board, or the CFTB, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require the Company to utilize a larger portion, or all, of its available net operating losses. If an IRS or a CFTB valuation exceeds the available net operating losses, the Company would incur additional income taxes. The Company’s ability to use its net operating losses is subject to the limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards.

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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 40,160,947 shares and 20,551,398 shares at March 31, 2015 and 2014, respectively.

Recently Issued Accounting Standards – In August 2014, the FASB issued ASU No. 2014-15, which applies to entities that have substantial doubt about their ability to continue as a going concern.  This update requires management to assess the probability about the entity’s ability to remain as a going concern for a period of one year from the date the financial statements are ready to be issued.  Depending on management’s conclusions about the entity’s ability to remain as a going concern, the entity must make certain disclosures in its financial statements.  This ASU is effective for annual periods beginning after December 15, 2016.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items for financial statement presentation purposes.  This ASU is effective for fiscal years beginning after December 15, 2015.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Computers	$60,834	$59,076
Research equipment	143,185	143,185
	204,019	202,261
Accumulated depreciation	(161,589)	(154,896)
	$42,430	$47,365

Depreciation expense was $6,693 and $12,634  for the three months ended March 31, 2015 and 2014, respectively.

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

As an upfront licensing fee, the Company issued Cedars-Sinai 694,000 shares of its common stock and paid Cedars-Sinai $62,000.  Subsequently, the Company issued Cedars-Sinai an additional 100,000 shares of the Company’s common stock as an additional license fee.

The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  As of March 31, 2015, Cedars-Sinai is not performing any research activities on behalf of the Company.

5. Commitments and Contingencies

Sponsored Research Agreements

In an effort to expand the Company’s intellectual property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

ICON (formerly known as Aptiv Solutions)

The Company has contracted with ICON to provide certain services related to the Company’s ICT-107 Phase II trial. The original agreement was entered into in August of 2010.  On September 17, 2013, the Company entered into a Master Services Agreement with ICON to provide certain services related to the Company’s products under development.  Simultaneously, the Company and ICON entered into Project Agreement Number 1 for the ICT-140 Phase II trial that provides for payments of approximately $2.7 million until completion of the services described therein.  On May 6, 2014, the Company and ICON entered into Amendment #1 to Project Agreement Number 1 to amend the project schedule and provide additional services for an additional fee of $170,004.  On August 21, 2014, the Company and ICON entered into Amendment #2 to Project Agreement Number 1 to amend the project schedule and replace the aggregate budget.  The total aggregate fee pursuant to the original agreement and the two modifications is $3.5 million. Currently, the Company has suspended development of ICT-140 and, therefore, there is no ongoing commitment related to this program.  On July 17, 2014, the Company and ICON entered into Project Agreement CD-133 for the ICT-121 Phase I trial that provides for payments of approximately $2.3 million until completion of the services described therein.

As of March 31, 2015, the Company’s remaining obligation under the existing commitments is approximately $2.0 million.

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

In April 2015, the Company exercised its right to terminate this agreement effective October 12, 2015.

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

Manufacturing

PharmaCell B.V.

In March 2015, the Company entered into an Agreement for GMP Manufacturing of ICT-107  with PharmaCell B.V. (PharmaCell), pursuant to which PharmaCell will provide contract manufacturing services for the European production of ICT-107, a dendritic cell vaccine for the treatment of newly diagnosed glioblastoma multiforme.

The Company will pay for manufacturing services performed by PharmaCell under the Agreement pursuant to statements of work entered into from time to time. The Company may unilaterally terminate the Agreement upon 90 days’ written notice to PharmaCell, or 30 days’ written notice in the event of a clinical hold or other suspension or early termination of a clinical trial. PharmaCell may terminate the Agreement in certain circumstances upon 90 days’ written notice to the Company. Either party may terminate the Agreement in the event of the other party’s insolvency or for the other party’s material breach of its obligations under the Agreement if such breach remains uncured after 30 days of receiving written notice of such breach. Absent early termination, the Agreement will continue until all services under applicable statements of work have been completed.

Employment Agreements

The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.1 million and the potential bonus is approximately $400,000.  During the three months ended March 31, 2015, the Company issued an aggregate of 437,500 stock options to its management at a weighted average exercise price of $0.57 that vest over a period of 4 years.  Additionally, during the three months ended March 31, 2015, the Company issued 337,500 restricted shares of the Company’s common stock.  These shares will vest in March 2017.

Operating Lease

The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental increases by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $25,000 and $24,000 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2015	75,990
2016	68,432
Total	$144,422

6. Shareholders’ Equity

Underwritten Public Offering

In February 2015, the Company raised approximately $14,500,000 (after commissions and offering expenses) from the sale of 26,650,000 shares of common stock and warrants to purchase 18,655,000 shares of common stock at an exercise price of $0.66 per share, to various investors in an underwritten public offering.  Each unit was priced at $0.60.  The warrants have a term of 60 months from the date of issuance.  The warrants also provide for a weighted-average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrant Liability” below.)

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through March 31, 2015, we sold 6,949,261 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,402,383.  As of March 31, 2015, aggregate gross sales for additional common stock of approximately $7,081,494 remained available under the Sales Agreement.  No shares were sold during the three months ended March 31, 2015.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 4,339,340 common shares have been granted under the Plan and are outstanding as of March 31, 2015. Additionally, 260,000 shares of restricted common stock have been granted under the Plan.  As of March 31, 2015, there were 4,467,731 options available for issuance under the Plan.

The following table summarizes stock option activity for the Company during the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2014	9,314,765	$1.19	0	0
Granted	1,193,000	$0.58	0	0
Exercised	0	$0	0	0
Forfeited or expired	(85,000)	$(2.25)	0	0
Outstanding March 31, 2015	10,422,765	$1.24	3.52	$11,000
Vested or expected to vest at March 31, 2015	8,027,189	$1.20	2.23	$11,000

As of March 31, 2015, the total unrecognized compensation cost related to unvested stock options amounted to $3.0 million, which will be recognized over the weighted-average remaining requisite service period of approximately  17 months.

On March 20, 2015, the Company issued an aggregate of 260,000 shares of restricted common stock to certain members of management.  The shares will vest on March 19, 2017.  For accounting purposes, these shares were valued at $0.58, which was the stock price on the date of grant, and will be expensed over the service period of two years from the date of grant.

Warrants

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50. The warrants have a five-year term from the date of issuance. As of March 31, 2015, warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. During the quarter ended June 30, 2014, the exercise price was further adjusted to $1.85 and the number of warrants outstanding was increased to 2,854,196 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended September 30, 2014, the exercise price was further adjusted to $1.84 and the number of warrants outstanding was increased to 2,869,696 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended December 31, 2014, the exercise price was further adjusted to $1.79 and the number of warrants outstanding was increased to 2,949,845 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  As a result of the February 2015 financing, the exercise price of the warrants was further adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836.  As of March 31, 2015, warrants to purchase 3,666,836 shares of the Company’s common stock remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2015, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2015, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price.  Accordingly, these warrants do not qualify for equity treatment.  As of March 31, 2015, warrants to purchase 18,655,000 shares of the Company’s common stock remain outstanding relating to this public offering. (See “Warrant Liability” below.)

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On March 31, 2015, the price per share of Company’s common stock was $0.49 per share compared to $0.73 per share at December 31, 2014.

In connection with the sale of Preferred Stock in 2010, the Company issued to the investors warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three months ended March 31, 2014, the Company recorded a charge to other expense of $125,227. As of March 31, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 46%; (iii) risk free rate of 0.05% and (iv) expected term of 0.09 years. For the three months ended March 31, 2015, the Company recorded a credit to other income of $7,746.  As of March 31, 2015, the carrying value of the warrant liability is $nil.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $368,524 to reflect the issuance of the additional warrants. As of result of the Company’s Controlled Equity Offering during 2014, the exercise price of the warrants was adjusted to $ 1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. The Company recorded a charge to financing expense of $62,683 to reflect the issuance of the additional warrants.  As of result of the Company’s February 2015 underwritten public offering, the exercise price of the warrants was adjusted to $ 1.44 and the number of warrants was proportionately increased to 3,666,836 . The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three months ended March 31, 2014, the Company recorded a charge to other expense of $290,840.  As of March 31, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.23.% and (iv) expected term of .89 years. For the three months ended March 31, 2015, the Company recorded a credit to other income of $634,910. As of March 31, 2015, the carrying value of the warrant liability is $44,002.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $0.66.  Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability.The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  As of March 31, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 92.0%; (iii) risk free rate of 1.34% and (iv) expected term of 4.86 years.  For the three months ended March 31, 2015, the Company recorded a credit to other income of $1,119,300. As of March 31, 2015, the carrying value of the warrant liability is $3,078,075.

Volatility has been estimated using the historical volatility of the Company’s stock price.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Balance – January 1	$597,719	$1,064,810
Issuance of warrants and effect of repricing	4,286,314	0
Exercise of warrants	0	0
(Gain) or loss included in earnings	(1,761,956)	416,067
Transfers in and out/or out of Level 3	0	0
Balance – March 31	$3,122,077	$1,480,877

Additionally, during the three months ended March 31, 2015, the Company recorded a charge to financing expense of $88,939 to reflect the issuance of the additional warrants.

7. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three months ended March 31, 2015 or March 31, 2014.

8. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of March 31, 2015, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with its deferred tax assets. Accordingly, a valuation allowance has been established for the full amount of the deferred tax assets.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	March 31, 2015	March 31, 2014
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	124%	5%
Change in valuation allowance for deferred tax assets	-84%	35%
Total	0%	0%

	March 31, 2015	March 31, 2014
Net operating loss carryforwards	$17,060,834	$16,900,628
Stock-based compensation	2,315,228	2,094,628
Less valuation allowance	(19,376,062)	(18,995,256)
Net deferred tax asset	$0	$0

As of March 31, 2015 and December 31, 2014, the Company had federal and California income tax net operating loss carry forwards of approximately $42.7 million and $40.8 million respectively. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2014. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Overview

ImmunoCellular Therapeutics, Ltd. and its subsidiaries (the Company) is a biotechnology company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its vaccine product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, completed Phase II testing in December 2013. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company is holding the initiation of its ICT-140 trial until we can find a partner to share expenses or until we have secured sufficient financial resources to commence the ICT-107 Phase III program. Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of March 31, 2015, the Company had an accumulated deficit of $62,771,772. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the three months ended March 31, 2015 and 2014, we recorded an expense of $1,998,619 and $1,699,760, respectively, related to research and development activities.

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

Income Taxes

The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2011 to 2014, remain open for possible review.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

Results of Operations

Three months ended March 31, 2015

Net Loss

We incurred a net loss of $1,424,846 and $3,161,977 for the three months ended March 31, 2015 and 2014, respectively. The decrease in the net loss is primarily due to a credit to earnings of $1,761,956 during the three months ended March 31, 2015 related to the revaluation of our warrant derivatives, compared to a charge of $416,067 during the same period in 2014.  This was partially offset by an increase in our research and development activities during the three months ended March 31, 2015 as we started our preparation for the Phase III trial of ICT-107.

Revenues

We did not have any revenue during the three months ended March 31, 2015 and 2014 and we do not expect to have any revenue in 2015.

Expenses

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $896,672 and $865,402, respectively.

Research and development expenses for the three months ended March 31, 2015 and 2014 were $1,998,619 and $1,699,760, respectively. During the three months ended March 31, 2015 we incurred expenses related to the start-up and planning of our ICT-107 Phase 3 trial.  Additionally, we incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  As of December 31, 2014, our ICT-140 ovarian cancer program was placed on hold.  As a result, we incurred minimal expenses related to this trial during the most recent quarter and we expect future expenses to continue to decline until such time as we obtain additional financing or find a partner for this trial.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of $34,895,157, compared to working capital of $23,152,970 as of December 31, 2014. The estimated cost of completing the development of any of our current vaccine product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months from the date of filing this Quarterly report on Form 10-Q, although there is no assurance that such proceeds will be sufficient.

On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined public offering price of $0.60 per share and accompanying warrant to purchase 0.70 of a share of our common stock. The resulting aggregate net proceeds from the offering was approximately $14.5 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.5 million. The warrants have an exercise price of $0.66 per share and a term of 60 months from the date of issuance. The warrants provide for a weighted-average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions.  Accordingly, these warrants have been accounted for as derivative liabilities and approximately $4.2 million of the net proceeds was allocated to the warrant derivative and the remaining $10.3 million was allocated to equity.

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through March 31, 2015, we sold 6,949,261 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,402,383.  As of March 31, 2015, we had $7,081,494 available under the Sales Agreement.  See additional discussion in Notes 6 to the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

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

As of March 31, 2015, we had no long-term debt obligations or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts. We do not have any bank credit lines.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to March 31, 2015.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$2,796,440	$2,718,440	$52,000	$26,000	$-
Operating lease obligation	238,516	101,652	136,864	-	-
	$3,034,956	$2,820,092	$188,864	$26,000	$-

Cash Flows

We used $3,048,986 of cash in our operations for the three months ended March 31, 2015, compared to $2,613,738 for the three months ended March 31, 2014. During the three months ended March 31, 2015 we incurred expenses related to the start-up and planning of our ICT-107 Phase III trial.  Additionally, we incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase III trial and as we develop our stem cell immunotherapies.  As of December 31, 2014, our ICT-140 ovarian cancer program was placed on hold.  As a result, we incurred minimal expenses related to this trial during the most recent quarter and we expect future expenses to continue to decline until such time as we obtain additional financing or find a partner for this trial.  During the three months ended March 31, 2014, we incurred certain pre-clinical expenses related to ICT-121 and ICT‑140 and certain ICT-107 expenses related to patient follow up and data analysis for the Phase II trial. Our general and administrative expenses remained consistent between periods.  We had $301,461 of non-cash expenses for the three months ended March 31, 2015, consisting of $88,939 of financing expense associated with the repricing of warrants resulting from the February 2015 financing, $205,829 of stock based compensation and $6,693 of depreciation expense.  We had $612,803 of non-cash expenses during the three months ended March 31, 2014, consisting of $416,067 related to the increase in our warrant liabilities, $184,102 of stock based compensation and $12,634 of depreciation expense. .

During the three months ended March 31, 2015, our investing cash flows used $1,758 to acquire certain computer equipment. During the three months ended March 31, 2014, our investing cash flows used $3,600 to acquire certain computer software.

As described above, we completed an underwritten public offering during the three months ended March 31, 2015.  We received net proceeds of $14,599,627, excluding $105,563 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants.

During the three months ended March 31, 2015 and 2014, we did not receive any proceeds from the exercise of stock options, the exercise of warrants or from our controlled equity offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 10,  2015 with the SEC.

 Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should read and consider the risk factors included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 10, 2015 with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Warrant issued to participants in the February 12, 2015 underwritten public offering.
10.1	Employment Agreement dated January 30, 2015 between Steven J. Swanson and ImmunoCellular Therapeutics, Ltd.
10.2	Agreement for GMP Manufacturing of ICT-107 dated March 13, 2015 between PharmaCell B.V. and ImmunoCellular Therapeutics, Ltd. †
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

Dated: May 11, 2015		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2015

Exhibit No.	Description
4.1	Form of Warrant issued to participants in the February 12, 2015 underwritten public offering.
10.1	Employment Agreement dated January 30, 2015 between Steven J. Swanson and ImmunoCellular Therapeutics, Ltd.
10.2	Agreement for GMP Manufacturing of ICT-107 dated March 13, 2015 between PharmaCell B.V. and ImmunoCellular Therapeutics, Ltd. †
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†

Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.