Form 10-Q
period 2015-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2015-08-07
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The Issuer had 90,254,823 shares of its common stock outstanding as of July 31, 2015.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,907,953	$23,222,296
Other assets	1,302,579	1,219,873
Total current assets	32,210,532	24,442,169
Property and equipment, net	40,523	47,365
Deferred financing costs	-	105,563
Other assets	904,102	583,464
Total assets	$33,155,157	$25,178,561
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$452,201	$322,002
Accrued compensation and benefits	290,740	334,527
Accrued liabilities	78,625	632,670
Total current liabilities	821,566	1,289,199
Warrant Liability	2,894,871	597,719
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares authorized; 90,254,823 and 63,604,823 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	9,025	6,360
Additional paid-in capital	95,356,197	84,632,209
Accumulated deficit	(65,926,502)	(61,346,926)
Total shareholders’ equity	29,438,720	23,291,643
Total liabilities and shareholders’ equity	$33,155,157	$25,178,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Revenues	$-	$-	$-	$-
Expenses:
Research and development	2,236,817	1,460,044	4,235,436	3,159,804
Stock based compensation	224,135	128,548	429,964	312,650
General and administrative	926,637	838,232	1,823,309	1,703,634
Total expenses	3,387,589	2,426,824	6,488,709	5,176,088
Loss before other income (expense)
and income taxes	(3,387,589)	(2,426,824)	(6,488,709)	(5,176,088)
Interest income	5,653	3,150	8,910	6,504
Financing expense	-	(24,600)	(88,939)	(24,600)
Change in fair value of
warrant liability	227,206	249,134	1,989,162	(166,933)
Loss before income taxes	(3,154,730)	(2,199,140)	(4,579,576)	(5,361,117)
Income taxes	—	—	—	—
Net loss	$(3,154,730)	$(2,199,140)	$(4,579,576)	$(5,361,117)
Loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.09)
Weighted average number of shares basic and diluted:	90,254,823	58,535,936	84,070,845	58,047,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2014	63,604,823	$6,360	$84,632,209	$(61,346,926)	$23,291,643
Common stock and warrants issued for cash during February 2015 at $0.60 per share, net of offering costs	26,650,000	2,665	10,294,024	—	10,296,689
Stock based compensation	—	—	429,964	—	429,964
Net loss	—	—	—	(4,579,576)	(4,579,576)
Balance at June 30, 2015	90,254,823	$9,025	$95,356,197	$(65,926,502)	$29,438,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(4,579,576)	$(5,361,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,285	23,917
(Gain) loss on disposal of assets	-	(4)
Change in fair value of warrant liability	(1,989,162)	166,933
Financing expense	88,939	24,600
Stock-based compensation	429,964	312,650
Changes in assets and liabilities:
Other assets	(403,344)	(203,265)
Accounts payable	130,199	(239,131)
Accrued liabilities	(597,832)	(40,955)
Net cash used in operating activities	(6,907,527)	(5,316,372)
Cash flows from investing activities:
Purchase of property and equipment	(6,443)	(3,600)
Proceeds from sale of property and equipment	-	400
Net cash used in investing activities	(6,443)	(3,200)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	1,045,000
Proceeds from issuance of common stock and warrants net of offering costs	14,599,627	2,289,316
Net cash provided by financing activities	14,599,627	3,334,316
Increase (decrease) in cash and cash equivalents	7,685,657	(1,985,256)
Cash and cash equivalents, beginning of period	23,222,296	27,646,351
Cash and cash equivalents, end of period	$30,907,953	$25,661,095
Supplemental cash flows disclosures:
Interest expense paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Organization (Planned Principal Operations Have Not Commenced)

ImmunoCellular Therapeutics, Ltd. (the Company) is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. These condensed consolidated financial statements include the Company’s wholly owned subsidiaries, ImmunoCellular Bermuda, Ltd. in Bermuda and ImmunoCellular Therapeutics (Ireland) Limited and ImmunoCellular Therapeutics (Europe) Limited in Ireland, which were formed during 2014.

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its immunotherapy product candidates and the recent clinical testing activities for one of its immunotherapy product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, has recently begun start-up and planning activities for its Phase 3 trial. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has secured a partner or sufficient financial resources to commence the ICT-107 Phase 3 program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of June 30, 2015, the Company had an accumulated deficit of $65,926,502. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Interim Results

The accompanying condensed consolidated financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC) on March 10, 2015.

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

2. Summary of Significant Accounting Policies

Liquidity – As of June 30, 2015, the Company had working capital of $31,388,966, compared to working capital of $23,152,970 as of December 31, 2014. The estimated cost of completing the development of any of our current immunotherapy product candidates, including our stem cell immunotherapies, and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such balances will be sufficient for this purpose.

Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had $29,436,720 and $10,427,810, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Stock Based Compensation –The Company has in effect an equity incentive plan under which stock options and awards have been granted to employees, key consultants and non-employee members of the Board of Directors. The Company is required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. The Company evaluates the assumptions used to value stock options on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as they do not consider other factors important to those awards to employees, such as continued employment and periodic vesting.

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Six months Ended June 30, 2015	Six months Ended June 30, 2014
Risk-free interest rate	1.81%	2.18%
Expected dividend yield	None	None
Expected life	6.6 Years	5.5Years
Expected volatility	94.2%	95.3%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the six months ended June 30, 2015 and 2014, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be zero.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2015, the Company had 12,020,536 shares of authorized and unreserved common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of June 30, 2015 and December 31, 2014, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of June 30, 2015, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.

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

The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of these financial statements:

Stock-Based Compensation - Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of the Company’s stock options, volatility of the Company’s stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate. In connection with performance based programs, the Company makes assumptions principally related to the number of awards that are expected to vest after assessing the probability that certain performance criteria will be met. Warrant Liability - The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.  The use of the Binomial Lattice option valuation model requires estimates including the volatility of the Company’s stock, risk-free rates over the expected term of warrants and early exercise of the options.

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 39,032,089 shares and 19,710,598 shares at June 30, 2015 and 2014, respectively.

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

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
Computers	$65,520	$59,076
Research equipment	143,184	143,185
	208,704	202,261
Accumulated depreciation	(168,181)	(154,896)
	$40,523	$47,365

Depreciation expense was $6,592 and $11,283  for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $13,285 and $23,917  for the six months ended June 30, 2015 and 2014, respectively.

4. Related-Party Transactions

Cedars-Sinai Medical Center License Agreement

Dr. John Yu, our Chief Scientific Officer and former interim Chief Executive Officer, is a neurosurgeon at Cedars-Sinai Medical Center (Cedars-Sinai). In November 2006, the Company entered into a license agreement with Cedars-Sinai (the Original License Agreement). As an upfront licensing fee, the Company issued Cedars-Sinai 694,000 shares of its common stock and paid Cedars-Sinai $62,000.  Subsequently, the Company issued Cedars-Sinai an additional 100,000 shares of the Company’s common stock as an additional license fee.

On May 13, 2015, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended License Agreement) with Cedars-Sinai to amend and restate the terms of the Original License Agreement.

Pursuant to the Amended License Agreement, the Company acquired an exclusive, worldwide license from Cedars-Sinai to certain patent rights and technology developed in the course of research performed at Cedars-Sinai into the diagnosis of diseases and disorders in humans and the prevention and treatment of disorders in humans utilizing cellular therapies, including dendritic cell-based vaccines for brain tumors and other cancers and neurodegenerative disorders. Under the Amended License Agreement, the Company will have exclusive rights to, among other things, develop, use, manufacture, sell and grant sublicenses to the licensed technology.

The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. Among other milestone payments, the Company will be required to pay to Cedars-Sinai specified milestone payments upon commencement of the first Phase III clinical trial for the Company’s first product and upon first commercial sale of the Company’s first product. If both of these milestones are met, the required milestone payments will total $1.1 million. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology.

The Amended License Agreement will terminate on a country-by-country basis on the expiration date of the last-to-expire licensed patent right in each such country. Either party may terminate the Amended License Agreement in the event of the other party’s material breach of its obligations under the Agreement if such breach remains uncured 60 days after such party’s receipt of written notice of such breach. Cedars-Sinai may also terminate the Amended License Agreement upon 30 days’ written notice to the Company that a required payment by the Company to Cedars-Sinai under the Amended License Agreement is delinquent.

The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  As of June 30, 2015, Cedars-Sinai is not performing any research activities on behalf of the Company.

5. Commitments and Contingencies

Sponsored Research Agreements

In an effort to expand the Company’s intellectual property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

ICON (formerly known as Aptiv Solutions)

The Company has contracted with ICON to provide certain services related to the Company’s ICT-107 Phase 2 trial. The original agreement was entered into in August of 2010.  On September 17, 2013, the Company entered into a Master Services Agreement with ICON to provide certain services related to the Company’s products under development.  Simultaneously, the Company and ICON entered into Project Agreement Number 1 for the ICT-140 Phase 2 trial that provides for payments of approximately $2.7 million until completion of the services described therein.  On May 6, 2014, the Company and ICON entered into Amendment #1 to Project Agreement Number 1 to amend the project schedule and provide additional services for an additional fee of $170,004.  On August 21, 2014, the Company and ICON entered into Amendment #2 to Project Agreement Number 1 to amend the project schedule and replace the aggregate budget.  The total aggregate fee pursuant to the original agreement and the two modifications is $3.5 million. Currently, the Company has suspended development of ICT-140 and, therefore, there is no ongoing commitment related to this program.  On July 17, 2014, the Company and ICON entered into Project Agreement CD-133 for the ICT-121 Phase 1 trial that provides for payments of approximately $2.3 million until completion of the services described therein.

All of the above contracts are cancelable upon 60 days written notice, therefore, there is no long term commitment.

The Johns Hopkins University Licensing Agreement

On February 23, 2012, the Company entered into an Exclusive License Agreement, effective as of February 16, 2012, with The Johns Hopkins University (JHU) under which it received an exclusive, worldwide license to JHU’s rights in and to certain intellectual property related to mesothelin-specific cancer immunotherapies. The Company is advancing a cancer immunotherapy program using JHU and other intellectual property according to commercially reasonable development timeline.  If successful and a product ultimately is registered, the Company will either sell the product directly or via a third-party partnership.

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

Torrey Pines

On October 1, 2012, the Company entered into a Contract Services Agreement with Torrey Pines under which the Company has engaged Torrey Pines to determine the immunogenicity of certain peptides that are used in conjunction with the Company’s ICT-107 Phase 2 trial and in the development of ICT-140. The Company agreed to pay an upfront nonrefundable and noncreditable fee and is obligated to pay the remainder at the conclusion of the contract. On April 1, 2013, the Company and Torrey Pines expanded the scope of work to be completed by Torrey Pines under an additional Contract Services Agreement. This supplemental agreement provided for the Company to pay an upfront fee and additional fees at the conclusion of the contract. On April 1, 2014, the Company and Torrey Pines entered into an Amended and Restated Contract Services Agreement for Torrey Pines to perform certain additional services in connection with the Company’s vaccine technologies.

California Institute of Technology

On September 9, 2014, the Company entered into an Exclusive License Agreement with the California Institute of Technology (Caltech) under which the Company acquired exclusive rights to novel technology for the development of certain antigen specific stem cell immunotherapies for the treatment of cancers.

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

See Note 9 – Subsequent Events

Manufacturing

PharmaCell B.V.

In March 2015, the Company entered into an Agreement for GMP Manufacturing of ICT-107  with PharmaCell B.V. (PharmaCell), pursuant to which PharmaCell will provide contract manufacturing services for the European production of ICT-107, a dendritic cell immunotherapy for the treatment of newly diagnosed glioblastoma.

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

PCT, LLC

On June 11, 2015, the Company entered into a Services Agreement with PCT, LLC, a Caladrius Company (PCT), a subsidiary of Caladrius Biosciences, Inc.

Pursuant to the terms of the Agreement, PCT will provide current good manufacturing practice (cGMP) services for the Phase 3 manufacture of ICT-107 and Phase 2 manufacture of ICT-121. PCT will provide, among other things, a controlled environment room on a semi-dedicated basis and qualified personnel to conduct runs as the parties mutually agree in writing and schedule. PCT’s facilities are registered with the FDA for testing; packaging; processing; storage; labeling and distribution of Peripheral Blood stem and Somatic Cell therapy products, and maintain cGMP-compliant quality systems.

The Company has agreed to pay monthly fees in connection with the use of a controlled environment room on a semi-dedicated basis and monthly fees for PCT personnel performing services under the Agreement.

Services to be performed under the Agreement terminate on the earlier of (i) December 31, 2018, (ii) the date the parties mutually agree, (iii) at any time following the earlier of the one year anniversary of the date on which the Company notifies PCT that services in the semi-dedicated controlled environment room are to commence and August 1, 2016, on the last day of the month following at least 120 days’ written notice from the Company to PCT, or (iv) the last day of the month following at least 60 days’ written notice from the Company to PCT that the Company has received a clinical hold issued by the FDA ordering the Company to suspend clinical trials for ICT-107. Either party may terminate the Agreement in the event of the other party’s insolvency or for the other party’s material breach of its obligations under the Agreement if such breach remains uncured after 30 days of receiving written notice of such breach.

Employment Agreements

The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.1 million and the potential bonus is approximately $400,000.  During the six months ended June 30, 2015, the Company issued an aggregate of 775,000 stock options to its management at a weighted average exercise price of $0.57 that vest over a period of 4 years.  Additionally, during the six months ended June 30, 2015, the Company issued 260,000 restricted shares of the Company’s common stock.  These shares will vest in March 2017.

Operating Lease

The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental increases by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $50,000 and $49,000 for the six months ended June 30, 2015 and 2014, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2015	51,075
2016	68,432
Total	$119,507

6. Shareholders’ Equity

Underwritten Public Offering

In February 2015, the Company raised approximately $14,500,000 (after commissions and offering expenses) from the sale of 26,650,000 shares of common stock and warrants to purchase 18,655,000 shares of common stock at an exercise price of $0.66 per share, to various investors in an underwritten public offering.  Each unit was priced at $0.60.  The warrants have a term of 60 months from the date of issuance.  The warrants also provide for a weighted-average adjustment to the exercise price if the Company issues or is deemed to issue additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrant Liability” below.)

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through June 30,

2015, the Company sold 6,949,261 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,402,383.  As of June 30, 2015, aggregate gross sales for additional common stock of approximately $7,081,494 remained available under the Sales Agreement.  No shares were sold during the three or six months ended June 30, 2015.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 4,761,478 common shares have been granted under the Plan and are outstanding as of June 30, 2015. Additionally, 260,000 shares of restricted common stock have been granted under the Plan.  As of June 30, 2015, there were 4,045,593 options available for issuance under the Plan.

The following table summarizes stock option activity for the Company during the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2014	9,314,765	$1.19	0	0
Granted	1,718,000	$0.55	0	0
Exercised	0	$0	0	0
Forfeited or expired	(187,861)	$(2.19)	0	0
Outstanding June 30, 2015	10,844,904	$1.19	3.54	$10,500
Vested at June 30, 2015	8,146,613	$1.21	2.07	$10,500

As of June 30, 2015, the total unrecognized compensation cost related to unvested stock options amounted to $2.8 million, which will be recognized over the weighted-average remaining requisite service period of approximately  16 months.

On March 20, 2015, the Company issued an aggregate of 260,000 shares of restricted common stock to certain members of management.  The shares will vest on March 19, 2017.  For accounting purposes, these shares were valued at $0.58, which was the stock price on the date of grant, and will be expensed over the service period of two years from the date of grant.

Warrants

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50. The warrants had a five-year term from the date of issuance. As of June 30, 2015, the remaining warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 expired. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. During the quarter ended June 30, 2014, the exercise price was further adjusted to $1.85 and the number of warrants outstanding was increased to 2,854,196 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended September 30, 2014, the exercise price was further adjusted to $1.84 and the number of warrants outstanding was increased to 2,869,696 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended December 31, 2014, the exercise price was further adjusted to $1.79 and the number of warrants outstanding was increased to 2,949,845 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  As a result of the February 2015 financing, the exercise price of the warrants was further adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836.  As of June 30, 2015, warrants to purchase 3,666,836 shares of the Company’s common stock remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2015, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2015, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price.  Accordingly, these warrants do not qualify for equity treatment.  As of June 30, 2015, warrants to purchase 18,655,000 shares of the Company’s common stock remain outstanding relating to this public offering. (See “Warrant Liability” below.)

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On June 30, 2015, the price per share of Company’s common stock was $0.47 per share compared to $0.73 per share at December 31, 2014.

In connection with the sale of Preferred Stock in 2010, the Company issued to the investors warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contained a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period and any change in value was recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three months ended June 30, 2014, the Company recorded a credit to other income of $73,587 and for the six months ended June 30, 2014, the Company recorded a charge to other expense of $51,640. For the three and six months ended June 30, 2015, the Company recorded a credit to other income of $7,746.  The remaining warrants expired during the three months ended June 30, 2015.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $368,524 to reflect the issuance of the additional warrants. As of result of the Company’s Controlled Equity Offering during 2014, the exercise price of the warrants was adjusted to $ 1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. The Company recorded a charge to financing expense of $62,683 to reflect the issuance of the additional warrants.  As of result of the Company’s February 2015 underwritten public offering, the exercise price of the warrants was adjusted to $ 1.44 and the number of warrants was proportionately increased to 3,666,836 . The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three months ended June 30, 2014, the Company recorded a credit to other income of $175,547 and for the six months ended June 30, 2014, the Company recorded a charge to other expense of $115,293.  As of June 30, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 80%; (iii) risk free rate of 0.16.% and (iv) expected term of .64 years. For the three and six months ended June 30, 2015, the Company recorded a credit to other income of $22,001 and $656,911, respectively. As of June 30, 2015, the carrying value of the warrant liability is $22,001.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $0.66.  Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  As of June 30, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 91.0%; (iii) risk free rate of 1.51% and (iv) expected term of 4.61 years.  For the three and six months ended June 30, 2015, the Company recorded a credit to other income of $205,205 and $1,324,505, respectively. As of June 30, 2015, the carrying value of the warrant liability is $2,872,870.

Volatility has been estimated using the historical volatility of the Company’s stock price.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Balance – January 1	$597,719	$1,064,810
Issuance of warrants and effect of repricing	4,286,314	24,600
Exercise of warrants	0	0
(Gain) or loss included in earnings	(1,989,162)	166,933
Transfers in and out/or out of Level 3	0	0
Balance – June 30	$2,894,871	$1,256,343

Additionally, during the six months ended June 30, 2015, the Company recorded a charge to financing expense of $88,939 to reflect the issuance of the additional warrants.

7. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three or six months ended June 30, 2015 or June 30, 2014.

8. Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

A valuation allowance is required if the weight of available evidence suggests it is more likely than not that some portion or all of the deferred tax asset will not be recognized.  Accordingly, a valuation allowance has been established for the full amount of the deferred tax assets.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	June 30, 2015	June 30, 2014
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	17%	-1%
Change in valuation allowance for deferred tax assets	23%	41%
Total	0%	0%

Deferred taxes consisted of the following:

	June 30, 2015	December 31, 2014
Net operating loss carryforwards	$18,757,528	$16,302,000
Stock-based compensation	2,404,882	2,191,000
Less valuation allowance	(21,162,410)	(18,493,000)
Net deferred tax asset	$0	$0

As of June 30, 2015 and December 31, 2014, the Company had federal and California income tax net operating loss carry forwards of approximately $46.9 million and $40.8 million respectively. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

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

During the fourth quarter of 2014, the Company licensed the non-U.S. rights to a significant portion of its intellectual property to its Bermuda-based subsidiary for approximately $11.0 million. The fair value of the intellectual property rights was determined by an independent third party. The proceeds from this sale represent a gain for U.S. tax purposes and are offset by current year losses and net operating loss carryforwards. However, the Internal Revenue Service, or the IRS, or the California Franchise Tax Board, or the CFTB, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require the Company to utilize a portion, or all, of its available net operating losses. If an IRS or a CFTB valuation exceeds the available net operating losses, the Company would incur additional income taxes. The Company’s ability to use its net operating losses is subject to the potential future limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards.

9. Subsequent Events

Subsequent to June 30, 2015, the Company entered an agreement with Novella Clinical to conduct the Phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella will supervise the trial in the United States, Europe and Canada and will recruit approximately 400 patients with newly diagnosed glioblastoma.  The Company anticipates initiating the Phase 3 trial in the fourth quarter of 2015.  The Company may terminate this agreement upon 60 days’ notice.

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, completed Phase 2 testing in December 2013. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company is holding the initiation of its ICT-140 trial until we can find a partner to share expenses or until we have secured sufficient financial resources to commence the ICT-107 Phase 3 program. Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of June 30, 2015, the Company had an accumulated deficit of $65,926,502. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the six months ended June 30, 2015 and 2014, we recorded an expense of $4,235,436 and $3,159,804, respectively, related to research and development activities.

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

Income Taxes

The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2010 to 2014, remain open for possible review.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

Results of Operations

Three months ended June 30, 2015 and 2014

Net Loss

We incurred a net loss of $3,154,730 and $2,199,140 for the three months ended June 30, 2015 and 2014, respectively. The increase in the net loss is primarily due to an increase in research and development expenses during the most recent quarter.  Additionally, general and administrative and stock based compensation expenses were also higher during the quarter ended June 30, 2015.

Revenues

We did not have any revenue during the three months ended June 30, 2015 and 2014 and we do not expect to have any revenue in 2015.

Expenses

Research and development expenses for the three months ended June 30, 2015 were $2,236,817 compared to $1,460,044 in the same period in 2014.  During the quarter ended June 30, 2015, we incurred expenses related to the start-up and planning of the Company’s ICT-107 Phase 3 trial.  We also increased the number of participating sites in the Company’s ICT-121 program.  Additionally, we incurred expenses related to our stem cell immunotherapies for the treatment of cancer.  These incremental expenses were partially offset by the wind down of expenses related to the Phase 2 trial of ICT-107.  As of December 31, 2014, our ICT-140 trial for ovarian cancer was placed on hold.  As a result, we incurred minimal expense related to this program during the most recent quarter.  We anticipate that this program will remain on hold until we obtain additional financing or finds a partner for this program.

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $926,637 and $838,232, respectively. The increase reflects additional professional fees incurred to support various contract negotiations, patent protection costs and governmental compliance.

Six months ended June 30, 2015 and 2014

Net Loss

We incurred a net loss of $4,579,576 and $5,361,117 for the six months ended June 30, 2015 and 2014, respectively. The decrease in the net loss reflects a credit of $1,989,162 related to the revaluation of our derivative warrants offset by increases in research and development expenses, stock based compensation and general and administrative expenses.

Revenues

We did not have any revenue during the six months ended June 30, 2015 and 2014 and we do not expect to have any revenue in 2015.

Expenses

Research and development expenses for the six months ended June 30, 2015 and 2014 were $4,235,436 and $3,159,804, respectively. During the six months ended June 30, 2015 we incurred expenses related to the start-up and planning of our ICT-107 Phase 3 trial.  Additionally, we incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  As of December 31, 2014, our ICT-140 ovarian cancer program was placed on hold.  As a result, we incurred minimal expenses related to this trial during the most recent quarter and we expect future expenses to continue to decline until such time as we obtain additional financing or find a partner for this trial.

General and administrative expenses for the six months ended June 30, 2015 and 2014 were $1,823,309 and $1,703,634, respectively. The increase reflects additional professional fees incurred to support various contract negotiations, patent protection costs and governmental compliance.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of $31,388,966, compared to working capital of $23,152,970 as of December 31, 2014. The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months from the date of filing this Quarterly report on Form 10-Q, although there is no assurance that such proceeds will be sufficient.

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

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through June 30, 2015, we sold 6,949,261 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,402,383.  As of June 30, 2015, we had $7,081,494 available under the Sales Agreement.  See additional discussion in Notes 6 to the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

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

As of June 30, 2015, we had no long-term debt obligations or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts. We do not have any bank credit lines.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to June 30, 2015.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$104,000	$26,000	$52,000	$26,000	$-
Operating lease obligation	119,507	102,399	17,108	-	-
	$223,507	$128,399	$69,108	$26,000	$-

Cash Flows

We used $6,907,527 of cash in our operations for the six months ended June 30, 2015, compared to $5,316,372 for the six months ended June 30, 2014. During the six months ended June 30, 2015 we incurred expenses related to the start-up and planning of our ICT-107 Phase 3 trial.  Additionally, we incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  As of December 31, 2014, our ICT-140 ovarian cancer program was placed on hold.  As a result, we incurred minimal expenses related to this trial during the most recent quarter and we expect future expenses to continue to decline until such time as we obtain additional financing or find a partner for this trial.  During the six months ended June 30, 2014, we incurred certain pre-clinical expenses related to ICT-121 and ICT‑140 and certain ICT-107 expenses related to patient follow up and data analysis for the Phase 2 trial. Our general and administrative expenses increased between periods as we incurred additional professional fees.  We recorded a non-cash credit of $1,989,162 related to the revaluation of our warrant derivaties.   We had $532,188 of non-cash expenses for the six months ended June 30, 2015, consisting of $88,939 of financing expense associated with the repricing of warrants resulting from the February 2015 financing, $429,964 of stock based compensation and $13,285 of depreciation expense.  We had $528,100 of non-cash expenses during the six months ended June 30, 2014, consisting of $166,933 related to the increase in our warrant liabilities, $312,650 of stock based compensation and $23,917 of depreciation expense and $24,600 of financing expense associated with the repricing of our warrant derivatives resulting from the issuance of shares of our common stock pursuant to our Sales Agreement with Cantor.

During the six months ended June 30, 2015, our investing cash flows used $6,443 to acquire certain computer equipment. During the six months ended June 30, 2014, our investing cash flows used $3,600 to acquire certain computer software.

As described above, we completed an underwritten public offering during the six months ended June 30, 2015.  We received net proceeds of $14,599,627, excluding $105,563 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants.

During the six months ended June 30, 2015, we did not receive any proceeds from the exercise of stock options, the exercise of warrants or from our controlled equity offering.  During the six months ended June 30, 2014, we received net proceeds of $1,045,000 from the exercise of stock options and $2,289,316 in net proceeds from our controlled equity offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 10,  2015 with the SEC.

 Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.
10.2†	Amended & Restated Exclusive License Agreement dated May 13, 2015 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.
10.3†	Services Agreement dated June 11, 20015 between ImmunoCellular Therapeutics, Ltd and PCT, LLC, a Caladrius Company
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

Dated: August 7, 2015		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2015

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.
10.2†	Amended & Restated Exclusive License Agreement dated May 13, 2015 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.
10.3†	Services Agreement dated June 11, 20015 between ImmunoCellular Therapeutics, Ltd and PCT, LLC, a Caladrius Company
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†

Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.