Form 10-Q
period 2015-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2015-11-09
CIK 822411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The Issuer had 90,310,149 shares of its common stock outstanding as of October 30, 2015.

ImmunoCellular Therapeutics, Ltd.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,435,152	$23,222,296
Other assets	1,328,955	1,219,873
Total current assets	25,764,107	24,442,169
Property and equipment, net	196,833	47,365
Deferred financing costs	-	105,563
Deposits	4,060,977	-
Other assets	828,524	583,464
Total assets	$30,850,441	$25,178,561
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$857,596	$322,002
Accrued compensation and benefits	488,217	334,527
Accrued liabilities	659,119	632,670
Total current liabilities	2,004,932	1,289,199
Warrant Liability	2,555,735	597,719
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 149,000,000 shares authorized; 90,310,149 and 63,604,823 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	9,031	6,360
Additional paid-in capital	95,608,500	84,632,209
Accumulated deficit	(69,327,757)	(61,346,926)
Total shareholders’ equity	26,289,774	23,291,643
Total liabilities and shareholders’ equity	$30,850,441	$25,178,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Revenues	$-	$-	$-	$-
Expenses:
Research and development	2,592,255	1,486,352	6,827,691	4,646,156
Stock based compensation	245,559	170,805	675,523	483,455
General and administrative	908,075	786,688	2,731,384	2,490,322
Total expenses	3,745,889	2,443,845	10,234,598	7,619,933
Loss before other income (expense)
and income taxes	(3,745,889)	(2,443,845)	(10,234,598)	(7,619,933)
Interest income	5,498	4,207	14,408	10,711
Financing expense	-	(9,478)	(88,939)	(34,078)
Change in fair value of
warrant liability	339,136	559,873	2,328,298	392,940
Loss before income taxes	(3,401,255)	(1,889,243)	(7,980,831)	(7,250,360)
Income taxes	—	—	—	—
Net loss	$(3,401,255)	$(1,889,243)	$(7,980,831)	$(7,250,360)
Loss per share	$(0.04)	$(0.03)	$(0.09)	$(0.12)
Weighted average number of shares basic and diluted:	90,260,703	60,678,764	86,156,805	58,933,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2014	63,604,823	$6,360	$84,632,209	$(61,346,926)	$23,291,643
Common stock and warrants issued for cash during February 2015 at $0.60 per share, net of offering costs	26,650,000	2,665	10,294,024	—	10,296,689
Stock based compensation	—	—	666,123	—	666,123
Restricted stock issued for services	20,000	2	9,398	—	9,400
Exercise of stock options	25,000	3	6,747	—	6,750
Cashless exercise of stock options	10,326	1	(1)	—	-
Net loss	—	—	—	(7,980,831)	(7,980,831)
Balance at September 30, 2015	90,310,149	$9,031	$95,608,500	$(69,327,757)	$26,289,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(7,980,831)	$(7,250,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,282	36,846
(Gain) loss on disposal of assets	-	(3)
Change in fair value of warrant liability	(2,328,298)	(392,940)
Financing expense	88,939	34,078
Stock-based compensation	666,123	483,455
Restricted stock issued for services	9,400	-
Changes in assets and liabilities:
Deposits	(4,060,977)	-
Other assets	(354,142)	(573,092)
Accounts payable	535,594	(603,389)
Accrued liabilities	180,139	437,423
Net cash used in operating activities	(13,223,771)	(7,827,982)
Cash flows from investing activities:
Purchase of property and equipment	(169,750)	(28,975)
Proceeds from sale of property and equipment	-	400
Net cash used in investing activities	(169,750)	(28,575)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,750	1,045,000
Proceeds from issuance of common stock and warrants net of offering costs	14,599,627	2,681,448
Net cash provided by financing activities	14,606,377	3,726,448
Increase (decrease) in cash and cash equivalents	1,212,856	(4,130,109)
Cash and cash equivalents, beginning of period	23,222,296	27,646,351
Cash and cash equivalents, end of period	$24,435,152	$23,516,242
Supplemental cash flows disclosures:
Interest expense paid	—	—
Income taxes paid	—	—

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its immunotherapy product candidates and the recent clinical testing activities for one of its immunotherapy product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, has recently begun start-up and planning activities for its Phase 3 trial. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has secured a partner for the program or sufficient financial resources to complete the ICT-107 Phase 3 program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of September 30, 2015, the Company had an accumulated deficit of $69,327,757. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Interim Results

The accompanying condensed consolidated financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC) on March 10, 2015.

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

2. Summary of Significant Accounting Policies

Liquidity – As of September 30, 2015, the Company had working capital of $23,759,175, compared to working capital of $23,152,970 as of December 31, 2014. The estimated cost of completing the development of any of our current immunotherapy product candidates, including our stem cell immunotherapies, and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. However, the Company expects to fund its Phase 3 trial of ICT-107 in part with funds in the amount of $19,919,449 awarded in September 2015 by the California Institute of Regenerative Medicine (CIRM). If the Company was to lose this funding it may be required to delay, postpone, or cancel its clinical trials or otherwise reduce or curtail its operations unless it is able to obtain adequate financing for its clinical trials from additional sources. We believe that our existing cash balances are sufficient for our currently planned level of operations for at least the next twelve months, although there is no assurance that such balances will be sufficient for this purpose.  (See Note 7).

Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company had $23,435,936 and $10,427,810, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.

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

Fair value was estimated at the date of grant using the following weighted average assumptions:

	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
Risk-free interest rate	1.8%	2.18%
Expected dividend yield	None	None
Expected life	6.5 Years	5.47Years
Expected volatility	93.8%	95.3%
Expected forfeitures	0%	0%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised options. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the nine months ended September 30, 2015 and 2014, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be zero.

The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2015, the Company had 12,020,536 shares of authorized and unreserved common stock.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of September 30, 2015 and December 31, 2014, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of September 30, 2015, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.

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

Warrant Liability - The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.  The use of the Binomial Lattice option valuation model requires estimates including the volatility of the Company’s stock, risk-free rates over the expected term of warrants and early exercise of the warrants.

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 38,890,839 shares and 19,495,807 shares at September 30, 2015 and 2014, respectively.

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

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Computers	$66,945	$59,076
Research equipment	305,066	143,185
	372,011	202,261
Accumulated depreciation	(175,178)	(154,896)
	$196,833	$47,365

Depreciation expense was $6,997 and $12,930  for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $20,282 and $36,846  for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. Among other milestone payments, the Company will be required to pay to Cedars-Sinai specified milestone payments upon commencement of the first Phase 3 clinical trial for the Company’s first product and upon first commercial sale of the Company’s first product. If both of these milestones are met, the required milestone payments will total $1.1 million. The

Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology.

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

The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  As of September 30, 2015, Cedars-Sinai is not performing any research activities on behalf of the Company.

5. Commitments and Contingencies

Sponsored Research Agreements

In an effort to expand the Company’s intellectual property portfolio to use antigens to create personalized immunotherapies, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below.

Novella Clinical LLC

On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the Phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella Clinical will supervise the trial in the United States, Europe and Canada and will recruit approximately 400 patients with newly diagnosed glioblastoma.  The Company anticipates initiating the Phase 3 trial in the fourth quarter of 2015.  As of September 30, 2015, the Company has deposits of $3,725,722 with Novella Clinical that will be applied against the final trial related invoices.  Since the trial is not expected to be completed within the next twelve months, this amount is included in deposits and reflected as a non-current asset on the September 30, 2015 balance sheet. The Company may terminate this agreement upon 60 days’ notice.

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

Licensing Agreements

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

The Company and JHU each have termination rights that include termination for any reason and for reasons relating to specific performance or financial conditions.   Effective September 24, 2013, the Company entered into an Amendment No. 1 to the Exclusive License Agreement that updated certain milestones.  Effective August 7, 2015, the Company entered into a Second Amendment to Exclusive License Agreement that amended certain sections of the License Agreement and further updated certain milestones.

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

PCT, LLC

On June 11, 2015, the Company entered into a Services Agreement with PCT, LLC, a Caladrius Company (PCT), a subsidiary of Caladrius Biosciences, Inc.

Pursuant to the terms of the Agreement, PCT will provide current good manufacturing practice (cGMP) services for the Phase 3 manufacture of ICT-107 and Phase 1 manufacture of ICT-121. PCT will provide, among other things, a controlled environment room on a semi-dedicated basis and qualified personnel to conduct runs as the parties mutually agree in writing and schedule. PCT’s facilities are registered with the FDA for testing; packaging; processing; storage; labeling and distribution of Peripheral Blood stem and Somatic Cell therapy products, and maintain cGMP-compliant quality systems.

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

Employment Agreements

The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.1 million and the potential bonus is approximately $400,000.  During the nine months ended September 30, 2015, the Company issued an aggregate of 1,125,000 stock options to its management at a weighted average exercise price of $0.58 that vest over a period of 4 years.  Additionally, during the nine months ended September 30, 2015, the Company issued 260,000 restricted shares of the Company’s common stock that will vest in March 2017.

Operating Lease

The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental increases by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $75,000 and $74,000 for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2015	25,662
2016	68,432
Total	$94,094

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

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million is currently registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through September 30, 2015, the Company sold 6,949,261 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,402,383.  As of September 30, 2015, aggregate gross sales for additional common stock of approximately $7,081,494 remained available under the Sales Agreement.  No shares were sold during the three or nine months ended September 30, 2015.

Stock Options

In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 4,761,478 common shares have been granted under the Plan and are outstanding as of September 30, 2015. Additionally, 260,000 shares of restricted common stock have been granted to management and 40,000 to members of the Company’s Board of Directors under the Plan.  As of September 30, 2015, there were 4,111,517 options available for issuance under the Plan.

The following table summarizes stock option activity for the Company during the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2014	9,314,765	$1.19	0	0
Granted	1,818,000	$0.55	0	0
Exercised	50,000	$0.27	0	0

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Forfeited or expired	(379,111)	$(1.74)	0	0
Outstanding September 30, 2015	10,703,654	$1.19	3.36	$0
Vested at September 30, 2015	8,080,832	$1.22	1.90	$0

As of September 30, 2015, the total unrecognized compensation cost related to unvested stock options amounted to $2.4 million, which will be recognized over the weighted-average remaining requisite service period of approximately 15 months.

On March 20, 2015, the Company issued an aggregate of 260,000 shares of restricted common stock to certain members of management.  The shares will vest on March 19, 2017.  For accounting purposes, these shares were valued at $0.58, which was the stock price on the date of grant, and will be expensed over the service period of two years from the date of grant.   On September 18, 2015, the Company issued an aggregate of 40,000 shares of restricted common stock to certain members of the Company’s Board of Directors of which 20,000 were vested on the grant date and 20,000 will vest if certain market conditions are met.

Warrants

In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50. The warrants had a five-year term from the date of issuance. On May 16, 2015, the remaining warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 expired. (See “Warrant Liability” below.)

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,609,898 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. During the quarter ended June 30, 2014, the exercise price was further adjusted to $1.85 and the number of warrants outstanding was proportionately increased to 2,854,196 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended September 30, 2014, the exercise price was further adjusted to $1.84 and the number of warrants outstanding was proportionately increased to 2,869,696 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended December 31, 2014, the exercise price was further adjusted to $1.79 and the number of warrants outstanding was proportionately increased to 2,949,845 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  As a result of the February 2015 underwritten public offering, the exercise price of the warrants was further adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836.  As of September 30, 2015, warrants to purchase 3,666,836 shares of the Company’s common stock remain outstanding related to this private placement. (See “Warrant Liability” below.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2015, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2015, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price.  Accordingly, these warrants do not qualify for equity treatment.  As of September 30, 2015, warrants to purchase 18,655,000 shares of the Company’s common stock remain outstanding relating to this public offering. (See “Warrant Liability” below.)

Warrant Liability

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On September 30, 2015, the price per share of Company’s common stock was $0.42 per share compared to $0.73 per share at December 31, 2014.

In connection with the sale of Preferred Stock in May 2010, the Company issued to the investors warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contained a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period and any change in value was recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. For the three and nine months ended September 30, 2014, the Company recorded a credit to other income of $320,167 and $268,527, respectively. For the three and nine months ended September 30, 2015, the Company recorded a credit to other income of $7,746.  The remaining warrants expired during the three months ended June 30, 2015.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $368,524 to reflect the issuance of the additional warrants. As of result of the Company’s Controlled Equity Offering during 2014, the exercise price of the warrants was adjusted to $ 1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. The Company recorded a charge to financing expense of $62,683 to reflect the issuance of the additional warrants.  As of result of the Company’s February 2015 underwritten public offering, the exercise price of the warrants was adjusted to $ 1.44 and the number of warrants was proportionately increased to 3,666,836 . The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three and nine months ended September 30, 2014, the Company recorded a credit to other income of $239,706 and $124,413, respectively.  As of September 30, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 45%; (iii) risk free interest rate of .054.% and (iv) expected term of .39 years. For the three and nine months ended September 30, 2015, the Company recorded a credit to other income of $22,001 and $678,912, respectively. As of September 30, 2015, the carrying value of the warrant liability is $0.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $0.66.  Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  As of September 30, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 94%; (iii) risk free rate of 1.23% and (iv) expected term of 4.36 years.  For the three and nine months ended September 30, 2015, the Company recorded a credit to other income of $317,135 and $1,641,640, respectively. As of September 30, 2015, the carrying value of the warrant liability is $2,555,735.

Volatility has been estimated using the historical volatility of the Company’s stock price.

The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Balance – January 1	$597,719	$1,064,810
Issuance of warrants and effect of repricing	4,286,314	34,078
Exercise of warrants	0	0
(Gain) or loss included in earnings	(2,328,298)	(392,940)
Transfers in and out/or out of Level 3	0	0
Balance – September 30	$2,555,735	$705,948

Additionally, during the nine months ended September 30, 2015 and 2014, the Company recorded a charge to financing expense of $88,939 and $34,078, respectively, to reflect the issuance of the additional warrants.

7.  California Institute of Regenerative Medicine Award

On September 18, 2015 the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award provides for a $4 million project initial payment and up to $15.9 million in future milestone payments that are primarily dependent on patient enrollment in the ICT-107 Phase3 trial.  Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM.  The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees.  The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company has the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercises it right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (0.32% as of September 30, 2015) plus 25% per annum.  Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company plans to account for this award as a liability rather than revenue.  If the Company was to lose this funding, it may be required to delay, postpone, or cancel its clinical trials or otherwise reduce or curtail its operations unless it is able to obtain adequate financing for its clinical trials from additional sources.  As of September 30, 2015, the Company has not received any proceeds from this award.

8. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three or nine months ended September 30, 2015 or September 30, 2014.

9. Income Taxes

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

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2015	September 30, 2014
Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	12%	-2%
Change in valuation allowance for deferred tax assets	28%	42%
Total	0%	0%

Deferred taxes consisted of the following:

	September 30, 2015	December 31, 2014
Net operating loss carryforwards	$20,155,461	$16,302,000
Stock-based compensation	2,503,106	2,191,000
Less valuation allowance	(22,658,567)	(18,493,000)
Net deferred tax asset	$0	$0

As of December 31, 2014, the Company had federal and California income tax net operating loss carry forwards of approximately $40.8 million, and as of September 30, 2015, management has estimated federal and California income tax net operating loss carry forwards of approximately $50.4 million. These federal and California net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.

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

10. Subsequent Events

Effective October 1, 2015, Dr. John Yu provided notice of his resignation from his position as Chief Scientific Officer of the Company. Dr. Yu will remain a member the Board of Directors of the Company, but will no longer serve as chairman. Dr. Yu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Dr. Yu will continue to provide services to the Company pursuant to a consulting agreement, effective October 1, 2015. Pursuant to the agreement, Dr. Yu will support the execution of the phase 3 clinical trial of ICT-107 and assist with the evaluation and acquisition of outside technology. Dr. Yu will receive a fee of $11,103 per month. The term of the agreement expires on December 31, 2015, and may be terminated by either party upon 30 days prior written notice.

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

The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, completed Phase 2 testing in December 2013. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company is holding the initiation of its ICT-140 trial until we can find a partner for the program to share expenses or until we have secured sufficient financial resources to complete the ICT-107 Phase 3 program. Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of September 30, 2015, the Company had an accumulated deficit of $69,327,757. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Research and Development Costs

Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the nine months ended September 30, 2015 and 2014, we recorded an expense of $6,827,691 and $4,646,156, respectively, related to research and development activities.

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

Results of Operations

Three months ended September 30, 2015 and 2014

Net Loss

We incurred a net loss of $3,401,255 and $1,889,243 for the three months ended September 30, 2015 and 2014, respectively. The increase in the net loss is primarily due to an increase in research and development expenses during the most recent quarter.  Additionally, general and administrative and stock based compensation expenses were also higher during the quarter ended September 30, 2015.

Revenues

We did not have any revenue during the three months ended September 30, 2015 and 2014 and we do not expect to have any revenue in 2015.

Expenses

Research and development expenses for the three months ended September 30, 2015 were $2,592,255 compared to $1,486,352 in the same period in 2014.  During the quarter ended September 30, 2015, we incurred expenses related to the start-up and planning of the Company’s ICT-107 Phase 3 trial.  We also increased the number of participating sites in the Company’s ICT-121 program.  Additionally, we incurred expenses related to our stem cell immunotherapies for the treatment of cancer.  These incremental expenses were partially offset by the wind down of expenses related to the Phase 2 trial of ICT-107.  As of December 31, 2014, our ICT-140 trial for ovarian cancer was placed on hold.  As a result, we incurred minimal expense related to this program during the most recent quarter.  We anticipate that this program will remain on hold until we obtain additional financing or find a partner for this program.

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $908,075 and $786,688, respectively. The increase reflects additional professional fees incurred to support various contract negotiations, patent protection costs and governmental compliance.

Nine months ended September 30, 2015 and 2014

Net Loss

We incurred a net loss of $7,980,831 and $7,250,360 for the nine months ended September 30, 2015 and 2014, respectively. The increase in the net loss is primarily due to an increase in research and development expenses, general and administrative expenses and stock based compensation, partially offset by a credit to other income related to the revaluation of the Company’s warrant derivatives.

Revenues

We did not have any revenue during the nine months ended September 30, 2015 and 2014 and we do not expect to have any revenue in 2015.

Expenses

Research and development expenses for the nine months ended September 30, 2015 and 2014 were $6,827,691 and $4,646,156, respectively. During the nine months ended September 30, 2015 we incurred expenses related to the start-up and planning of our ICT-107 Phase 3 trial.  Additionally, we incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  As of December 31, 2014, our ICT-140 ovarian cancer program was placed on hold.  As a result, we incurred minimal expenses related to this trial during the most recent quarter and we expect future expenses to continue to decline until such time as we obtain additional financing or find a partner for this program.

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $2,731,384 and $2,490,322, respectively. The increase reflects additional professional fees incurred to support various contract negotiations, patent protection costs and governmental compliance.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital of $23,759,175, compared to working capital of $23,152,970 as of December 31, 2014. The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market either of those product candidates is substantially greater than the amount of funds we currently have available. However, we believe that our existing cash balances will be sufficient to fund our operations for at least the next twelve months from the date of filing this Quarterly report on Form 10-Q, although there is no assurance that such proceeds will be sufficient.

On September 18, 2015 we received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund our Phase 3 trial of ICT-107. The award provides for a $4 million project initial payment and $15.9 million in future milestone payments that are primarily dependent on patient enrollment.  We are obligated to share future ICT-107 related revenue with CIRM.  The percentage of revenue sharing is dependent on the amount of the award received by us and whether the revenue is from product sales or license fees.  The maximum revenue sharing amount we may be required to pay to CIRM is equal to nine times the total amount awarded and paid to us.  We have the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, we have the option to convert the award to a loan.  We may exercise this loan conversion option until ten business days after the FDA notifies us that it has accepted our application for marketing authorization.  In the event we exercise our right to convert the award to a loan, we will be obligated to repay the loan within ten business days of making the election including interest at the rate of the three-month LIBOR rate (0.32% as of September 30, 2015) plus 25% per annum.  Since we may be required to repay some or all of the amounts awarded by CIRM, we plan to account for this award as a liability rather than revenue.

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

On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale).

Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through September 30, 2015, we sold 6,949,261 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,402,383.  As of September 30, 2015, we had $7,081,494 available under the Sales Agreement.  See additional discussion in Notes 6 to the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

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

As of September 30, 2015, we had no long-term debt obligations or other similar long-term liabilities. We have various purchase commitments for sponsored research and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts. We do not have any bank credit lines.

Contractual Obligations

The following is a summary of our contractual obligations including those entered into subsequent to September 30, 2015.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unconditional purchase obligations	$78,000	$26,000	$52,000	$-	$-
Operating lease obligation	94,094	94,094	-	-	-
	$172,094	$120,094	$52,000	$-	$-

Cash Flows

We used $13,223,771 of cash in our operations for the nine months ended September 30, 2015, compared to $7,827,982 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015 we incurred expenses related to the start-up and planning of our ICT-107 Phase 3 trial.  We also made deposits of $4.1 million with Novella Clinical LLC, the project’s clinical research organization, and other key vendors.  These deposits will be applied by the vendors against the final amounts owed by the Company at the end of the trial. Since the deposits will not be used to offset vendor expenses in the next twelve months, we have accounted them as non-current assets in the balance sheet.   Additionally, we purchased many of the supplies that will be used during the course of the trial.  Since most of these supplies will be used over a multi-year period, they are included in other assets in the balance sheet.  Additionally, we incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  As of December 31, 2014, our ICT-140 ovarian cancer program was placed on hold.  As a result, we incurred minimal expenses related to this trial during the most recent quarter and we expect future expenses to continue to decline until such time as we secure a partner for this program or obtain sufficient financial resources to complete the ICT-107 Phase 3 program.  During the nine months ended September 30, 2014, we incurred certain pre-clinical expenses related to ICT-121 and ICT‑140 and certain ICT-107 expenses related to patient follow up and data analysis for the Phase 2 trial. Our general and administrative expenses increased between periods as we incurred additional professional fees.  We recorded a non-cash credit of $2,328,298 related to the revaluation of our warrant derivatives.   We had $784,744 of non-cash expenses for the nine months ended September 30, 2015, consisting of $88,939 of financing expense associated with the repricing of warrants resulting from the February 2015 financing, $675,523 of stock based compensation and $20,282 of depreciation expense.  We had $554,379 of non-cash expenses during the nine months ended September 30, 2014, consisting of $483,455 of stock based compensation and $36,846 of depreciation expense and $34,078 of financing expense associated with the repricing of our warrant derivatives resulting from the issuance of shares of our common stock pursuant to our Sales Agreement with Cantor.  Also during the nine months ended September 30, 2014, we recorded a non-cash credit to income of $392,940 related the revaluation of our warrant derivatives.

During the nine months ended September 30, 2015, our investing cash flows used $169,750 primarily to acquire research equipment to support the Phase 3 trial of ICT-107. During the nine months ended September 30, 2014, our investing cash flows used $28,975 to acquire certain research and development equipment and computer software.

As described above, we completed an underwritten public offering during the nine months ended September 30, 2015.  We received net proceeds of $14,599,627, excluding $105,563 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants.

During the nine months ended September 30, 2015, we received proceeds of $6,750 from the exercise of stock options.  We did not receive any proceeds from the exercise of warrants or from our controlled equity offering.  During the nine months ended September 30, 2014, we received net proceeds of $1,045,000 from the exercise of stock options and $2,681,448 in net proceeds from our controlled equity offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 10,  2015 with the SEC.

 Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit No.	Description
10.1†	Second Amendment to Exclusive License Agreement dated August 7, 2015 between ImmunoCellular Therapeutics, Ltd. and Johns Hopkins University
10.2	Employment Agreement dated September 15, 2015 between David Fractor and ImmunoCellular Therapeutics. Ltd.*
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†

Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission

*	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2015		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

IMMUNOCELLULAR THERAPEUTICS, LTD.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2015

Exhibit No.	Description
10.1†	Second Amendment to Exclusive License Agreement dated August 7, 2015 between ImmunoCellular Therapeutics, Ltd. and Johns Hopkins University
10.2	Employment Agreement dated September 15, 2015 between David Fractor and ImmunoCellular Therapeutics. Ltd.*
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†

Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission

*	Indicates a management contract or compensatory arrangement.