Form 10-K
period 2015-12-31
ImmunoCellular Therapeutics, Ltd.
filed 2016-03-30
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $42,419,767.
There were 91,727,797 shares of the registrant’s common stock outstanding on March 23, 2016.
Documents incorporated by reference:
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

PART I.
Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” “Company” and “the Registrant” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation and its subsidiaries.

Item 1.	Business
ImmunoCellular Therapeutics, Ltd. is a clinical-stage biotechnology company that is developing immune-based therapies for the treatment of cancers. Immunotherapy is an emerging approach to treating cancer in which a patient’s own immune system is stimulated to target tumor antigens, which are molecular signals that the immune system uses to identify foreign bodies. While some other cancer immunotherapies only target a single cancer antigen, our technology can elicit an immune response against several antigens. Our cancer immunotherapies are also distinguished by the fact that they target cancer stem cells (CSCs), which are the primary drivers of tumor growth and disease recurrence. Our most advanced product candidate, ICT-107, recently began phase 3 testing in which we anticipate randomizing 414 patients in about 120 clinical sites in the U.S., Canada and Europe. In addition, we have a portfolio of other potential therapeutic immunotherapies using our proprietary approach to treating cancer.
ICT-107, our lead product candidate, is a dendritic cell (DC) vaccine for the treatment of newly diagnosed glioblastoma multiforme (GBM), the most common and lethal type of brain cancer. ICT-107 is designed to activate a patient’s immune system to target six different tumor-associated antigens. ICT-107 has completed phase 2 testing with results reported in December 2013. Additional updated results were reported in June 2014 and November 2014. In November 2015, overall survival (OS) was additionally updated and reported. The phase 2 clinical trial was designed as a double-blind, placebo-controlled (2:1 randomized), multicenter evaluation of the safety and efficacy of ICT-107 in patients with newly diagnosed GBM. From January 2011 until September 2012, the trial enrolled 278 patients at 25 centers throughout the U.S. and 124 patients were randomized to ICT-107 or placebo. As reported in November 2015, ICT-107 treated patients had a numerical advantage in OS of 1.6 months more than placebo patients in the intent-to-treat (ITT) population but the difference in survival between ICT-107 and placebo treated patients (the primary efficacy endpoint of the trial), did not reach statistical significance (p-value = 0.44; Hazard Ratio = 0.85). For Progression-Free Survival (PFS), an important secondary efficacy endpoint, the most updated results were reported in November 2014 when ICT-107 treated patients had a 1.3 month advantage in median PFS compared with placebo patients in the ITT population. This difference in PFS between ICT-107 and placebo treated patients reached statistical significance (p-value = 0.03; Hazard Ratio = 0.64). ICT-107 was generally well tolerated, with no imbalance in adverse events between the treated and placebo groups.
The ICT-107 treatment effect appears to be strongest in the pre-defined subgroup of HLA-A2 patients. We analyzed HLA-A2 patients according to their methylation (MGMT) gene status (unmethylated or methylated) which is a known predictor of responsiveness to standard of care chemotherapy. While the subgroups we analyzed were small in size, and not powered to show statistical significance, the numeric advantages in favor of the ICT-107 treated patients were shown to be large and clinically meaningful. Median OS for the HLA-A2 methylated MGMT per protocol (PP) population was 37.7 months for the ICT-107 patients and 23.9 months for the control group, representing a 13.8 month median OS numeric benefit for the ICT-107 treated group while not achieving statistical significance (p-value = 0.65; Hazard ratio = 0.80). Median OS for the HLA-A2 unmethylated MGMT PP population was 15.8 months for ICT-107 patients and 11.8 months for the control group, representing a 4 month median OS numeric benefit for the ICT-107 treated group while not achieving statistical significance (p-value = 0.33; Hazard Ratio = 0.70).

We decided to pursue phase 3 testing of ICT-107 in HLA-A2 patients on the basis of the updated phase 2 ICT-107 trial data, post-phase 2 discussions with U.S. and European regulators and consultation with GBM key opinion leaders. The phase 3 design was submitted to the U.S. FDA and received Special Protocol Assessment (SPA) in August 2015. Patient screening began in November 2015 in the U.S. We anticipate that it will take 25 months from initial enrollment to randomize a target of 414 patients and that the trial overall will require 4-5 years from initial enrollment to complete and report results. There are currently two interim analyses to be conducted by the Independent Data Monitoring Committee (DMC). The first is a futility assessment that will occur when 33% of the required trial events have occurred. We estimate that the triggering condition for this assessment will occur roughly 2 years into the trial. The second is an efficacy assessment that will occur when 60% of the required trial events have occurred. We estimate that the triggering condition for this assessment will occur roughly 2.5 years into the trial. The trial is being conducted in the U.S., Canada, and Europe and we are working with the major cancer cooperative groups in each region to ensure sufficient and timely access to qualifying patients.
In addition to ICT-107, we are also developing two other therapeutic DC vaccines: ICT-140 for ovarian cancer and ICT-121 for recurrent GBM. ICT-140 targets seven tumor-associated antigens expressed on ovarian cancer cells. Some of the antigens utilized in ICT-140 were also used in ICT-107. We filed an investigational new drug (IND) application for ICT-140 at the end of 2012 and the IND was allowed by the FDA in January 2013. We subsequently twice modified the design of the trial and amended the IND to reflect these changes in May 2013 and September 2014. These amendments were allowed by the FDA shortly after the submissions. During the interim time period, we upgraded our generalized DC vaccine manufacturing process to bring it to a phase 3 and commercial ready state. We plan to use this improved process to manufacture clinical supplies for the ICT-140 trial. We are holding the initiation of this trial until we can find a partner to share expenses or until we have secured sufficient financial resources to complete the ICT-107 phase 3 program. ICT-121 specifically targets CD133, a CSC marker that is overexpressed in a wide variety of solid tumors, including ovarian, pancreatic, and breast cancers. We began screening patients in September 2013 for a single-site phase 1 trial in recurrent GBM. Originally it was our intention to enroll 20 patients at one site. However, during 2014, we determined that enrollment would occur faster if additional sites were added to the study. In 2015 we added five sites and made modifications in the screening criteria to facilitate enrollment. We anticipate the trial will be fully enrolled by the end of 2016.
In September 2014, we entered into a licensing agreement with the California Institute of Technology (Caltech) for exclusive rights to novel technology for the development of stem cell immunotherapies for the treatment of cancer. The technology originated from the labs of David Baltimore, Ph.D., Nobel Laureate and President Emeritus at Caltech, and utilizes the patient’s own hematopoietic stem cells to create antigen-specific killer T cells to treat cancer. We plan to utilize this technology to expand and complement our dendritic cell-based cancer vaccine platform, with the goal of developing new immunotherapies that kill cancer cells in a highly directed and specific manner and that can function as monotherapies or in combination therapy approaches.
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
The first step in the research program for this Stem-to-T-Cell technology is to identify the genetic sequence of a TCR which will become the basis for the product development program. In November 2015, we entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center with the goal of identifying a TCR sequence. In addition, in 2015 we acquired an option from Stanford University to evaluate certain technology related to the identification of TCRs that could prove useful in supporting our Stem-to-T-Cell research efforts.
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
While we believe that we have a promising technology portfolio of multiple clinical-stage candidates, we do not currently anticipate that we will generate any revenues from either product sales or licensing in the foreseeable future. We have financed the majority of our prior operations through the sales of securities and believe that we may access grants and awards to supplement future sales of securities. On September 18, 2015, the Company received an award in the amount of $19,919,449 from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award provides for a $4,000,000 project initial payment, which was received during the fourth quarter of 2015, and up to $15,919,449 in future milestone payments that are primarily dependent on patient enrollment in the ICT-107 Phase 3 trial. Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and received by the Company. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (0.61% as of December 31, 2015) plus 25% per annum.
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
Technology and Potential Products
The table below summarizes the status of our ICT-107, ICT-121 and ICT-140 product candidates and other technologies:

PRODUCT CANDIDATE	TARGET INDICATION	STATUS
Active Immunotherapies

ICT-107 (DC-based vaccine targeting CSCs and cancer antigens)	Newly diagnosed GBM	Phase 3 enrolling patients

ICT-140 (DC-based vaccine targeting CSCs and cancer antigens)	Ovarian cancer	Phase 2 pending

ICT-121 (DC-based vaccine targeting CD133+ CSCs)	Recurrent GBM and other solid tumor cancers	Phase 1 enrolling patients

Stem cell therapies for cancer	To be determined	Pre-clinical
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
Sipuleucel-T was the first cell-based cancer immunotherapy to be approved by the FDA. The prostate cancer vaccine utilizes the patient’s antigen presenting cells (APCs) to target a single tumor antigen known as prostatic acid phosphatase. A randomized phase 3 trial showed that sipuleucel-T was safe and extended the median overall survival of metastatic castrate-resistant prostate cancer patients by four months.
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
In contrast, our DC technology avoids many of sipuleucel-T’s shortcomings. As much as 90% of our final manufacturing product is DCs, which, we believe, can stimulate a much stronger immune response than APCs. Our manufacturing process is typically able to produce about 20 doses from a single apheresis procedure. The DCs can be frozen and stored for long periods. Our phase 2 ICT-107 vaccines have already demonstrated stability beyond two years. Freezing the vaccine eliminates the need to ship the product back to patients within 18 hours. Also, DCs can be administered more conveniently by intradermal injection versus intravenous infusion for sipuleucel-T.
Product Candidates
ICT-107
The American Cancer Society (ACS) estimates that about 23,770 malignant tumors of the brain and spinal cord were diagnosed in the U.S. in 2015. GBM is the most prevalent and aggressive form of brain cancer. Over 10,000 new patients are diagnosed with GBM in the U.S. each year. Despite advances in surgery, radiation, and chemotherapy, recurrence is almost a certainty, occurring on average within 6.9 months. The median survival time for newly diagnosed GBM patients is only 14.6 months, and fewer than 10% of these patients live more than five years.
ICT-107 is a DC vaccine that targets six different tumor-associated antigens that are found on patients’ tumor cells; at least four of the six antigens are highly expressed on CSCs. The therapeutic vaccine is intended to be used subsequent to conventional therapy or concomitantly with chemotherapy in patients with newly diagnosed GBM. Results from a phase 1 clinical trial at Cedars-Sinai Medical Center in Los Angeles showed that ICT-107 was well tolerated, with no significant adverse events reported. Of the 16 newly diagnosed patients treated with ICT-107, seven continue to survive beyond six years. Six of the 16 patients were disease free over five years. One of these six patients later died from leukemia without recurrence of GBM, one progressed at 62 months, and four patients are still free of disease. The median PFS in the 16 newly diagnosed patients enrolled in the trial was 16.9 months, and median OS was 38.4 months—the latter representing a 20 month advantage as compared to historical standard of care in similar patients.
In June 2010, ICT-107 for the treatment of glioblastoma or brain stem glioma was granted Orphan Drug status by the FDA, making the product candidate eligible, under certain circumstances, for marketing exclusivity and other potential benefits.
In September 2010, we entered into a Master Services Agreement (MSA) with Aptiv Solutions (formerly Averion International Corp.), a clinical research organization. Under the MSA, Aptiv Solutions provides us with clinical trial support services in connection with and over the course of our phase 2 clinical trial for ICT-107, including overseeing enrollment of patients and execution. The MSA, which may be terminated by us at any time, provides for a limit of approximately $5.0 million on the fees that we will be obligated to pay if all of the planned services are actually provided.
In January 2011, we entered into a vaccine production agreement with the University of Pennsylvania, who assisted us in the Good Manufacturing Practice (GMP) production of ICT-107 for the phase 2 trial. In October 2011, we entered into an agreement with Progenitor Cell Therapy, LLC to serve as a second manufacturer of ICT-107 for the phase 2 trial.
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
In March 2015, we entered into a vaccine production agreement with PharmaCell B.V. to serve as the European manufacturer of ICT-107 for the phase 3 trial.
In June 2015, we entered into a vaccine production agreement with PCT, LLC, a Caladrius Company, a subsidiary of Caladrius Biosciences, Inc. to serve as the North American manufacturer of ICT-107 for the phase 3 trial.
In June 2015, we entered into a MSA with Novella Clinical LLC, a clinical research organization. Under the MSA, Novella provides us with clinical trial support services in connection with and over the course of our phase 3 clinical trial for ICT-107, including overseeing enrollment of patients and execution. The MSA, which may be terminated by us at any time, provides for a limit of approximately $40.0 million on the fees that we will be obligated to pay if all of the planned services are actually provided.
In August 2015, the ICT-107 phase 3 trial design, that was submitted earlier to the U.S. FDA, received Special Protocol Assessment (SPA).
ICT-140
The ACS estimates that in the U.S. about 22,280 women will receive a new diagnosis of ovarian cancer and about 14,240 will die from ovarian cancer in 2016. The National Cancer Institute reports that ovarian cancer is the ninth leading cause of cancer death in the United States and the lifetime risk is approximately 1.4%. By contrast according to the most recent estimates 39% of women who inherit a harmful BRCA1 mutation and 11% to 17% of women who inherit a harmful BRCA2 mutation will develop ovarian cancer by age 70.
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
ICT-140 is a DC vaccine that targets seven tumor-associated antigens expressed on ovarian cancer cells. Some of the antigens utilized in ICT-140 are also used in ICT-107. We filed an investigational new drug (IND) application for ICT-140 at the end of 2012 and the IND was allowed by the FDA in January 2013. We subsequently twice modified the design of the trial and amended the IND to reflect these changes in May 2013 and September 2014. These amendments were allowed by the FDA shortly after the submissions. During the interim time period, we upgraded our generalized DC vaccine manufacturing process to bring it to the level of phase 3 and commercial ready. We plan to use this improved process to manufacture clinical supplies for the ICT-140 trial. We are holding the initiation of this trial until we have secured a partner and/or sufficient financial resources to complete the ICT-107 phase 3 program.

ICT-121
The Company and Cedars-Sinai Medical Center have discovered antigen peptides that can elicit a T cell immune response against CD133, a marker that is commonly present on CSCs. CD133-positive CSCs have been identified in a number of different cancers, including gliomas, colon cancer and pancreatic cancer.
ICT-121 specifically targets CD133, a CSC marker that is overexpressed in a wide variety of solid tumors, including ovarian, pancreatic, and breast cancers. We began screening patients in September 2013 for a phase 1 trial in recurrent GBM. Originally it was our intention to enroll 20 patients at one site. However, during 2014, we determined that enrollment would occur faster if additional sites were added to the study. In 2015 we added five sites and made modifications in the screening criteria to facilitate enrollment. We anticipate the trial will be fully enrolled by the end of 2016.
Intellectual Property Agreements
Cedars-Sinai Agreements
In November 2006, we entered into a license agreement with Cedars-Sinai (the Original License Agreement). As an upfront licensing fee, we issued Cedars-Sinai 694,000 shares of common stock and paid Cedars-Sinai $62,000. Subsequently, we issued Cedars-Sinai an additional 100,000 shares of our common stock as an additional license fee.
On May 13, 2015, we entered into an Amended and Restated Exclusive License Agreement (the Amended License Agreement) with Cedars-Sinai to amend and restate the terms of the Original License Agreement.
Pursuant to the Amended License Agreement, we acquired an exclusive, worldwide license from Cedars-Sinai to certain patent rights and technology developed in the course of research performed at Cedars-Sinai into the diagnosis of diseases and disorders in humans and the prevention and treatment of disorders in humans utilizing cellular therapies, including dendritic cell-based vaccines for brain tumors and other cancers and neurodegenerative disorders. Under the Amended License Agreement, we will have exclusive rights to, among other things, develop, use, manufacture, sell and grant sublicenses to the licensed technology.
We have agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. Among other milestone payments, we will be required to pay to Cedars-Sinai specified milestone payments upon commencement of the first Phase 3 clinical trial for our first product and upon first commercial sale of our first product. If both of these milestones are met, the required milestone payments will total $1.1 million. We will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of our sublicensing income based on the licensed technology.
The Amended License Agreement will terminate on a country-by-country basis on the expiration date of the last-to-expire licensed patent right in each such country. Either party may terminate the Amended License Agreement in the event of the other party’s material breach of its obligations under the Agreement if such breach remains uncured 60 days after such party’s receipt of written notice of such breach. Cedars-Sinai may also terminate the Amended License Agreement upon 30 days’ written notice to us that a required payment by us to Cedars-Sinai under the Amended License Agreement is delinquent.
We have also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million. The last agreement concluded on March 19, 2014 at an incremental cost of $126,237. As of December 31, 2015, Cedars-Sinai is not performing any research activities on behalf of the Company.
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
Pursuant to the license agreement, we paid an upfront licensing fee in the low hundreds of thousands of dollars, payable half in cash and half in shares of common stock. We are obligated to pay milestone license fees upon completion of specified milestones totaling single digit millions of dollars if all milestones are met, customary royalties based on a low single digit percentage of net sales and sublicensing payments shared at a low double digit percentage, as well as annual minimum royalties increasing over time and ranging from low tens of thousands to low hundreds of thousands of dollars. We will also be responsible for reimbursing JHU for reasonable costs associated with the preparation, filing, maintenance and prosecution of the technology subject to the license. In September 2013, we entered into Amendment No. 1 to the license agreement that updated certain milestones. In August 2015, we entered into a Second Amendment to Exclusive License Agreement that amended certain sections of the license agreement and further updated certain milestones.
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
In addition, in October 2015 Novocure received regulatory approval to market its Optune™ device in the U.S. for the treatment of newly diagnosed glioblastoma. The device delivers low-intensity, intermediate frequency, alternating electric currents to the brain. The adoption of this device could impact the speed of the ICT-107 phase 3 enrollment and its potential market should ICT-107 ultimately receive regulatory approval.
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
Intellectual Property
As discussed further below, as of December 31, 2015, we had rights to or owned a portfolio of issued patents and pending patent applications that include claims that cover, or would cover if issued, antigen compositions of our dendritic cell vaccines, methods of use associated therewith, other related technologies, and stem cell technology.
In 2006, we licensed cancer vaccine technology from the Cedars-Sinai Medical Center. To date, three U.S. patents have issued, possessing expiration dates ranging from about 2024 to 2031, covering our ICT-107 product candidate, and related patent protection is pending in the U.S. and Canada. Three U.S. patents have also issued covering our cancer vaccine product candidate ICT-121, and these patents possess expiration dates of about 2028 to 2030; corresponding patent protection is pending or has issued in several foreign jurisdictions. For our ICT-140 product candidate, patent applications are pending in the U.S. and several foreign jurisdictions; any patents to issue from these applications will have an expiration date of about 2034. One or more of the U.S. patents and foreign applications, should they issue, may be entitled to an increased term due to, for example, patent term extension or additional proprietary protection through a supplementary protection certificate.
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
Dr. John Yu, a co-inventor of our cellular-based therapy technology who serves on our Board of Directors, is employed by Cedars-Sinai, which may assert that future intellectual property generated by Dr. Yu belongs to that institution rather than to us, and we may be required to seek a license from Cedars-Sinai for any such rights.
Employees
As of March 23, 2016, we have six full-time employees and four part-time employees. In addition, we have a number of consulting agreements for clinical development, regulatory affairs, investor relations and business development. We outsource all of our drug discovery research, process development, manufacturing and clinical development to third parties with expertise in those areas.
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
After the IND becomes effective, a company may commence human clinical trials. However, the FDA may place the IND on clinical hold at any time, which requires that issues concerning safety of the product or trial be resolved to the FDA’s satisfaction prior to resuming activities under the IND. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product candidate in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product candidate in a patient population somewhat larger than phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple test sites. A company must submit to the FDA a clinical protocol, accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial.
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

Item 1A.Risk Factors.
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
We are a pre-revenue stage company with research and development activity based on two products in clinical development. We may be unable to successfully develop or market any of our current or proposed product candidates, those product candidates may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any recurring revenues to date, and we do not expect to generate any such revenues for a number of years.
Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of regulatory requirements and any future clinical trials for our lead vaccine product candidate, ICT-107. We have only six full-time employees and four part-time employees, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

•	obtain additional financial resources and meet milestones under award funding necessary to develop, test, manufacture and market our vaccine product candidates, in particular ICT-107;

•	engage corporate partners to assist in developing, testing, manufacturing and marketing our vaccine product candidates or any future product candidates that we may develop;

•	satisfy the regulatory requirements for acceptable pre-clinical and clinical trial studies or to timely enroll patients;

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
In addition, our product candidates may cause undesirable side effects. Results of preclinical research with our vaccine product candidates or any other or future product candidates that we may develop or clinical results with formulations used in earlier trials that are similar but not identical to our product candidate formulations may not be indicative of the results that will be obtained in later stages of preclinical or clinical research on our product candidates. In particular, the results generated in our phase 2 trial of ICT-107 may not be indicative of the results that we might obtain in further phase 3 testing of ICT-107.
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
Clinical trials for our product candidates require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. We have in the past experienced some difficulty in enrollment in our clinical trials due to the criteria specified for eligibility for these trials, and we may encounter these difficulties in our ongoing clinical trials for our product candidates. In particular, with respect to ICT-107, we receive award funding based on reimbursement of amounts expended depending upon patient initiation in our ongoing phase 3 clinical trial and any delays in enrollment would negatively impact our cash flow and ability to finance our operations.
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
If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. For example, we currently project that our ICT-107 phase 3 study will accrue and enroll patients based on our historical experience in order to achieve our stated goal of completing enrollment by the end of 2017 and having our interim results at that time and 6 months thereafter. There can be no assurance that we will timely achieve these goals, that we will have sufficient funding to obtain these results or that the results will be favorable.
Before we can market our vaccine product candidates or any other or future product candidates that we may develop, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.
Our current product candidates and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products, particularly vaccines for cancer, is high and, with the exception of Dendreon Corporation’s (now Valeant Pharmaceuticals) antigen presenting cell vaccine for the treatment of prostate cancer, no cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing.
ICT-121 has only enrolled a limited number of patients and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.
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
Regulatory authorities in the United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the

United States means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. In Europe, orphan drug exclusivity means that we will have market exclusivity for ten years. We have obtained orphan drug status in the United States and Europe for ICT-107 to treat GBM and may also seek this status for ICT-140 to treat ovarian cancer and for ICT-121 to treat recurrent GBM if we meet the eligibility criteria. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.
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
Several companies are developing immunotherapies to treat newly diagnosed GBM. For example, Celldex Therapeutics, Inc. is conducting a phase 3 clinical trial for its EGFRvIII-targeted cancer vaccine, rindopepimut. Northwest Biotherapeutics is also conducting a phase 3 study with DCVax, a DC-based tumor lysate vaccine. Agenus Inc. has recently completed a phase 2 clinical trial with its heat shock protein and tumor-derived peptide vaccine (HSPPC-96).
In addition to the previously mentioned companies developing cancer immunotherapies, there are also several pharmaceutical companies, including OncoMed Pharmaceuticals, Inc., Verastem, Inc., Stemline Therapeutics, Inc. and Infinity Pharmaceuticals, Inc., that are pursuing drugs that target CSCs. Stemline is currently developing a peptide treatment, SL-701, for brain cancer.
In addition, in October 2015 Novocure received regulatory approval to market its Optune™ device in the U.S. for the treatment of newly diagnosed glioblastoma. The device delivers low-intensity, intermediate frequency, alternating electric currents to the brain. The adoption of this device could impact the speed of the ICT-107 phase 3 enrollment and its potential market should ICT-107 ultimately receive regulatory approval.

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
Our 2006 Equity Incentive Plan, as amended, expired in January 2016 and the failure to obtain necessary stockholder approval of a new equity plan could adversely affect the recruitment and retention of management and key personnel.
In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package that includes equity-based compensation. Our sole equity incentive plan, the 2006 Equity Incentive Plan, as amended, expired in January 2016. In March 2016, our Board of Directors adopted a 2016 Equity Incentive Plan, subject to approval by our stockholders at our 2016 Annual Meeting.
Our performance depends on attracting, motivating and retaining executive talent and other key personnel. Competition for qualified personnel in our industry is significant. There can be no assurance that our stockholders will approve our new equity plan proposal, and our recruitment and retention efforts may be adversely affected by our inability to compete for qualified candidates in a highly competitive market, and we may experience difficulty in implementing our business strategy.
We are dependent on our key personnel, and the loss of one or more of our key personnel would materially and adversely affect our business and prospects.
We are dependent on our officers and directors for their scientific or managerial skills. Except for our President and Chief Executive Officer, our Senior Vice President – Strategic Resources and our Senior Vice President - Research, we do not have any full-time executive management personnel. We do not currently maintain key man life insurance on any of our scientific or management team. All of our full-time executive management personnel can terminate their services to us at any time. The loss of any of these individuals would materially and adversely affect our business.
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
With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. As of December 31, 2015, we had an accumulated deficit of $74.1 million. We do not have any products that generate revenue from commercial product sales. Our operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present product candidates or future product candidates that we may develop and maintain our operations. There can be no assurances that capital will be available to us when and if we require additional capital on terms that are acceptable to us or favorable to our existing stockholders, or at all.
As our product candidates advance in clinical development, we will require significant additional funding, and our future access to capital is uncertain.
It is expensive to develop and commercialize cancer immunotherapy candidates and the study size requirements and costs for product candidates such as ICT-107 may not be feasible due to our inability to raise sufficient capital. For example, we estimate that the external cost of completing our ICT-107 phase 3 clinical trial will be approximately $40 to $50 million. Our existing resources will not be sufficient for us to complete the phase 3 trial and our current grant funding from CIRM will only result in $20 million of funding if we can timely and successfully achieve the enrollment milestones for reimbursement under the award. As a result, we expect that we will need to raise significant additional capital to achieve the interim results and to complete the trial if the interim results are positive. It is possible that we will not achieve the progress that we expect with respect to ICT-107 because the actual costs and timing of conducting a large phase 3 clinical trial are difficult to predict and are subject to substantial risks and delays. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

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
As of March 23, 2016, we had approximately $14.75 million available for offer and sale pursuant to our Sales Agreement with Cantor Fitzgerald & Co., as agent. Sales under our Sales Agreement are registered on a registration statement on Form S-3. Pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using our Sales Agreement. Other than our Sales Agreement and our award from the California Institute of Regenerative Medicine, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.
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
Our future capital needs are uncertain and our independent registered public accounting firm has expressed in its report on our 2015 audited financial statements a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed.  We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
Our financial statements for the year ended December 31, 2015 included in Item 8 of this Annual Report on Form 10-K have been prepared assuming we will continue to operate as a going concern.  However, due to our ongoing operating losses, negative cash flows from operations, our need to finance to continue our ongoing clinical trials and conduct research and our accumulated deficit, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing.  Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our clinical development, research and operating activities or we may not be able to continue as a going concern.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included in Item 8 of this Annual Report a substantial doubt regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.
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
Risks Relating to SEC Investigation
The proposed agreement in principle with the SEC may not become final in its proposed form and could be materially more adverse to us than currently anticipated.
We have agreed in principle with the staff of the SEC on a proposed settlement framework related to an investigation principally of our former Chief Executive Officer involving conduct between November 2011 and August 2012 regarding the publication of articles without disclosing that they were paid for by us or investor relations firms hired by us. We would consent to the entry of an administrative order requiring that we cease and desist from any future violations of Sections 5, 17(a), and 17

(b) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, subject to approval by the Commissioners of the SEC, without admitting or denying any allegations. The proposed settlement also involves the adoption of certain corporate governance amendments to our policies and practices, in particular as it relates to the retention of investor relations and public relations firms.   The proposed settlement is contingent upon execution of a formal offer of settlement and approval by the Commissioners of the SEC, neither of which can be assured.  Based upon the settlement framework with the staff of the SEC,  we have not accrued and does not currently expect to accrue a liability related to this matter.  However, any final settlement must be approved by the Commission.  If the Commission does not approve the settlement, we may need to enter into further discussions with the SEC to resolve the investigated  matters on different terms and conditions. As a result, there can be no assurance as to the final terms of any settlement including its financial impact or any future adjustment to the financial statements.
If we are not able to execute a formal offer of settlement with the staff of the SEC, of if the settlement is not approved by the Commissioners of the SEC, we may need to enter into further discussions with the SEC to resolve the investigated matters on different terms and conditions. Any different terms and conditions relative to the offer of settlement with the SEC could include any of a broad range of civil sanctions against us and individuals. These include, but are not limited to, injunctive relief, disgorgement, fines, interest and additional modifications to business practices. Any such disgorgement, fines, penalties, interest and other associated costs could be detrimental to our business. Further, if we are not able to execute a formal offer of settlement, or if the settlement is not approved by the Commissioners of the SEC, the matter may require significant management and financial resources, which could otherwise be devoted to the operation of our business.
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
The market prices for our common stock and the securities of other development stage pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between January 1, 2015 and March 23, 2016, the stock price for our common stock has ranged from $0.20 to $0.82. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, pursuant to our Sales Agreement we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $15.1 million. As of March 23, 2016, we had approximately $14.75 million available for offer and sale pursuant to our ATM facility. Sales under our ATM facility are registered on a registration statement on Form S-3. Under applicable rules and regulations, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which would limit our ability to raise funds using our ATM facility. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.
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
Our founder and member of our Board of Directors may be able to prevent other stockholders from influencing significant corporate decisions.
As of March 23, 2016, Dr. John Yu beneficially owned approximately 6.57% of our outstanding common stock. Dr. Yu, our founder and a member of our Board of Directors, is entitled to serve as a director and to designate two of our other directors. Dr. Yu, through his right to name himself plus two of our directors, may be able to direct the outcome of matters presented to our board of directors and our stockholders, including the election of our directors and other corporate actions such as:

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
As of March 23, 2016, we had 91,727,797 shares of common stock outstanding and another 36,916,753 shares of common stock issuable upon exercise of options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We currently maintain our corporate office in Calabasas, California under an operating lease through August 31, 2016 at a monthly rental rate of $8,554. We do not lease or own any other real property.

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
We have agreed in principle with the staff of the SEC on a proposed settlement framework related to an investigation principally of our former Chief Executive Officer involving conduct between November 2011 and August 2012 regarding the publication of articles without disclosing that they were paid for by us or investor relations firms hired by us. We would consent to the entry of an administrative order requiring that we cease and desist from any future violations of Sections 5, 17(a), and 17(b) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, subject to approval by the Commissioners of the SEC, without admitting or denying any allegations. The proposed settlement also involves the adoption of certain corporate governance amendments to our policies and practices, in particular as it relates to the retention of investor relations and public relations firms.   The proposed settlement is contingent upon execution of a formal offer of settlement and approval by the Commissioners of the SEC, neither of which can be assured.  Based upon the settlement framework with the staff of the SEC,  we have not accrued and does not currently expect to accrue a liability related to this matter.  However, any final settlement must be approved by the Commission.  If the Commission does not approve the settlement, we may need to enter into further discussions with the SEC to resolve the investigated  matters on different terms and conditions. As a result, there can be no assurance as to the final terms of any settlement including its financial impact or any future adjustment to the financial statements.

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
Market Information
Our common stock has been traded on the NYSE MKT since May 30, 2012 under the symbol IMUC. Our common stock previously traded on the OTC Bulletin Board over-the-counter market. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2014	$1.58	$0.88
June 30, 2014	$1.45	$1.05
September 30, 2014	$1.16	$0.87
December 31, 2014	$1.03	$0.53
March 31, 2015	$0.82	$0.48
June 30, 2015	$0.55	$0.43
September 30, 2015	$0.59	$0.37
December 31, 2015	$0.53	$0.34
Stockholders
As of March 23, 2016, there were approximately 95 holders of record of our common stock, not including any persons who hold their stock in “street name.”
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
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing activities for its immunotherapy product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, recently began phase 3 testing in which we anticipate randomizing 414 patients in about 120 clinical sites in the U.S., Canada and Europe. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company is holding the initiation of its ICT-140 trial until it can find a partner to share expenses or until it has secured sufficient financial resources to complete the ICT-107 Phase 3 program. Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer. The Company has incurred operating losses and, as of December 31, 2015, the Company had an accumulated deficit of $74,137,740. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
During 2015, the Company received an award of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company's phase 3 trial of ICT-107. The Company received $4 million from CIRM during 2015. See "Liquidity and Capital Resources" for a full discussion.
For additional information about our plan of business operation, see the “Business” section of this Annual Report included in Item 1 of Part I.
Critical Accounting Policies and Management Estimates
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
Research and Development Costs
Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the years ended December 31, 2015, 2014 and 2013, we recorded an expense of $10,896,591, $5,969,182 and

$5,339,716, respectively, related to research and development activities. We expect our research and development expenses in 2016 will increase compared to 2015 as we prepare for and commence the Phase 3 trial of ICT-107, increase patient enrollment for ICT-121 and expand our stem-to-t-cell program.
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
Income Taxes
The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2015, 2014, 2013 and 2012 remain open for possible review.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model. The valuation of the Company's warrant liability is primarily dependent upon the volatility of the Company's stock and the remaining term of the underlying warrants.
California Institute of Regenerative Medicine

During 2015, the Company received an award from the California Institute of Regenerative Medicine (CIRM) of $19.9 million, of which $4 million was received by the Company during 2015, to partially fund the Company’s Phase 3 trial of ICT-107. Under the terms of the award, the Company is required to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan including interest at the rate of the three-month LIBOR rate (0.61% as of December 31, 2015) plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company has accounted for this award as a liability rather than revenue. Additionally, the Company has accrued interest on the loan at the aforementioned rate.

Results of Operations
For the Years Ended December 31, 2015 and 2014
Net Loss
We incurred a net loss of $12,790,814 during the year ended December 31, 2015 compared to a net loss of $9,377,533 in the year ended December 31, 2014. The increase in the net loss in 2015 is primarily due to an increase in research and development expenses, general and administrative expenses and stock based compensation, partially offset by a credit to other income related to the revaluation of our warrant derivatives.
Revenues

We did not have any revenue in the years ended December 31, 2015 or 2014 and we do not expect to have any revenue in 2016.
Expenses
Research and development expenses during the year ended December 31, 2015 were $10,896,591 compared to $5,969,182 for the year ended December 31, 2014. During 2015 we incurred expenses related to the start-up and planning of our ICT-107 Phase 3 trial. Additionally, we incurred expenses related to our stem cell immunotherapies for the treatment of cancer. We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies. As of December 31, 2014, our ICT-140 trial for ovarian cancer was placed on hold. As a result, we incurred minimal expense related to this program during 2015 and we expect future expenses to continue to decline until such time as we obtain additional financing or find a partner for this program.
Our general and administrative expenses for the years ended December 31, 2015 and 2014 were $4,616,500 and $3,889,359 respectively.  The increase reflects additional professional fees incurred to support various contract negotiations, patent protection costs and governmental compliance.

During the year ended December 31, 2015, we incurred $1,175,065 in non-cash expenses, consisting of $916,028 of stock based compensation, $88,939 of financing expense associated with warrant repricing, $36,193 of depreciation expense and $133,905 of interest accrued on the CIRM award. These expenses were offset as the Company recognized a credit of $2,925,258 related to the revaluation of our warrant derivatives.  During the year ended December 31, 2014, we incurred $764,599 in non-cash expenses, consisting of $654,260 of stock based compensation, $62,683 of financing expense associated with warrant repricing and $47,656 of depreciation expense.  These expenses were partially offset as the Company recognized a credit of $529,774 related to the revaluation of our warrant derivatives.  The value of our warrant derivative is highly influenced by the price of our Company’s common stock. As of December 31, 2015, the price of our common stock decreased to $0.36 per share compared to $0.73 per share at December 31, 2014 and $0.93 per share at December 31, 2013.
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
Expenses
Research and development expenses during the year ended December 31, 2014 were $5,969,182 compared to $5,339,716 for the year ended December 31, 2013. During 2014 we increased our spending related to ICT-121 and ICT-140.  The increased spending in these programs was partially offset by decreased spending in our ICT-107 program.   During the third quarter of 2012, we completed our patient enrollment in our Phase 2 trial of ICT-107 and our expenses related to this trial have been decreasing.  We are holding the initiation of our ICT-140 trial until we can find a partner to share expenses or until we have secured sufficient financial resources to commence the ICT-107 phase 3 program.
Our general and administrative expenses for the years ended December 31, 2014 and 2013 were $3,889,359 and $4,120,603 respectively.  The decrease in expenses reflects lower costs in the areas of investor relations and the absence of a litigation matter that occurred during the quarter ended September 30, 2013.  These decreases were partially offset by increases in directors and officers insurance and occupancy costs.

During the year ended December 31, 2014, we incurred $764,599 in non-cash expenses, consisting of $654,260 of stock based compensation, $62,683 of financing expense associated with warrant repricing and $47,656 of depreciation expense.  These expenses were partially offset as the Company recognized a credit of $529,774 related to the revaluation of our warrant derivatives.  During the year ended December 31, 2013, we incurred $778,431 in non-cash expenses, consisting of $724,212 of stock based compensation, $3,817 loss on disposal of assets and $50,402 of depreciation. These expenses were partially offset as the Company recognized a credit of $642,411 related to the revaluation of our warrant derivatives. The value of our warrant derivative is highly influenced by the price of our Company’s common stock. As of December 31, 2014, the price of our common stock decreased to $0.73 per share compared to $0.93 per share at December 31, 2013 and $1.92 per share at December 31, 2012.
Liquidity and Capital Resources
As of December 31, 2015, we had working capital of $22,291,140, compared to working capital of $23,152,970 as of December 31, 2014. The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. .We expect our costs will increase in 2016 primarily to fund the phase 3 trial of ICT-107, and that we will not have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. These factors raise substantial doubt about our ability to continue as a going concern.
On September 18, 2015 we received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund our Phase 3 trial of ICT-107. The award provided for a $4 million project initial payment that we received in November 2015 and $15.9 million in future milestone payments that are primarily dependent on patient enrollment. Our next award will be $3 million when the Phase 3 trial of ICT-107 is 25% enrolled. We are obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by us and whether the revenue is from product sales or license fees. The maximum revenue sharing amount we may be required to pay to CIRM is equal to nine times the total amount awarded and received by us. We have the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, we have the option to convert the award to a loan. We may exercise this loan conversion option until ten business days after the FDA notifies us that it has accepted our application for marketing authorization. In the event we exercise our right to convert the award to a loan, we will be obligated to repay the loan within ten business days of making the election including interest at the rate of the three-month LIBOR rate (0.61% as of December 31, 2015) plus 25% per annum. Since we may be required to repay some or all of the amounts awarded by CIRM, we are accounting for this award as a liability rather than revenue and accruing interest at the aforementioned rate.
On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to which we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined public offering price of $0.60 per share and related warrant. The resulting aggregate net proceeds from the offering was approximately $14.5 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.5 million. The warrants have an exercise price of $0.66 per share and a term of 60 months from the date of issuance. The warrants provide for a weighted-average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions.  Accordingly, these warrants have been accounted for as derivative liabilities and approximately $4.2 million of the net proceeds was allocated to the warrant derivative and the remaining $10.3 million was allocated to equity.
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through December 31, 2015, we sold 6,946,261 shares of our common stock under the Sales Agreement that resulted in net proceeds to the Company of approximately $9,402,383. See additional discussion in Note 6 to the audited consolidated financial statements which are included in this Form 10-K.

As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s stock under the Controlled Equity Offering expired. As of the expiration date we had $7,081,494 remaining under the registration statement. Subsequent to December 31, 2015, the Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) the Company may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75,000,000. Our ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion we received from our auditors. See additional discussion in Notes 6 and 10 to the audited financial statements that are included in this Form 10-K.
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
As of December 31, 2015, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities, other than the CIRM award liability. We have various purchase commitments for sponsored research, which are generally cancelable upon 30 to 120 day notice, and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.
We purchased in advance of the trial a significant portion of the supplies that will be used as part of the Phase 3 trial of ICT-107 as we determined that it was more economical to purchase these supplies in bulk from the manufacturer. Accordingly, these supplies have been capitalized on the balance sheet with those supplies that are expected to be used during the next twelve months included in current assets and the remainder as non-current assets. Peptides and LPS make up the majority of the supplies that have been purchased in advance of the trial. These supplies will be expensed over the course of the trial as patients are enrolled and product is used.

Certain of the Phase 3 ICT-107 vendors required deposits at the outset of the trial. Most vendors will use these deposits to offset invoices at the conclusion of the trial. Accordingly, these deposits are classified as non-current assets on the balance sheet. These deposits are refundable in the event the trial is terminated prior to its conclusion with the vendor applying the deposit against the costs of winding down the trial.

Cash Flows
For the Year Ended December 31, 2015 and 2014
We used $19,039,401 of cash in our operations during the year ended December 31, 2015, compared to $9,936,802 during the year ended December 31, 2014. During 2015, we incurred expenses related to the start-up and planning of our ICT-107 Phase 3 trial. We also made deposits of approximately $4.0 million with Novella Clinical LLC, the project’s clinical research organization, and other key vendors.  These deposits will be applied by the vendors against the final amounts owed by the Company at the end of the trial. Additionally, we purchased many of the supplies that will be used during the course of the trial. We also incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer. We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies. As of December 31, 2014, our ICT-140 ovarian cancer program was placed on hold. As a result, we incurred minimal expenses related to this trial during 2015 and we expect future expenses to continue to decline until such time as we secure a partner for this program or obtain sufficient financial resources to complete the ICT-107 Phase 3 program. During 2014, we incurred a non-cash credit of $529,774 related to the revaluation of our warrant derivatives and we incurred a non-cash charge of $62,683 related to the increase in the number of warrants outstanding that was triggered by the issuance of common stock as part of our controlled equity offering. During 2015, we incurred a non-cash credit of $2,925,258 related to the revaluation of our warrant derivatives and we incurred a non-cash charge of $88,939 related to the increase in the number of warrants outstanding that was triggered by the underwritten public offering in February 2015.
During the year ended December 31, 2015, our investing cash flows used $169,750 primarily to acquire research equipment to support the Phase 3 trial of ICT-107. During the year ended December 31, 2014, our investing cash flows used $28,575 primarily to acquire research and development equipment.

We received $18,591,336 from financing activities in 2015, consisting of $14,599,627 net proceeds, excluding $105,563 of deferred offering costs that were previously advanced by the Company, from the issuance of common stock and warrants in an underwritten public offering and $6,750 from the exercise of stock options. The Company also received its initial $4,000,000 award from CIRM. We received $5,541,322 from financing activities in 2014, consisting of $1,045,000 from the exercise of stock options and $4,496,322 net proceeds from our controlled equity offering.
For the Year Ended December 31, 2014 and 2013
We used $9,936,802 of cash in our operations during the year ended December 31, 2014, compared to $8,787,217 during the year ended December 31, 2013. During 2014, we increased our research and development expenses related to ICT-121 and ICT-140.  These increases were partially offset by decreases in our ICT-107 phase 2 trial.  During 2014, we incurred a non-cash credit of $529,774 related to the revaluation of our warrant derivatives and we incurred a non-cash charge of $62,683 related to the increase in the number of warrants outstanding that was triggered by the issuance of common stock as part of our controlled equity offering.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, which is the end of the period covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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
Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Pursuant to applicable SEC rules and regulations, we are not required to obtain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.
We will file with the SEC a definitive Proxy Statement (the 2016 Proxy Statement), not later than 120 days after the fiscal year ended December 31, 2015.  The information required by this item is incorporated herein by reference to the information contained in the 2016 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the information contained in the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the information contained in the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information contained in the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the information contained in the 2016 Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules
The company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1, which information is incorporated herein by reference. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description	Incorporation by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006	8-K	033-17624NY	2.1	1/26/2006
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35560	3.1	9/24/2013
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-35560	3.1	11/19/2015
3.3	Amended and Restated Bylaws	S-8	333-171652	3.1	1/11/2011
3.4	Amendment to the Amended and Restated Bylaws	8-K	001-35560	3.1	5/25/2012
4.1	Form of Common Stock Certificate of the Registrant	SB-2	333-140598	4.1	2/12/2007
4.2	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010.	S-1	033-150277	3.6	05/12/2010
4.3	Form of Warrant to Purchase Common Stock, originally issued in February 2011	8-K	033-17264-NY	4.1	2/25/2011
4.4	Form of Warrant to Purchase Common Stock, originally issued in January 2012	8-K	033-17264-NY	4.1	1/10/2012
4.5	Form of Warrant to Purchase Common Stock, originally issued in October 2012	8-K	001-35560	10.1	10/19/2012
4.6	Form of Warrant to Purchase Common Stock, originally issued in February 2015	10-Q	001-35560	4.1	5/11/2015
10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	11/14/2011
10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	S-8	333-147278	4.5	11/9/2007
10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	S-8	333-147278	4.6	11/9/2007
10.4†	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.1	11/22/2006
10.5†	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.2	08/14/2008
10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.3	11/22/2006
10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.4	11/22/2006
10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.5	11/22/2006

10.9**	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.2	11/22/2006
10.10**	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.6	11/22/2006
10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.7	11/22/2006
10.12	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd.	10KSB	033-17264-NY	10.20	03/25/2008
10.13	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd.	S-1	333-150277	10.24	04/16/2008
10.14	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.	10-K	001-35560	10.1	03/30/2009
10.15	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.1	11/13/2009
10.16	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC.	8-K	033-17264-NY	10.1	12/03/2009
10.17**	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.36	03/31/2010
10.18	Securities Purchase Agreement dated March 11, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.6	05/181/2010
10.19	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd.	S-1/A	333-150277	10.27	05/12/2010
10.20	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd.	S-1/A	333-150277	10.33	05/12/2010
10.21	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	S-1/A	333-150277	10.35	05/12/2010
10.22	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.11	05/18/2010
10.23	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.12	05/18/2010
10.24	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein.	10-Q	001-35560	10.1	5/11/2015
10.25	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein.	8-K	033-17264-NY	10.2	02/25/2011
10.26†	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.48	03/31/2011

10.27†	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.49	03/31/2011
10.28	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.50	03/31/2011
10.29	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.51	03/31/2011
10.30	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.52	03/31/2011
10.31	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.53	03/31/2011
10.32	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.54	03/31/2011
10.33**	Agreement dated as of March 13, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.4	08/18/2011
10.34†	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.50	03/21/2012
10.35†	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.51	03/21/2012
10.36	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	08/14/2012
10.37	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.	8-K	001-35560		10/19/2012
10.38**	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.	10-K	001-35560	10.54	03/11/2013
10.39**	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-K	001-35560	10.55	03/11/2013
10.40	Controlled Equity OfferingSM Sales Agreement dated April 18, 2013 between ImmunoCellular Therapeutics, Ltd. and Cantor Fitzgerald & Co.	8-K	001-35560	10.1	04/18/2013
10.41**	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers.	10-Q	001-35560	10.1	05/10/2013
10.42	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	08/08/2013
10.43	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	08/08/2013
10.44**	Employment Agreement dated August 19, 2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	11/07/2013
10.45†	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	11/07/2013
10.46**	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.3	11/07/2013

10.47**	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.4	11/07/2013
10.48**	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.5	11/07/2013
10.49	Master Services Agreement dated February 19, 2014 between Aptiv Solutions, Inc. and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10	03/14/2014
10.50**	Employment Agreement dated January 30, 2015 between Steven J. Swanson and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	5/11/2015
10.51†	Agreement for GMP Manufacturing of ICT-107 dated March 13, 2015 between PharmaCell B.V. and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	5/11/2015
10.52†	Amended & Restated Exclusive License Agreement dated May 13, 2015 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	8/7/2015
10.53**	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	8/7/2015
10.54†	Services Agreement dated June 11, 20015 between ImmunoCellular Therapeutics, Ltd and PCT, LLC, a Caladrius Company	10-Q	001-35560	10.3	8/7/2015
10.55†	Second Amendment to Exclusive License Agreement dated August 7, 2015 between ImmunoCellular Therapeutics, Ltd. and Johns Hopkins University	10-Q	001-35560	10.1	11/9/2015
10.56**	Employment Agreement dated September 15, 2015 between David Fractor and ImmunoCellular Therapeutics. Ltd.	10-Q	001-35560	10.2	11/9/2015
10.57**	Independent Contractor Services Agreement effective as of October 1, 2015 between John Yu and ImmunoCellular Therapeutics, Ltd.					X
23.1	Consent of Marcum LLP					X
24.1	Power of Attorney (see signature page hereto)					X
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
**	Indicates a management contract or compensatory plan or arrangement

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

IMMUNOCELLULAR THERAPEUTICS, LTD.

March 30, 2016	By:	/s/ Andrew Gengos
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Andrew Gengos	President, Chief Executive Officer and Director	March 30, 2016
Andrew Gengos

/s/ David Fractor	Principal Financial and Accounting Officer	March 30, 2016
David Fractor

/s/ Rahul Singhvi	Director	March 30, 2016
Rahul Singhvi, Sc.D.

/s/ Gary S. Titus	Director	March 30, 2016
Gary S. Titus

/s/ John S. Yu	Director	March 30, 2016
John S. Yu, M.D.

/s/ Gregg A. Lapointe	Director	March 30, 2016
Gregg A. Lapointe

/s/ Mark A. Schlossberg	Director	March 30, 2016
Mark A. Schlossberg

ImmunoCellular Therapeutics, Ltd.

Report of Independent Registered Public Accounting Firm
To the Audit Committee of the
Board of Directors and Shareholders of
ImmunoCellular Therapeutics, Ltd.

We have audited the accompanying consolidated balance sheets of ImmunoCellular Therapeutics, Ltd. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmunoCellular Therapeutics, Ltd. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit as of December 31, 2015, and has incurred a significant net loss and sustained negative cash flows from operations since inception. In addition, the Company will need to raise significant capital within the next twelve months to continue its clinical trials. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
Los Angeles, CA
March 30, 2016

ImmunoCellular Therapeutics, Ltd.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$22,604,481	$23,222,296
Supplies for clinical trials	1,158,632	—
Other assets	797,425	1,219,873
Total current assets	24,560,538	24,442,169
Property and equipment, net	180,922	47,365
Supplies for clinical trials	1,115,657	227,097
Deposits	4,176,280	356,367
Deferred financing costs	48,977	105,563
Total assets	$30,082,374	$25,178,561
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,161,258	$322,002
Accrued compensation and benefits	790,487	334,527
Accrued liabilities	317,653	632,670
Total current liabilities	2,269,398	1,289,199
CIRM liability	4,133,905	—
Warrant Liability	1,958,775	597,719
Total liabilities	8,362,078	1,886,918
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 249,000,000 and 149,000,000 shares authorized as of December 31, 2015 and 2014 respectively; 90,310,149 and 63,604,823 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	9,031	6,360
Additional paid-in capital	95,849,005	84,632,209
Accumulated deficit	(74,137,740)	(61,346,926)
Total shareholders’ equity	21,720,296	23,291,643
Total liabilities and shareholders’ equity	$30,082,374	$25,178,561

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.

Consolidated Statements of Operations
For the Years Ended December 31,

	2015	2014	2013
Revenues	$—	$—	$—
Expenses:
Research and development	10,896,591	5,969,182	5,339,716
General and administrative	4,616,500	3,889,359	4,120,603
Total expenses	15,513,091	9,858,541	9,460,319
Loss before other income (expense)
and taxes	15,513,091	9,858,541	9,460,319
Interest income	19,863	13,917	17,345
Interest expense	(133,905)	—	—
Financing expense	(88,939)	(62,683)	—
Change in fair value of
warrant liability	2,925,258	529,774	642,411
Loss before taxes	(12,790,814)	(9,377,533)	(8,800,563)
Taxes	—	—	—
Net loss	$(12,790,814)	$(9,377,533)	$(8,800,563)
Net loss per share	$(0.15)	$(0.16)	$(0.16)
Weighted average number of shares outstanding basic and diluted:	87,203,675	59,915,086	54,281,189

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2013	51,500,996	$5,150	$66,231,694	$(43,168,830)	$23,068,014
Exercise of warrants	3,441,551	344	6,175,992	—	6,176,336
Cashless exercise of warrants	31,155	3	(3)	—	—
Exercise of stock options	528,702	53	324,464	—	324,517
Cashless exercise of stock options	149,385	15	(15)	—	—
Stock based compensation	—	3	724,212	—	724,215
Common stock issued for licensing rights at $2.41 per share	28,300	17	74,997		75,014
Common stock issued through controlled equity offering at $2.82 per share	1,862,142	169	4,905,892		4,906,061
Net loss	—	—	—	(8,800,563)	(8,800,563)
Balance at December 31, 2013	57,542,231	5,754	78,437,233	(51,969,393)	26,473,594
Exercise of warrants	—	—			—
Cashless exercise of warrants	—	—			—
Exercise of stock options	950,000	95	1,044,905		1,045,000
Cashless exercise of stock options	28,473	3	(3)		—
Stock based compensation	—	—	654,260		654,260
Common stock issued through controlled equity offering at an average price of $0.92 per share	5,084,119	508	4,495,814	—	4,496,322
Net loss	—	—	—	(9,377,533)	(9,377,533)
Balance at December 31, 2014	63,604,823	6,360	84,632,209	(61,346,926)	23,291,643
Exercise of stock options	25,000	3	6,747	—	6,750
Cashless exercise of stock options	10,326	1	(1)	—	—
Stock based compensation	20,000	2	916,026	—	916,028
Common stock and warrants issued for cash during February 2015 at $0.60 per unit, net of offering costs	26,650,000	2,665	10,294,024	—	10,296,689
Net loss	—	—	—	(12,790,814)	(12,790,814)
Balance at December 31, 2015	90,310,149	$9,031	$95,849,005	$(74,137,740)	$21,720,296

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(12,790,814)	$(9,377,533)	$(8,800,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,193	47,656	50,402
Accrued Interest on CIRM award	133,905	—	—
(Gain) loss on disposal of assets	—	(4)	3,817
Change in fair value of warrant liability	(2,925,258)	(529,774)	(642,411)
Financing expense	88,939	62,683	—
Stock-based compensation	916,028	654,260	724,212
Changes in assets and liabilities:
Other assets	422,448	(9,097)	(426,640)
Supplies for clinical trials	(2,209,192)	(227,097)	—
Deposits	(3,657,913)	(339,259)	—
Accounts payable	805,320	(644,587)	128,175
Accrued liabilities	140,943	425,950	175,791
Net cash used in operating activities	(19,039,401)	(9,936,802)	(8,787,217)
Cash flows from investing activities:
Purchase of property and equipment	(169,750)	(28,975)	(44,372)
Proceeds from sale of property and equipment	—	400	—
Net cash used in investing activities	(169,750)	(28,575)	(44,372)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,750	1,045,000	324,517
Proceeds from exercise of warrants	—	—	5,030,677
Deferred financing costs	(15,041)	—	—
Proceeds from CIRM award	4,000,000	—	—
Proceeds from issuance of common stock and warrants net of offering costs	14,599,627	4,496,322	4,906,078
Net cash provided by financing activities	18,591,336	5,541,322	10,261,272
Increase (decrease) in cash and cash equivalents	(617,815)	(4,424,055)	1,429,683
Cash and cash equivalents, beginning of period	23,222,296	27,646,351	26,216,668
Cash and cash equivalents, end of period	$22,604,481	$23,222,296	$27,646,351
Supplemental cash flows disclosures:
Interest expense paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Supplemental non-cash financing disclosures:
Warrant liability converted to additional paid-in capital	$—	$—	$1,145,659
Common stock issued for license rights	$—	$—	$75,000
Deferred offering costs	$33,936	$105,563	$—

The accompanying notes are an integral part of these consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Notes to Consolidated Financial Statements

1.	Nature of Organization (Planned Principal Operations Have Not Commenced)
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
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its immunotherapy product candidates and the recent clinical testing activities for one of its immunotherapy product candidates, and has not generated any recurring revenues. The Company’s lead product candidate, ICT-107, has recently begun screening activities for its Phase 3 trial. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has either secured a partner for the program or sufficient financial resources to complete the ICT-107 Phase 3 program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of December 31, 2015, the Company had an accumulated deficit of $74,137,740. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Basis of presentation and going concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through December 31, 2015, the Company has incurred accumulated losses of $74,137,740 and as of December 31, 2015, the Company had $22,604,481 of cash. The Company expects that its costs will increase in 2016 primarily to fund the phase 3 trial of ICT-107, and that it will not have enough cash resources to fund the business for at least the next 12 months. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds, it might be forced to make substantial reductions in the on-going clinical trials thereby damaging the Company's reputation in the biotech and medical communities which could adversely affect the Company’s ability to implement its business plan and its viability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company's plans to improve its liquidity require the Company to raise additional financing through the issuance of financial instruments such as equity and warrants or through the receipt of grants and awards.
Cash and cash equivalents—The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of December 31, 2015 and December 31, 2014, the Company had $21,818,229 and $25,913,893, respectively, of certificates of deposit and U.S. Government issued notes. The Company places its cash and cash equivalents with various banks and U.S. Governmental Agencies in order to maintain insurance on all of its investments.
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
Supplies - Supplies are stated at the lower of cost or market, with cost determined by the first-in, first-out basis and consist of items that will be used in the Company’s ongoing clinical trials.  Management analyzes historical and prospective usage to estimate obsolescence and did not record any reserve for obsolescence during the years ended December 31, 2015, 2014 and 2013. Additionally, management has estimated supply usage in the next twelve months to determine the balance sheet classification between current and non-current.
Stock Based Compensation—The Company records the cost for all share-based payment transactions in the Company’s consolidated financial statements. Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model.
Fair value was estimated at the date of grant using the following weighted-average grant date assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Risk-free interest rate	1.80%	1.64%	0.49%
Expected dividend yield	None	None	None
Expected life	6.48 years	5.21 years	4.39 years
Expected volatility	93.4%	90.60%	66.1%
Expected forfeitures	—%	—%	—%
The weighted-average grant-date fair value of options granted during the year ended December 31, 2015, 2014 and 2013 was $0.34, $0.96 and $1.89, respectively.
The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. For the years ended December 31, 2015, 2014 and 2013, the expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures have been estimated to be zero as actual results are not material.
The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.
When options are exercised, the Company's policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of December 31, 2015, the Company had 112,040,536 shares of authorized and unreserved common stock. As of December 31, 2015, the Company had 4,095,267 shares of common stock reserved for its stock option plan.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes—The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2015 and 2014, the

Company fully reserved its deferred tax assets. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.
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
Level 1 - quoted prices in active markets for identical assets or liabilities
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Warrant liabilities represent the only financial assets or liabilities recorded at fair value by the Company. The fair value of warrant liabilities are determined based on Level 3 inputs (See Note 6).
Reclassification - Certain prior year amounts included in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.
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

Basic and Diluted Net Loss per Common Share—Basic and diluted net loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted net loss per share for the years ended December 31, 2015, 2014 and 2013, since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted net loss per share, totaled 38,907,089, 19,420,978 and 26,108,984 shares at December 31, 2015, 2014 and 2013, respectively.
Recently Issued Accounting Standards—In August 2014, the FASB issued ASU No. 2014-15, which applies to entities that have substantial doubt about their ability to continue as a going concern. This update requires management to assess the probability about the entity’s ability to remain as a going concern for a period of one year from the date the financial statements are ready to be issued. Depending on management’s conclusions about the entity’s ability to remain as a going concern, the entity must make certain disclosures in its financial statements. This ASU is effective for annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.
In February 2016 the FASB issued ASU No. 2016-02, which requires lessees to recognize in the balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for fiscal years beginning after December 15, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, finance condition or liquidity.
  Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission (the SEC) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Property and Equipment
Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Computers	$66,945	$59,076
Research equipment	305,066	143,185
	372,011	202,261
Accumulated depreciation	(191,089)	(154,896)
	$180,922	$47,365
All of the research equipment is held by the Company's vendors. Depreciation expense was $36,193, $47,656 and $50,402 for the years ended December 31, 2015, 2014 and 2013, respectively.

4.	Related-Party Transactions
Cedars-Sinai Medical Center License Agreement
Dr. John Yu, our founder and member of our Board of Directors, is a neurosurgeon at Cedars-Sinai Medical Center (Cedars-Sinai).
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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. Among other milestone payments, the Company will be required to pay to Cedars-Sinai specified milestone payments upon commencement of the first Phase 3 clinical trial for the Company’s first product and upon first commercial sale of the Company’s first product. If both of these milestones are met, the required milestone payments will total $1.1 million. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. The Company did not incur any licensing fees to Cedars-Sinai during the three years ended December 31, 2015.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai. For the years ended December 31, 2015, 2014 and 2013, the Company incurred research expenses from Cedars-Sinai of $55,200, $140,508, and $137,395. As of December 31, 2015, Cedars-Sinai is not performing any research activities on behalf of the Company.

5.	Commitments and Contingencies

SEC Investigation
The Company has agreed in principle with the staff of the SEC on a proposed settlement framework related to an investigation principally of the Company's former Chief Executive Officer involving conduct between November 2011 and August 2012 regarding the publication of articles without disclosing that they were paid for by the Company or investor relations firms hired by the Company. The Company would consent to the entry of an administrative order requiring that it cease and desist from any future violations of Sections 5, 17(a), and 17(b) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, subject to approval by the Commissioners of the SEC, without admitting or denying any allegations. The proposed settlement also involves the adoption of certain corporate governance amendments to the Company's policies and practices, in particular as it relates to the retention of investor relations and public relations firms.   The proposed settlement is contingent upon execution of a formal offer of settlement and approval by the Commissioners of the SEC, neither of which can be assured.  Based upon the settlement framework with the staff of the SEC,  the Company has not accrued and does not currently expect to accrue a liability related to this matter.  However, any final settlement must be approved by the Commission.  If the Commission does not approve the settlement, the Company may need to enter into further discussions with the SEC to resolve the investigated  matters on different terms and conditions. As a result, there can be no assurance as to the final terms of any settlement including its financial impact or any future adjustment to the financial statements.
Commitments
In an effort to expand the Company’s intellectual property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below. In addition to the vendors described below, the Company has deposits with other vendors.

Sponsored Research Agreements
Novella Clinical LLC
On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the Phase 3 registration trial of ICT-107. Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies. Novella Clinical will supervise the trial in the United States, Europe and Canada and will recruit approximately 400 patients with newly diagnosed glioblastoma. As of December 31, 2015, the Company has deposits of $3,725,722 with Novella Clinical that will be applied against the final trial related invoices.  Since the trial is not expected to be completed within the next twelve months, this amount is included in deposits and reflected as a non-current asset on the December 31, 2015 balance sheet. The Company may terminate this agreement upon 60 days’ notice.
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
California Institute of Technology
On September 9, 2014, the Company entered into an Exclusive License Agreement with the California Institute of Technology (Caltech) under which the Company acquired exclusive rights to novel technology for the development of certain stem cell immunotherapies for the treatment of cancers.
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
Summary of Employment Agreements
The Company has employment agreements with its management that provide for base salary, bonus, grants of stock options and restricted stock and severance. The aggregate base salary payable to this group is approximately $1.3 million and the potential bonus is approximately $450,000.  During the years ended December 31, 2015, 2014 and 2013, the Company issued an aggregate of 1,125,000, 317,500 and 489,000 stock options to its management at a weighted average exercise price of $0.58, $1.34 and $2.66, respectively.  All of the aforementioned stock options vest over a period of 4 years.  Additionally, during the year ended December 31, 2015, the Company issued 260,000 restricted shares of the Company's common stock that will vest in March 2017. Certain members of management are also entitled to severance payments in the event of a change in control or termination without cause.  The aggregate potential severance payments to management is approximately $856,000.  These members of management would also be entitled to COBRA for various periods of time.
Operating Lease
The Company entered into a lease for new office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental increases by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated. Rent expense was approximately $102,000, $99,000 and $80,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

6.	Shareholders’ Equity
Common Stock
In February 2011, the Company raised $7,460,129 (after commissions and offering expenses) from the sale of 5,219,768 shares of common stock and warrants to purchase 2,818,675 shares of common stock at an exercise price of $2.25 per share, to various investors in a private placement. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. The January and October 2012, the February 2015 underwritten public offerings and the Company's Controlled Equity Offering (see below) provided for the issuance of shares at prices that were less than $1.55. Accordingly, the exercise price of these warrants was adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836 net of exercises. (See “Warrants and Warrant Liabilities” below)
In January 2012, the Company raised $9,271,370 in an underwritten public offering, net of offering expenses of approximately $1.1 million, from the sale of 9,489,436 shares of common stock and warrants to purchase 4,744,718 shares of common stock at an exercise price of $1.41 per share, to various investors in an underwritten public offering. The warrants have a term of 60 months from the date of issuance. The warrants do not contain any features (such as net cash settlement or anti-dilution features) that would preclude the Company from accounting for these warrants as equity. Accordingly, the warrants are accounted for as equity.
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
In February 2015, the Company raised approximately $14,500,000 (after commissions and offering expenses) from the sale of 26,650,000 shares of common stock and warrants to purchase 18,655,000 shares of common stock at an exercise price of $0.66 per share, to various investors in an underwritten public offering. Each unit, consisting of one share of common stock and 0.7 warrant, was priced at $0.60. The warrants have a term of 60 months from the date of issuance. The warrants also provide for a weighted-average adjustment to the exercise price if the Company issues or is deemed to issue additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrants and Warrant Liabilities” below.)
On November 16, 2015, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 149,000,000 to 249,000,000. The stockholders of the Company approved the increase in authorized shares at a special meeting of the stockholders held on November 16, 2015.
Controlled Equity Offering
On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through December 31, 2015, we sold 6,946,261shares of our common stock under the Sales Agreement that resulted in net proceeds to the Company of approximately $9,402,383. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. As of the expiration date, aggregate gross sales for additional common stock of approximately $7,081,494 remained available under the Sales Agreement. See Note 10 - Subsequent Events for a description of the Company's January 2016 Registration Statement.
Stock Options
In January 2006, the Company adopted the 2006 Equity Incentive Plan (Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan not be less than 100% of the fair market value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair market value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair market value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan. On October 24, 2011, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 8,000,000 shares. On September 20, 2013, the Company’s shareholders voted to increase the number of authorized shares reserved for the Plan to 12,000,000 shares. Options to purchase 4,636,479 common shares have been granted under the Plan and are outstanding as of December 31, 2015.  As of December 31, 2015, there were 4,095,267 options available for issuance under the Plan. See additional discussion in Note 10.
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
The following table summarizes stock option activity for the Company during the three years ended December 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	10,581,194	$1.16
Granted	862,287	$2.67
Exercised	(829,702)	$0.92
Forfeited or expired	(147,084)	$1.81
Outstanding December 31, 2013	10,466,695	$1.37
Granted	547,117	$1.28
Exercised	(624,047)	$2.36
Forfeited or expired	(1,075,000)	$1.08
Outstanding December 31, 2014	9,314,765	$1.33
Granted	1,843,000	$0.54
Exercised	(50,000)	$0.27
Forfeited or expired	(387,861)	$1.76
Outstanding December 31, 2015	10,719,904	$1.18	3.12	$—
Vested or expected to vest at December 31, 2015	8,263,962
As of December 31, 2015, the total unrecognized compensation cost related to unvested stock options amounted to $1,909,361, which will be amortized over the weighted-average remaining requisite service period of approximately 14 months.
Warrants
In connection with the May 2010 common stock private placement, the Company issued to the investors warrants to purchase 1,245,455 shares of the Company’s common stock at $1.50 per share. The warrants had a term of 36 months from the date of issuance. As of December 31, 2015 these warrants have been fully exercised, except for warrants to purchase 4,000 shares of the Company’s common stock that expired. (see “Warrant Liability” below)
In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of common stock at an exercise price of $2.50. The warrants had a five-year term from the date of issuance. On May 16, 2015, the remaining warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 expired. (See “Warrant Liability” below.)
In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. During 2014, the exercise price was further adjusted to $1.79 and the number of warrants was proportionately increased to 2,949,867 net of exercises to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.   As a result of the February 2015 underwritten public offering, the exercise price of the warrants was further adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836. As of December 31, 2015, warrants to purchase 3,666,836 shares of the Company’s common stock were outstanding related to this private placement. (See “Warrant Liability” below and Note 10 - Subsequent Events.)

In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2015, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.
In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of December 31, 2015, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share. The warrants have a five-year term from the date of issuance and contain a provision that provides for a proportionate adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. Accordingly, these warrants do not qualify for equity treatment. As of December 31, 2015, warrants to purchase 18,655,000 shares of the Company’s common stock remain outstanding relating to this public offering. (See “Warrant Liability” below.)
Warrant Liability
The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors, including but not limited to, the price of the Company’s common stock as of the balance sheet date. On December 31, 2015, the price per share of Company’s common stock was $0.36 per share compared to $0.73 per share at December 31, 2014 and $0.93 per share at December 31, 2013.
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
In connection with the sale of Preferred Stock in 2010, the Company vested warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contain a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to their potential cash settlement, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The warrant liability is adjusted to fair value each reporting period and any change in value is recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. The lattice simulation model used by the Company at December 31, 2014, assumed (i) dividend yield of 0%; (ii) expected volatility of 106%; (iii) risk free rate of 0.04% and (iv) expected term of 0.34 years. For the year ended December 31, 2014, the Company recorded a credit to other expense of $260,781. For the year ended December 31, 2015, the Company recorded a credit to other income of $7,746. During 2015, the remaining warrants expired.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. The Company recorded a charge to financing expense of $397,294 to reflect the issuance of the additional warrants. As a result of the Company’s Controlled Equity OfferingSM during 2014, the exercise price of the warrants was adjusted to $1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. The Company recorded a charge to financing expense of $62,683 to reflect the issuance of the additional warrants. As a result of the Company's February 2015 underwritten public offering, the exercise price of the warrants was adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of five years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. The lattice simulation model used by the Company at December 31, 2014 assumed (i) dividend yield of 0%; (ii) expected volatility of 148%; (iii) risk free rate of 0.31% and (iv) expected term of 1.14 years. For the year ended December 31, 2014, the Company recorded a credit to other expense of $268,993. As of December 31, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 50%; (iii) risk free rate of 0.15% and (iv) expected term of 0.14 years.  For the year ended December 31, 2015, the Company recorded a credit to other income of $678,912.  As of December 31, 2015, the carrying value of the warrant liability is $0.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $0.66. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years. Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375. As of December 31, 2015, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 91%; (iii) risk free rate of 1.56% and (iv) expected term of 4.11 years. For the year ended December 31, 2015, the Company recorded a credit to other income of $2,238,600. As of December 31, 2015, the carrying value of the warrant liability is $1,958,775.
The below table summarizes the warrant liability activity for the years ended December 31, 2015, 2014 and 2013. The gain included in net loss is reflective of several changes in the assumptions used in the computation of fair value, including the decrease in the Company's stock price, during the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Beginning Balance, January 1	$597,719	$1,064,810	$2,852,880
Issuance of warrants and effect of repricing	4,286,314	62,683	—
Exercise of warrants	—	—	(1,145,659)
(Gain) or loss included in earnings	(2,925,258)	(529,774)	(642,411)
Transfers in and/or out of Level 3	—	—	—
Ending Balance December 31,	$1,958,775	$597,719	$1,064,810

7.	California Institute of Regenerative Medicine Award

On September 18, 2015, the Company received an award in the amount of $19,919,449 from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award provides for a $4,000,000 project initial payment, which was received during the fourth quarter of 2015, and up to $15,919,449 in future milestone payments that are primarily dependent on patient enrollment in the ICT-107 Phase 3 trial. Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and received by the Company. The Company has the option to decline any and all amounts awarded by CIRM. As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (0.61% as of December 31, 2015) plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company plans to account for this award as a liability rather than revenue. If the Company was to lose this funding, it may be required to delay, postpone, or cancel its clinical trials or otherwise reduce or curtail its operations unless it is able to obtain adequate financing for its clinical trials from additional sources. As of December 31, 2015, the Company has accrued interest of $133,905, which is included in the CIRM liability on the Consolidated Balance Sheets.

8.	401(k) Profit Sharing Plan
The Company has adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the years ended December 31, 2015 and 2014.

9.	Income Taxes
Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.
As of December 31, 2015, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	2015	2014	2013
Income tax benefit at the federal statutory rate	(34)%	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)%	(6)%	(6)%
Change in fair value of warrant liability	8%	2%	7%
Change in valuation allowance for deferred tax assets	32%	38%	33%
Total	—%	—%	—%
Deferred taxes consisted of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
Net operating loss carryforwards	$20,091,036	$16,302,000	$15,759,274
Stock-based compensation	2,599,308	2,191,000	2,020,987
Less valuation allowance	(22,690,344)	(18,493,000)	(17,780,261)
Net deferred tax asset	$—	$—	$—
The valuation allowance increased by $4,197,344, $712,739 and $3,161,558 during the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the Company had federal and California income tax net operating loss carryforwards of approximately $50.1 million. These net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.
Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. While the Company underwent an ownership change in 2012 as defined by Section 382 of the Internal Revenue Code, management estimated that the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code during 2013. The Company has not determined whether an ownership change has occurred as a result of the Company’s issuance of common stock in February 2015 and consequently, has not determined if it will incur any limitations on its ability to utilize its net operation losses under Section 382.
During the fourth quarter of 2014, the Company licensed the non-U.S. rights to a significant portion of its intellectual property to its Bermuda-based subsidiary for approximately $11 million. The fair value of the intellectual property rights was determined by an independent third party. The proceeds from this sale represent a gain for U.S. tax purposes and were offset by current year losses and net operating loss carryforwards. However, the Internal Revenue Service, or the IRS, or the California Franchise Tax Board, or the CFTB, could challenge the valuation of the intellectual property rights and assess a greater valuation, which would require the Company to utilize a portion, or all, of its available net operating losses. If an IRS or a CFTB valuation exceeds the available net operating losses, the Company would incur additional income taxes. The Company’s ability to use its net operating losses is subject to the limitations of IRS Section 382, as well as expiration of federal and state net operating loss carryforwards.

10.	Subsequent Events

Controlled Equity Offering

Subsequent to December 31, 2015, the Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. See additional discussion in Note 6.

Subsequent to December 31, 2015, the Company sold 1,417,648 shares of its common stock under the Controlled Equity Offering, which resulted in net proceeds of approximately $317,220.  Aggregate gross sales for additional common stock of approximately $14,754,463 remain available under the Sales Agreement.
Warrant Expiration
On February 24, 2016, warrants to purchase 3,666,836 shares of the Company's common stock issued in connection with the February 2011 common stock private placement expired unexercised. See additional discussion in Note 6.
Adoption of 2016 Plan and Stock Option Grants
The Company's 2006 Equity Incentive Plan expired in January 2016. On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (2016 Plan) and reserved 10,000,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan is subject to approval by the Company's Stockholders at its 2016 Annual Meeting of Stockholders. The Company’s Board of Directors approved the granting of 1,082,000 stock options and 314,500 restricted stock units to certain officers and employees on March 11, 2016. The options have an exercise price equal to the closing stock price on March 11, 2016 of $0.33. The stock options vest over a period of four years and the restricted stock units vest over a period of two years.

Exhibit Index

Exhibit	Description	Incorporation by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization dated as of May 5, 2005, as amended, among Patco Industries Subsidiary, Inc., William C. Patridge, and Spectral Molecular Imaging, Inc., as amended on June 30, 2005, September 26, 2005 and January 20, 2006	8-K	033-17624NY	2.1	1/26/2006
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35560	3.1	9/24/2013
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-35560	3.1	11/19/2015
3.3	Amended and Restated Bylaws	S-8	333-171652	3.1	1/11/2011
3.4	Amendment to the Amended and Restated Bylaws	8-K	001-35560	3.1	5/25/2012
4.1	Form of Common Stock Certificate of the Registrant	SB-2	333-140598	4.1	2/12/2007
4.2	Amended Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated May 3, 2010.	S-1	033-150277	3.6	05/12/2010
4.3	Form of Warrant to Purchase Common Stock, originally issued in February 2011	8-K	033-17264-NY	4.1	2/25/2011
4.4	Form of Warrant to Purchase Common Stock, originally issued in January 2012	8-K	033-17264-NY	4.1	1/10/2012
4.5	Form of Warrant to Purchase Common Stock, originally issued in October 2012	8-K	001-35560	10.1	10/19/2012
4.6	Form of Warrant to Purchase Common Stock, originally issued in February 2015	10-Q	001-35560	4.1	5/11/2015
10.1	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	11/14/2011
10.2	Form of Non-Qualified Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	S-8	333-147278	4.5	11/9/2007
10.3	Form of Incentive Stock Option Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	S-8	333-147278	4.6	11/9/2007
10.4†	Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.1	11/22/2006
10.5†	First Amendment to Exclusive License Agreement dated as of June 16, 2008, between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.2	08/14/2008
10.6	Stock Purchase Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.3	11/22/2006
10.7	Registration Rights Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.4	11/22/2006
10.8	Securities Purchase Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.5	11/22/2006
10.9**	Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.2	11/22/2006
10.10**	Nonqualified Stock Option Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.6	11/22/2006

Ex-1

10.11	Registration Rights Agreement dated as of November 17, 2006 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	8-K	033-17264-NY	10.7	11/22/2006
10.12	Agreement dated as of February 14, 2008 between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd.	10KSB	033-17264-NY	10.20	03/25/2008
10.13	Registration Rights Agreement dated as of April 14, 2008, between Molecular Discoveries, LLC and ImmunoCellular Therapeutics, Ltd.	S-1	333-150277	10.24	04/16/2008
10.14	Agreement dated as of August 1, 2008 between Dr. Cohava Gelber and ImmunoCellular Therapeutics, Ltd.	10-K	001-35560	10.1	03/30/2009
10.15	Second Amendment dated August 1, 2009 to Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.1	11/13/2009
10.16	Preferred Stock Purchase Agreement dated as of December 3, 2009 between ImmunoCellular Therapeutics, Ltd. and Socius Capital Group, LLC d/b/a Socius Life Sciences Capital Group, LLC.	8-K	033-17264-NY	10.1	12/03/2009
10.17**	Agreement dated March 1, 2010 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.36	03/31/2010
10.18	Securities Purchase Agreement dated March 11, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.6	05/181/2010
10.19	Form of Registration Rights Agreement dated as of March 29, 2010 between participants in the March 2010 private placement and ImmunoCellular Therapeutics, Ltd.	S-1/A	333-150277	10.27	05/12/2010
10.20	Modification Agreement dated May 2, 2010 among Socius CG II, Ltd., Socius Life Sciences Capital Group, LLC and ImmunoCellular Therapeutics, Ltd.	S-1/A	333-150277	10.33	05/12/2010
10.21	Third Amendment dated March 26, 2010 to Exclusive License Agreement dated as of November 17, 2006 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	S-1/A	333-150277	10.35	05/12/2010
10.22	Securities Purchase Agreement dated May 12, 2010 between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.11	05/18/2010
10.23	Form of Registration Rights Agreement between participants in the May 2010 private placement and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.12	05/18/2010
10.24	Purchase Agreement, dated as of February 22, 2011, by and between the ImmunoCellular Therapeutics, Ltd. and each investor named therein.	10-Q	001-35560	10.1	5/11/2015
10.25	Registration Rights Agreement, dated as of February 22, 2011, by and among ImmunoCellular Therapeutics, Ltd. and the investors named therein.	8-K	033-17264-NY	10.2	02/25/2011
10.26†	Exclusive Sublicense Agreement dated May 28, 2010 between Targepeutics, Inc. and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.48	03/31/2011
10.27†	Sponsored Research and Vaccine Production Agreement dated January 1, 2011 between The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.49	03/31/2011
10.28	Placement agent agreement dated March 30, 2010 between Gilford Securities Incorporated and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.50	03/31/2011

Ex-2

10.29	Placement agent agreement dated April 7, 2010 between Scarsdale Equities LLC and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.51	03/31/2011
10.30	Consulting Agreement dated October 1, 2010 between JFS Investments and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.52	03/31/2011
10.31	Advisory services agreement dated October 1, 2010 between Garden State Securities Inc. and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.53	03/31/2011
10.32	Co-placement Agents Agreement dated January 31, 2011 among Summer Street Research Partners, Dawson James Securities, Inc. and ImmunoCellular Therapeutics, Ltd.	10-K	033-17264-NY	10.54	03/31/2011
10.33**	Agreement dated as of March 13, 2011 between Dr. John Yu and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.4	08/18/2011
10.34†	Patent License Agreement, effective February 10, 2012, among The Trustees of the University of Pennsylvania and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.50	03/21/2012
10.35†	Exclusive License Agreement, effective February 16, 2012, between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.	10-Q	033-17264-NY	10.51	03/21/2012
10.36	Office Lease dated July 1, 2012 between Regent Business Centers and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	08/14/2012
10.37	Form of Warrant issued to participants in the October 18, 2012 underwritten public offering.	8-K	001-35560		10/19/2012
10.38**	Employment Agreement dated December 3, 2012 between Andrew Gengos and ImmunoCellular Therapeutics, Ltd.	10-K	001-35560	10.54	03/11/2013
10.39**	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-K	001-35560	10.55	03/11/2013
10.40	Controlled Equity OfferingSM Sales Agreement dated April 18, 2013 between ImmunoCellular Therapeutics, Ltd. and Cantor Fitzgerald & Co.	8-K	001-35560	10.1	04/18/2013
10.41**	Form of Indemnity Agreement between ImmunoCellular Therapeutics, Ltd. and each of its directors and executive officers.	10-Q	001-35560	10.1	05/10/2013
10.42	Office Lease dated May 13, 2013 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	08/08/2013
10.43	Master Services Agreement dated September 1, 2010 between Averion International Corp. and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	08/08/2013
10.44**	Employment Agreement dated August 19, 2013 between Anthony Gringeri and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	11/07/2013
10.45†	Amendment No. 1 to the Exclusive License Agreement between the Johns Hopkins University and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	11/07/2013
10.46**	Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.3	11/07/2013
10.47**	Amendment No. 1 to Amended and Restated 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.4	11/07/2013
10.48**	Form of Stock Option Grant Notice for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.5	11/07/2013

Ex-3

10.49	Master Services Agreement dated February 19, 2014 between Aptiv Solutions, Inc. and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10	03/14/2014
10.50**	Employment Agreement dated January 30, 2015 between Steven J. Swanson and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	5/11/2015
10.51†	Agreement for GMP Manufacturing of ICT-107 dated March 13, 2015 between PharmaCell B.V. and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	5/11/2015
10.52†	Amended & Restated Exclusive License Agreement dated May 13, 2015 between Cedars-Sinai Medical Center and ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.2	8/7/2015
10.53**	Form of Restricted Stock Unit Agreement for the 2006 Equity Incentive Plan of ImmunoCellular Therapeutics, Ltd.	10-Q	001-35560	10.1	8/7/2015
10.54†	Services Agreement dated June 11, 20015 between ImmunoCellular Therapeutics, Ltd and PCT, LLC, a Caladrius Company	10-Q	001-35560	10.3	8/7/2015
10.55†	Second Amendment to Exclusive License Agreement dated August 7, 2015 between ImmunoCellular Therapeutics, Ltd. and Johns Hopkins University	10-Q	001-35560	10.1	11/9/2015
10.56**	Employment Agreement dated September 15, 2015 between David Fractor and ImmunoCellular Therapeutics. Ltd.	10-Q	001-35560	10.2	11/9/2015
10.57**	Independent Contractor Services Agreement effective as of October 1, 2015 between John Yu and ImmunoCellular Therapeutics, Ltd.					X
23.1	Consent of Marcum LLP					X
24.1	Power of Attorney (see signature page hereto)					X
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
**	Indicates a management contract or compensatory plan or arrangement
†
Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by us with the Securities and Exchange Commission.

Ex-4