Form 10-Q
period 2016-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2016-05-13
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 93,222,198 shares of its common stock outstanding as of May 11, 2016.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,514,213	$22,604,481
Supplies for clinical trials	1,321,604	1,158,632
Other assets	612,373	797,425
Total current assets	19,448,190	24,560,538
Property and equipment, net	164,567	180,922
Supplies for clinical trials	1,308,867	1,115,657
Deposits	3,762,878	4,176,280
Deferred financing costs	8,593	48,977
Total assets	$24,693,095	$30,082,374
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$920,030	$1,161,258
Accrued compensation and benefits	215,408	790,487
Accrued liabilities	1,136,448	317,653
Total current liabilities	2,271,886	2,269,398
CIRM liability	4,398,732	4,133,905
Warrant liability	1,492,400	1,958,775
Total liabilities	8,163,018	8,362,078
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 249,000,000 shares authorized; 91,727,797 and 90,310,149 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	9,173	9,031
Additional paid-in capital	96,291,989	95,849,005
Accumulated deficit	(79,771,085)	(74,137,740)
Total shareholders’ equity	16,530,077	21,720,296
Total liabilities and shareholders’ equity	$24,693,095	$30,082,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Revenues	$—	$—
Expenses:
Research and development	4,737,575	2,065,225
General and administrative	1,099,832	1,035,895
Total expenses	5,837,407	3,101,120
Loss before other income (expense)
and taxes	(5,837,407)	(3,101,120)
Interest income	2,514	3,257
Interest expense	(264,827)	—
Financing expense	(14,636)	(88,939)
Change in fair value of
warrant liability	481,011	1,761,956
Loss before taxes	(5,633,345)	(1,424,846)
Taxes	—	—
Net loss	$(5,633,345)	$(1,424,846)
Net loss per share	$(0.06)	$(0.02)
Weighted average number of shares outstanding basic and diluted:	91,272,582	77,818,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2015	90,310,149	$9,031	$95,849,005	$(74,137,740)	$21,720,296
Common stock issued through controlled equity offering at an average of $0.23 per share	1,417,648	142	215,549	—	215,691
Stock based compensation	—	—	227,435	—	227,435
Net loss	—	—	—	(5,633,345)	(5,633,345)
Balance at March 31, 2016	91,727,797	$9,173	$96,291,989	$(79,771,085)	$16,530,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(5,633,345)	$(1,424,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,370	6,693
Change in fair value of warrant liability	(481,011)	(1,761,956)
Financing expense	14,636	88,939
Stock-based compensation	227,435	205,829
Accrued interest on CIRM award	264,827	—
Changes in assets and liabilities:
Other assets	185,052	(360,859)
Supplies for clinical trials	(356,182)	—
Deposits	413,402	—
Accounts payable	(249,821)	170,613
Accrued compensation and benefits	(575,079)	(186,951)
Accrued liabilities	818,795	213,552
Net cash used in operating activities	(5,350,921)	(3,048,986)
Cash flows from investing activities:
Purchase of property and equipment	(4,015)	(1,758)
Net cash used in investing activities	(4,015)	(1,758)
Cash flows from financing activities:
Proceeds from the issuance of common stock	264,668	—
Proceeds from issuance of common stock and warrants net of offering costs	—	14,599,627
Net cash provided by financing activities	264,668	14,599,627
Decrease in cash and cash equivalents	(5,090,268)	11,548,883
Cash and cash equivalents, beginning of period	22,604,481	23,222,296
Cash and cash equivalents, end of period	$17,514,213	$34,771,179
Supplemental cash flows disclosures:
Interest expense paid	—	—
Income taxes paid	—	—
Supplemental non-cash financing disclosures:
Deferred offering costs included in accounts payable	$8,593	$—

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
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its immunotherapy product candidates and the recent clinical testing activities for one of its immunotherapy product candidates, and has not generated any recurring revenues. The Company has recently begun Phase 3 testing of its lead product candidate, ICT-107. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has either secured a partner for the program or sufficient financial resources to complete the ICT-107 Phase 3 program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of March 31, 2016, the Company had an accumulated deficit of $79,771,085. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 30, 2016.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2015. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies

Basis of presentation and going concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through March 31, 2016, the Company has incurred accumulated losses of $79,771,085 and as of March 31, 2016, the Company had $17,514,213 of cash. The Company expects that it will not have enough cash resources to fund the business for the next 12 months. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds, it might be forced to make substantial reductions in the on-going clinical trials thereby damaging the Company's reputation in the biotech and medical communities, which could adversely affect the Company’s ability to implement its business plan and its viability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.
The Company plans to improve its liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through the receipt of grants and awards.
Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company had $10,440,750 and $21,818,229, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
Supplies - Supplies are stated at the lower of cost or market, with cost determined by the first-in, first-out basis and consist of items that will be used in the Company’s ongoing clinical trials.  Management analyzes historical and prospective usage to estimate obsolescence and did not record any reserve for obsolescence during the three month periods ended March 31, 2016 and 2015. Additionally, management has estimated supply usage in the next twelve months to determine the balance sheet classification between current and non-current.
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
Fair value was estimated at the date of grant using the following weighted average grant date assumptions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk-free interest rate	1.3%	1.9%
Expected dividend yield	None	None
Expected life	6.0 years	7.1 years
Expected volatility	82.7%	96.3%
Expected forfeitures	—%	—%

The risk-free interest rate used is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised options. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. The expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures are accounted for when they occur.
The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.

When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2016, the Company had 111,751,950 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of March 31, 2016 and December 31, 2015, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of March 31, 2016, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.
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
Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 36,322,254 shares and 40,160,947 shares at March 31, 2016 and 2015, respectively.
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

In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize in the balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for fiscal years beginning after December 15, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, finance condition or liquidity.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies some of the rules relating to the accounting for stock options. Among other items, this update permits entities to account for stock option forfeitures when they occur unlike the current practice that requires estimation of forfeitures at the time off issuance. This ASU is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this ASU, which has not had a material impact on the Company’s consolidated results of operations, financial condition or liquidity.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Property and Equipment
Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Computers	$70,961	$66,945
Research equipment	305,066	305,066
	376,027	372,011
Accumulated depreciation	(211,460)	(191,089)
	$164,567	$180,922
Depreciation expense was $20,370 and $6,693  for the three months ended March 31, 2016 and 2015, respectively.

4. Related-Party Transactions
Cedars-Sinai Medical Center License Agreement
Dr. John Yu, our Chief Scientific Officer and former interim Chief Executive Officer, is a neurosurgeon at Cedars-Sinai Medical Center (Cedars-Sinai).
On May 13, 2015, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended License Agreement) with Cedars-Sinai. Pursuant to the Amended License Agreement, the Company acquired an exclusive, worldwide license from Cedars-Sinai to certain patent rights and technology developed in the course of research performed at Cedars-Sinai into the diagnosis of diseases and disorders in humans and the prevention and treatment of disorders in humans utilizing cellular therapies, including dendritic cell-based vaccines for brain tumors and other cancers and neurodegenerative disorders. Under the Amended License Agreement, the Company will have exclusive rights to, among other things, develop, use, manufacture, sell and grant sublicenses to the licensed technology.
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.0 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. During the three months ended March 31, 2016, the Company incurred $100,000 of licensing fees to Cedars-Sinai. No licensing fees were incurred during the three months ended March 31, 2015.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  During the three months ended March 31, 2016 and 2015, the Company incurred research expenses of $0 and $40,200 respectively. As of March 31, 2016, Cedars-Sinai was not performing any research activities on behalf of the Company.

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
Novella Clinical LLC
On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the Phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella Clinical will supervise the trial in the United States, Europe and Canada and will recruit 414 patients with newly diagnosed glioblastoma.  As of March 31, 2016, the Company has deposits of $3,725,722 with Novella Clinical that will be applied against the final trial related invoices.  Since the trial is not expected to be completed within the next twelve months, this amount is included in deposits and reflected as a non-current asset on the March 31, 2016 balance sheet. The Company may terminate this agreement upon 60 days’ notice.
ICON (formerly known as Aptiv Solutions)
The Company has contracted with ICON to provide certain services related to the Company’s ICT-107 Phase 2 trial. The original agreement was entered into in August of 2010.  On September 17, 2013, the Company entered into a Master Services Agreement with ICON to provide certain services related to the Company’s products under development.  Simultaneously, the Company and ICON entered into Project Agreement Number 1 for the ICT-140 Phase 2 trial that provides for payments of approximately $2.7 million until completion of the services described therein.  On May 6, 2014, the Company and ICON entered into Amendment #1 to Project Agreement Number 1 to amend the project schedule and provide additional services for an additional fee of $170,004.  On August 21, 2014, the Company and ICON entered into Amendment #2 to Project Agreement Number 1to amend the project schedule and replace the aggregate budget.  The total aggregate fee pursuant to the original agreement and the two modifications is $3.5 million. Currently, the Company has suspended development of ICT-140 and, therefore, there is no ongoing commitment related to this program.  On July 17, 2014, the Company and ICON entered into Project Agreement CD-133 for the ICT-121 Phase 1 trial that provides for payments of approximately $2.3 million until completion of the services described therein.
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
The Company and JHU each have termination rights that include termination for any reason and for reasons relating to specific performance or financial conditions.   Effective September 24, 2013, the Company entered into an Amendment No. 1 to the Exclusive License Agreement that updated certain milestones.  Effective August 7, 2015, the Company entered into a Second Amendment to the Exclusive License Agreement that amended certain sections of the License Agreement and further updated certain milestones.
Torrey Pines
On October 1, 2012, the Company entered into a Contract Services Agreement with Torrey Pines under which the Company has engaged Torrey Pines to determine the immunogenicity of certain peptides that are used in conjunction with the Company’s ICT-107 Phase 2trial and in the development of ICT-140. The Company agreed to pay an upfront nonrefundable and noncreditable fee and is obligated to pay the remainder at the conclusion of the contract. On April 1, 2013, the Company and Torrey Pines expanded the scope of work to be completed by Torrey Pines under an additional Contract Services Agreement. This supplemental agreement provided for the Company to pay an upfront fee and additional fees at the conclusion of the contract. On April 1, 2014, the Company and Torrey Pines entered into an Amended and Restated Contract Services Agreement for Torrey Pines to perform certain additional services in connection with the Company’s vaccine technologies.
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
The Company will pay for manufacturing services performed by PharmaCell under the Agreement pursuant to statements of work entered into from time to time. The Company may unilaterally terminate the Agreement upon 90 days’ written notice.
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
PCT, LLC
On June 11, 2015, the Company entered into a Services Agreement with PCT, LLC, a Caladrius Company (PCT), a subsidiary of Caladrius Biosciences, Inc.

Pursuant to the terms of the Agreement, PCT will provide current good manufacturing practice (cGMP) services for the Phase 3manufacture of ICT-107 and Phase 1manufacture of ICT-121. PCT will provide, among other things, a controlled environment room on a semi-dedicated basis and qualified personnel to conduct runs as the parties mutually agree in writing and schedule. PCT’s facilities are registered with the FDA for testing; packaging; processing; storage; labeling and distribution of Peripheral Blood stem and Somatic Cell therapy products, and maintain cGMP-compliant quality systems.
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
Employment Agreements
The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.3 million and the potential bonus is approximately $450,000.  During the three months ended March 31, 2016, the Company issued an aggregate of 825,000 stock options to its management at a weighted average exercise price of $0.33 that vest over a period of 4 years.  Additionally, during the three months ended March 31, 2016, the Company issued 285,000 restricted shares of the Company’s common stock that will vest in March 2018.
Operating Lease
The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental increases by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $27,000 and $25,000 for the three months ended March 31, 2016 and 2015, respectively. Subsequent to March 31, 2016, the Company extended this lease through August 31, 2017, at a monthly rental of $8,554.
Future minimum rentals under the operating lease, including the lease extension, are as follows:

Years ending December 31,	Amount
2016	$76,986
2017	68,432
Total	$145,418

6. Shareholders’ Equity
Underwritten Public Offering
In February 2015, the Company raised approximately $14,500,000 (after commissions and offering expenses) from the sale of 26,650,000 shares of common stock and warrants to purchase 18,655,000 shares of common stock at an exercise price of $0.66 per share, to various investors in an underwritten public offering.  Each unit was priced at $0.60.  The warrants have a term of 60 months from the date of issuance.  The warrants also provide for a weighted average adjustment to the exercise price if the Company issues or is deemed to issue additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrant Liability” below).

Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. During the three months ended March 31, 2016, the Company sold 1,417,648 shares of common stock that resulted in net proceeds of $264,668, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015.
Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to12,000,000 shares. Options to purchase 4,636,479 common shares have been granted under the Plan and are outstanding as of March 31, 2016. Additionally, 260,000 shares of restricted common stock have been granted to management and 40,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.

On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 10,000,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan is subject to approval by the Company's stockholders at its 2016 Annual Meeting of Stockholders. The Company’s Board of Directors approved the granting of 1,082,000 stock options and 314,500 restricted stock units, subject to shareholder approval of the 2016 Plan, to certain officers and employees on March 11, 2016. The options have an exercise price equal to the closing stock price on March 11, 2016 of $0.33. The stock options vest over a period of four years and the restricted stock units vest over a period of two years.
The following table summarizes stock option activity for the Company during the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2015	10,719,904	$1.18	—	—
Granted	1,082,000	$0.33	—	—
Exercised	—	$—	—	—
Forfeited or expired	—	$—	—	—
Outstanding March 31, 2016	11,801,904	$1.11	3.58	$—
Vested at March 31, 2016	8,518,159	$1.23	1.66	$—

As of March 31, 2016, the total unrecognized compensation cost related to unvested stock options amounted to $1.8 million, which will be recognized over the weighted average remaining requisite service period of approximately 15 months.

On March 11, 2016, the Company issued an aggregate of 314,500 restricted stock units to certain officers and employees.  The shares will be fully vested on March 10, 2018.  For accounting purposes, these shares were valued at $0.33, which was the stock price on the date of grant, and will be expensed over the service period of two years from the date of grant.
Warrants
In connection with the sale of Preferred Stock in May 2010, the Company issued warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50. The warrants had a five-year term from the date of issuance. On May 16, 2015, the remaining warrants to purchase 1,290,996 shares of the Company’s common stock at $2.50 expired. (See “Warrant Liability” below.)
In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. The warrants had a five-year term from the date of issuance and contained a provision that provided for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price. As a result of the January and October 2012 financings, the exercise price of the warrants was adjusted to $1.87 and the number of warrants was proportionately increased to 2,823,670 net of exercises. During the quarter ended June 30, 2014, the exercise price was further adjusted to $1.85 and the number of warrants outstanding was proportionately increased to 2,854,196 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended March 31, 2015, the exercise price was further adjusted to $1.84 and the number of warrants outstanding was proportionately increased to 2,869,696 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  During the quarter ended December 31, 2015, the exercise price was further adjusted to $1.79 and the number of warrants outstanding was proportionately increased to 2,949,845 to reflect the issuances pursuant to the Company’s Controlled Equity OfferingSM.  As a result of the February 2015 underwritten public offering, the exercise price of the warrants was further adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836.  On February 24, 2016, the remaining warrants to purchase 3,666,836 shares of the Company's common stock expired (See “Warrant Liability” below).
In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2016, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.
In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2016, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price.   Accordingly, these warrants do not qualify for equity treatment. During the quarter ended March 31, 2016, the exercise price was adjusted to $0.65 to reflect the issuances pursuant to the Company's controlled equity offering and recorded a charge to financing expense of $14,636.  As of March 31, 2016, warrants to purchase 18,655,000 shares of the Company’s common stock remain outstanding relating to this public offering (See “Warrant Liability” below).
Warrant Liability
The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On March 31, 2016, the price per share of Company’s common stock was $0.29 per share compared to $0.36 per share at December 31, 2015.
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
In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings and shares sold through the Company's Controlled Equity Offering during 2014, the exercise price of the warrants was adjusted to $1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. As of result of the Company’s February 2015 underwritten public offering, the exercise price of the warrants was adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836 . The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three months ended March 31, 2015, the Company recorded a credit to other income of $634,910. The remaining warrants expired on February 24, 2016. The Company did not record a credit or charge to other income during the three months ended March 31, 2016.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $0.66.  Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  For the three months ended March 31, 2015, the Company recorded a credit to other income of $1,119,300. As of March 31, 2016, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 89%; (iii) risk free rate of 1.02% and (iv) expected term of 3.86 years.  For the three months ended March 31, 2016, the

Company recorded a credit to other income of $481,011. As of March 31, 2016, the carrying value of the warrant liability is $1,492,400.
Volatility has been estimated using the historical volatility of the Company’s stock price.
The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Balance – January 1	$1,958,775	$597,719
Issuance of warrants and effect of repricing	14,636	4,286,314
Exercise of warrants	—	—
(Gain) or loss included in earnings	(481,011)	(1,761,956)
Transfers in and out/or out of Level 3	—	—
Balance – March 31	$1,492,400	$3,122,077

Additionally, during the three months ended March 31, 2016 and 2015, the Company recorded a charge to financing expense of $14,636 and $88,939, respectively, to reflect the repricing of previously issued warrants.

7.  California Institute of Regenerative Medicine Award

On September 18, 2015 the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award provided for a $4 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that are primarily dependent on patient randomization in the ICT-107 Phase 3 trial. Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company has the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercises it right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (0.62% as of March 31, 2016) plus 25% per annum.  Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than revenue.  If the Company was to lose this funding, it may be required to delay, postpone, or cancel its clinical trials or otherwise reduce or curtail its operations unless it is able to obtain adequate financing for its clinical trials from additional sources.  During the three months ended March 31, 2016, the Company did not receive any award proceeds and it accrued interest expense of $264,827, which is included in the CIRM liability on the balance sheet.

8. 401(k) Profit Sharing Plan
During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three months ended March 31, 2016 or March 31, 2015.

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
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	March 31, 2016	March 31, 2015
Income tax benefit at the federal statutory rate	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)%	(6)%
Change in fair value of warrant liability	3%	(2)%
Change in valuation allowance for deferred tax assets	37%	42%
Total	—%	—%

Deferred taxes consisted of the following:

	March 31, 2016	December 31, 2015
Net operating loss carryforwards	$22,439,204	$16,302,000
Stock-based compensation	2,690,282	2,191,000
Less valuation allowance	(25,129,486)	(18,493,000)
Net deferred tax asset	$—	$—
The valuation allowance increased by $2,439,142 and $883,062 during the three months ended March 31, 2016 and 2015 respectively.
As of December 31, 2015, the Company had federal and California income tax net operating loss carry forwards of approximately $50.1 million, and as of March 31, 2016, management has estimated federal and California income tax net operating loss carry forwards of approximately $56.1 million. These federal and California net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.
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

10. Subsequent Events

Subsequent to March 31, 2016, the Company sold 1,494,401 shares of its common stock under the Controlled Equity Offering, which resulted in net proceeds of approximately $401,018.  Aggregate gross sales for additional common stock of approximately $14,300,000 remain available under the Sales Agreement.

Subsequent to March 31, 2016, the Company extended its lease on its corporate headquarters through August 31, 2017 at a monthly rental of $8,554.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to ImmunoCellular Therapeutics, Ltd., a Delaware corporation and its subsidiaries.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2015. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Overview
ImmunoCellular Therapeutics, Ltd. and its subsidiaries (the Company) is a biotechnology company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues. The Company has recently begun Phase 3 testing of its lead product candidate, ICT-107, in which we anticipate randomizing 414 patients at about 120 clinical sites in the United States, Canada and Europe. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). The Company is holding the initiation of its ICT-140 trial until we can find a partner for the program to share expenses or until we have secured sufficient financial resources to complete the ICT-107 Phase 3 program. Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of March 31, 2016, the Company had an accumulated deficit of $79,771,085. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities, fair value of warrant derivatives and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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

During the three months ended March 31, 2016 and 2015, we recorded an expense of $4,737,575 and $2,065,225, respectively, related to research and development activities.
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
Income Taxes
The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2012 to 2015, remain open for possible review.
California Institute of Regenerative Medicine
During 2015, the Company received an award from the California Institute of Regenerative Medicine (CIRM) of $19.9 million, of which $4 million was received by the Company during 2015, to partially fund the Company’s Phase 3 trial of ICT-107. The Company did not receive any award proceeds during the three months ended March 31, 2016. Under the terms of the award, the Company is required to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan including interest at the rate of the three-month LIBOR rate (0.62% as of March 31, 2016) plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company has accounted for this award as a liability rather than revenue. Additionally, the Company has accrued interest on the loan at the aforementioned rate.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.
Results of Operations
Three months ended March 31, 2016 and 2015
Net Loss

We incurred a net loss of $5,633,345 and $1,424,846 for the three months ended March 31, 2016 and 2015, respectively. The increase in the net loss is primarily due to an increase in research and development expenses during the most recent quarter.
Revenues
We did not have any revenue during the three months ended March 31, 2016 and 2015 and we do not expect to have any revenue in 2016.

Expenses

Research and development expenses for the three months ended March 31, 2016 were $4,737,575 compared to $2,065,225 in the same period in 2015.  During the quarter ended March 31, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 phase 3 trial.  These expenses included completion of several site initiations, technology transfer to Europe and regulatory submissions in Canada and 8 European countries. Additionally, we liberalized the enrollment criteria for ICT-121 and have treated more patients. We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies. Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program.

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $1,099,832 and $1,035,895, respectively.  The increase is primarily due to higher professional fees during the current quarter.

Liquidity and Capital Resources
As of March 31, 2016, we had working capital of $17,176,304, compared to working capital of $22,291,140 as of December 31, 2015. We expect our costs will increase in 2016 primarily to fund the Phase 3 trial of ICT-107, and that we will not have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. These factors raise substantial doubt about our ability to continue as a going concern.
On September 18, 2015, we received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund our Phase 3 trial of ICT-107. The award provided an initial project payment in 2015 of $4 million and $15.9 million in future milestone payments that are primarily dependent on patient randomization.  We are obligated to share future ICT-107 related revenue with CIRM.  The percentage of revenue sharing is dependent on the amount of the award received by us and whether the revenue is from product sales or license fees.  The maximum revenue sharing amount we may be required to pay to CIRM is equal to nine times the total amount awarded and paid to us.  We have the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, we have the option to convert the award to a loan.  We may exercise this loan conversion option until ten business days after the FDA notifies us that it has accepted our application for marketing authorization.  In the event we exercise our right to convert the award to a loan, we will be obligated to repay the loan within ten business days of making the election including interest at the rate of the three-month LIBOR rate (0.62% as of March 31, 2016) plus 25% per annum.  Since we may be required to repay some or all of the amounts awarded by CIRM, we account for this award as a liability rather than revenue and accrue interest at the aforementioned rate.
On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined public offering price of $0.60 per share and accompanying warrant to purchase 0.70 of a share of our common stock. The resulting aggregate net proceeds from the offering was approximately $14.5 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.5 million. The warrants have an exercise price of $0.66 per share and a term of 60 months from the date of issuance. The warrants provide for a weighted average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions.  Accordingly, these warrants have been accounted for as derivative liabilities and approximately $4.2 million of the net proceeds was allocated to the warrant derivative and the remaining $10.3 million was allocated to equity.  During the quarter ended March 31, 2016, the exercise price was adjusted to $0.65 to reflect the issuances pursuant to the Company's Controlled Equity Offeringsm.
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through March 31, 2016, we sold 8,363,909 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,845,877.  As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million.
During the three months ended March 31, 2016, the Company sold 1,417,648 shares of common stock that resulted in net proceeds of $264,668.

As of March 31, 2016, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities, other than the CIRM award liability. We have various purchase commitments for sponsored research, which are generally cancelable upon 30 to 120 day notice, and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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

Cash Flows
We used $5,350,921 of cash in our operations for the three months ended March 31, 2016, compared to $3,048,986 for the three months ended March 31, 2015. During the quarter ended March 31, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 Phase 3 trial.  These expenses included completion of several site initiations, technology transfer to Europe and regulatory submissions in Canada and 8 European countries. Additionally, we liberalized the enrollment criteria for ICT-121 and have treated more patients.  We also incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program. During the three months ended March 31, 2016, we incurred $527,268 of non-cash expenses consisting of $264,827 of accrued interest on the CIRM award, $20,370 of depreciation, $14,636 of financing expenses and $227,435 of stock based compensation. We also recorded a non-cash credit of $481,011 related to the revaluation of our warrant derivatives. During the three months ended March 31, 2015, we incurred $301,461 of non-cash expenses consisting of $6,693 of depreciation, $88,939 of financing expenses and $205,829 of stock based compensation and we recorded a non-cash credit of $1,761,956 related to the revaluation of our warrant derivatives.
During the three months ended March 31, 2016, we received $264,668, net of commissions and professional fees, through the sale of our common stock in our Controlled Equity Offering.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to the information included in Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016 with the SEC.

Item 1A. Risk Factors
You should read and consider the risk factors included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016 with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

 Item 6. Exhibits

Exhibit No.	Description
10.1*	Amended and Restated Independent Contractor Services Agreement dated February 1, 2016 between John Yu and ImmunoCellular Therapeutics, Ltd.*
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2016		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
IMMUNOCELLULAR THERAPEUTICS, LTD.
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2016

Exhibit No.	Description
10.1*	Amended and Restated Independent Contractor Services Agreement dated February 1, 2016 between John Yu and ImmunoCellular Therapeutics, Ltd.*
31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory arrangement.