Form 10-Q
period 2016-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2016-08-22
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 127,945,802 shares of its common stock outstanding as of August 17, 2016.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,948,858	$22,604,481
Supplies for clinical trials	1,661,658	1,158,632
Other assets	767,020	797,425
Total current assets	14,377,536	24,560,538
Property and equipment, net	143,974	180,922
Supplies for clinical trials	1,067,731	1,115,657
Deposits	3,449,006	4,176,280
Deferred financing costs	228,103	48,977
Total assets	$19,266,350	$30,082,374
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$709,167	$1,161,258
Accrued compensation and benefits	330,925	790,487
Accrued liabilities	601,658	317,653
Total current liabilities	1,641,750	2,269,398
CIRM liability	4,680,728	4,133,905
Warrant liability	1,063,335	1,958,775
Total liabilities	7,385,813	8,362,078
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 249,000,000 shares authorized; 93,395,802 and 90,310,149 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	9,340	9,031
Additional paid-in capital	96,971,853	95,849,005
Accumulated deficit	(85,100,656)	(74,137,740)
Total shareholders’ equity	11,880,537	21,720,296
Total liabilities and shareholders’ equity	$19,266,350	$30,082,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Revenues	$—	$—	$—	$—
Expenses:
Research and development	4,433,222	2,299,903	9,170,797	4,365,862
General and administrative	1,049,815	1,087,686	2,149,647	2,122,847
Total expenses	5,483,037	3,387,589	11,320,444	6,488,709
Loss before other income (expense)
and taxes	(5,483,037)	(3,387,589)	(11,320,444)	(6,488,709)
Interest income	6,397	5,653	8,911	8,910
Interest expense	(281,996)	—	(546,823)	—
Financing expense	(16,595)	—	(31,231)	(88,939)
Change in fair value of
warrant liability	445,660	227,206	926,671	1,989,162
Loss before provision for income taxes	(5,329,571)	(3,154,730)	(10,962,916)	(4,579,576)
Provision for income taxes	—	—	—	—
Net loss	$(5,329,571)	$(3,154,730)	$(10,962,916)	$(4,579,576)
Net loss per share	$(0.06)	$(0.03)	$(0.12)	$(0.05)
Weighted average number of shares outstanding basic and diluted:	92,878,262	90,254,823	92,072,062	84,070,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2015	90,310,149	$9,031	$95,849,005	$(74,137,740)	$21,720,296
Common stock issued through controlled equity offering at an average of $0.25 per share net of offering costs	3,085,653	309	641,901	—	642,210
Stock based compensation	—	—	480,947	—	480,947
Net loss	—	—	—	(10,962,916)	(10,962,916)
Balance at June 30, 2016	93,395,802	$9,340	$96,971,853	$(85,100,656)	$11,880,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(10,962,916)	$(4,579,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,963	13,285
Change in fair value of warrant liability	(926,671)	(1,989,162)
Financing expense	31,231	88,939
Stock-based compensation	480,947	429,964
Accrued interest on CIRM award	546,823	—
Changes in assets and liabilities:
Other assets	595,679	(403,344)
Supplies for clinical trials	(293,100)	—
Accounts payable	(531,531)	130,199
Accrued compensation and benefits	(459,562)	(43,787)
Accrued liabilities	284,005	(554,045)
Net cash used in operating activities	(11,194,132)	(6,907,527)
Cash flows from investing activities:
Purchase of property and equipment	(4,015)	(6,443)
Net cash used in investing activities	(4,015)	(6,443)
Cash flows from financing activities:
Proceeds from the issuance of common stock	691,187	—
Deferred financing costs	(148,663)	—
Proceeds from issuance of common stock and warrants net of offering costs	—	14,599,627
Net cash provided by financing activities	542,524	14,599,627
(Decrease) increase in cash and cash equivalents	(10,655,623)	7,685,657
Cash and cash equivalents, beginning of period	22,604,481	23,222,296
Cash and cash equivalents, end of period	$11,948,858	$30,907,953
Supplemental cash flows disclosures:
Interest expense paid	—	—
Income taxes paid	—	—
Supplemental non-cash financing disclosures:
Deferred offering costs included in accounts payable	$79,440	$—

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
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its immunotherapy product candidates and the recent clinical testing activities for one of its immunotherapy product candidates, and has not generated any recurring revenues. The Company has begun Phase 3 testing of its lead product candidate, ICT-107. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has either secured a partner for the program or sufficient financial resources to complete the ICT-107 Phase 3 program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of June 30, 2016, the Company had an accumulated deficit of $85,100,656. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 30, 2016.
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
2. Summary of Significant Accounting Policies
Basis of presentation and going concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through June 30, 2016, the Company has incurred accumulated losses of $85,100,656 and as of June 30, 2016, the Company had $11,948,858 of cash. In addition, the Company raised approximately $7.5 million of gross proceeds from its recent offering and an additional $1.5 million in connection with the CIRM award that occurred subsequent to June 30, 2016. However, the Company expects that it will not have enough cash resources to fund the business for the next 12 months. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds, it might be forced to make substantial reductions in the on-going clinical trials thereby damaging the Company's reputation in the biotech and medical communities, which could adversely affect the Company’s ability to implement its business plan and its viability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Company had $7,967,861 and $21,818,229, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
Supplies - Supplies are stated at the lower of cost or market, with cost determined by the first-in, first-out basis and consist of items that will be used in the Company’s ongoing clinical trials.  Management analyzes historical and prospective usage to estimate obsolescence and did not record any reserve for obsolescence during the three and six month periods ended June 30, 2016. Additionally, management has estimated supply usage in the next twelve months to determine the balance sheet classification between current and non-current.
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
Fair value was estimated at the date of grant using the following weighted average grant date assumptions:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Risk-free interest rate	1.3%	1.8%
Expected dividend yield	None	None
Expected life	6.0 years	6.6 years
Expected volatility	82.7%	94.2%
Expected forfeitures	—%	—%
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
When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2016, the Company had 111,165,945 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of June 30, 2016 and December 31, 2015, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of June 30, 2016, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.
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
Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these consolidated financial statements.
Reclassification - Certain prior year amounts included in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of these consolidated financial statements:
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
Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 37,120,034 shares and 39,032,089 shares at June 30, 2016 and 2015, respectively.
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
3. Property and Equipment
Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Computers	$70,960	$66,945
Research equipment	305,066	305,066
	376,026	372,011
Accumulated depreciation	(232,052)	(191,089)
	$143,974	$180,922

Depreciation expense was $20,593 and $6,592  for the three months ended June 30, 2016 and 2015, respectively. Additionally, depreciation expense was $40,963 and $13,285 for the six months ended June 30, 2016 and 2015, respectively.
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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.0 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. During the six months ended June 30, 2016, the Company incurred $100,000 of licensing fees to Cedars-Sinai. No licensing fees were incurred during the six months ended June 30, 2015.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  During the six months ended June 30, 2016 and 2015, Cedars-Sinai did not perform any research activities on behalf of the Company.
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
Novella Clinical LLC
On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the Phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella Clinical will supervise the trial in the United States, Europe and Canada and will recruit 414 patients with newly diagnosed glioblastoma.  As of June 30, 2016, the Company has deposits of $3,255,772 with Novella Clinical that will be applied against the final trial related invoices.  Since the trial is not expected to be completed within the next twelve months, this amount is included in deposits and reflected as a non-current asset on the June 30, 2016 balance sheet. The Company may terminate this agreement upon 60 days’ notice.
ICON (formerly known as Aptiv Solutions)
The Company has contracted with ICON to provide certain services related to the Company’s ICT-107 Phase 2 trial. The original agreement was entered into in August of 2010.  On September 17, 2013, the Company entered into a Master Services Agreement with ICON to provide certain services related to the Company’s products under development.  Simultaneously, the Company and ICON entered into Project Agreement Number 1 for the ICT-140 Phase 2 trial that provides for payments of approximately $2.7 million until completion of the services described therein.  On May 6, 2014, the Company and ICON entered into Amendment #1 to Project Agreement Number 1 to amend the project schedule and provide additional services for an additional fee of $170,004.  On August 21, 2014, the Company and ICON entered into Amendment #2 to Project Agreement Number 1to amend the project schedule and replace the aggregate budget.  The total aggregate fee pursuant to the original agreement and the two modifications is $3.5 million. Currently, the Company has suspended development of ICT-140 and, therefore, there is no ongoing commitment related to this program.  On July 17, 2014, the Company and ICON entered into Project Agreement CD-133 for the ICT-121 Phase 1 trial that provides for payments of approximately $2.3 million until completion of the services described therein. As of June 30, 2016, the Company has deposits of $308,224 with ICON that are included in other current assets. The Company may terminate this trial upon 60 days' notice.
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
California Institute of Technology
On September 9, 2014, the Company entered into an Exclusive License Agreement with the California Institute of Technology under which the Company acquired exclusive rights to novel technology for the development of certain antigen specific stem cell immunotherapies for the treatment of cancers.
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
PCT, LLC
On June 11, 2015, the Company entered into a Services Agreement with PCT, LLC, a Caladrius Company (PCT), a subsidiary of Caladrius Biosciences, Inc.
Pursuant to the terms of the Agreement, PCT will provide current good manufacturing practice (cGMP) services for the Phase 3 manufacture of ICT-107 and Phase 1manufacture of ICT-121. PCT will provide, among other things, a controlled environment room on a semi-dedicated basis and qualified personnel to conduct runs as the parties mutually agree in writing and schedule. PCT’s facilities are registered with the FDA for testing; packaging; processing; storage; labeling and distribution of Peripheral Blood stem and Somatic Cell therapy products, and maintain cGMP-compliant quality systems.
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
Employment Agreements
The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.3 million and the potential bonus is approximately $450,000.  During the six months ended June 30, 2016, the Company issued options to purchase an aggregate of 825,000 shares of common stock to its management at a weighted average exercise price of $0.33 that vest over a period of 4 years.  Additionally, during the six months ended June 30, 2016, the Company issued 285,000 restricted stock units of the Company’s common stock that will vest in March 2018.
Operating Lease
The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. The monthly rental increases by 3% on each anniversary date of the lease. Rent for the months of August and September 2013 was abated.  Rent expense was approximately $54,000 and $50,000 for the six months ended June 30, 2016 and 2015, respectively. During the quarter ended June 30, 2016, the Company extended this lease through August 31, 2017, at a monthly rental of $8,554.
Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2016	$51,324
2017	68,432
Total	$119,756
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
Controlled Equity Offering
On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. During the six months ended June 30, 2016, the Company sold 3,085,653 shares of common stock that resulted in net proceeds of $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. Subsequent to June 30, 2016, the Company completed an underwritten public offering. As a condition of the offering, the Company agreed not to sell shares pursuant to the Controlled Equity Offering for a period of 60 days after closing (See Note 10 - Subsequent Event). At June 30, 2016, the Company had $14.3 million available to be sold under the Sales Agreement.
Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to12,000,000 shares. Options to purchase 4,636,479 common shares have been granted under the Plan and are outstanding as of June 30, 2016. Additionally, 260,000 shares of restricted common stock have been granted to management and 40,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.
On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 10,000,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan was approved by the Company's stockholders at its 2016 Annual Meeting of Stockholders. During the six months ended June 30, 2016, the Company’s Board of Directors granted 1,937,750 stock options and 314,500 restricted stock units to certain directors, officers and employees. The options have an exercise price equal to the closing stock price on the date of grant. The stock options vest over a period of four years and the restricted stock units vest over a period of two years.
The following table summarizes stock option activity for the Company during the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2015	10,719,904	$1.18	—	—
Granted	1,937,750	$0.29	—	—
Exercised	—	$—	—	—
Forfeited or expired	(57,968)	$1.45	—	—
Outstanding June 30, 2016	12,599,686	$1.05	3.72	$51,345
Vested at June 30, 2016	8,820,320	$1.22	1.63	$—
As of June 30, 2016, the total unrecognized compensation cost related to unvested stock options amounted to $1.9 million, which will be recognized over the weighted average remaining requisite service period of approximately 14 months.
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
In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2016, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.
In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2016, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants have a five-year term from the date of issuance and contain a provision that provides for an adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price.   Accordingly, these warrants do not qualify for equity treatment. During the six months ended June 30, 2016, the exercise price was adjusted to $0.64 to reflect the issuances pursuant to the Company's controlled equity offering and the Company recorded a charge to financing expense of $31,231.  As of June 30, 2016, warrants to purchase 18,655,000 shares of the Company’s common stock remain outstanding relating to this public offering (See “Warrant Liability” below). Subsequent to June 30,

2016, the Company completed an underwritten public offering that will result in an adjustment to the exercise price of these warrants. The Company has not finalized the adjustment to the exercise price of these warrants as the adjustment is dependent on the valuation of the warrants that were issued as part of the August 2016 financing (See Subsequent Events - Note 10).
Warrant Liability
The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On June 30, 2016, the price per share of Company’s common stock was $0.23 per share compared to $0.36 per share at December 31, 2015.
In connection with the sale of Preferred Stock in May 2010, the Company issued to the investors warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contained a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period and any change in value was recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. During the three months ended June 30, 2015, the Company recorded a credit to other income of $7,746 to record the change in fair value of warrant liability.  The remaining warrants expired during the three months ended June 30, 2015.
In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings and shares sold through the Company's Controlled Equity Offering during 2014, the exercise price of the warrants was adjusted to $1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. As a result of the Company’s February 2015 underwritten public offering, the exercise price of the warrants was adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836 . The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three months ended March 31, 2015, the Company recorded a credit to other income of $634,910 to record the change in fair value of the warrant liability. The remaining warrants expired on February 24, 2016. The Company did not record a credit or charge to change in fair value of warrant liability in other income during the three and six months ended June 30, 2016.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $0.66.  Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  For the three and six months ended June 30, 2015, the Company recorded a credit to other income of $205,205 and $1,324,505, respectively. As of June 30, 2016, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 89%; (iii) risk free rate of 0.8% and (iv) expected term of 3.61 years.  For the three and six months ended June 30, 2016, the Company recorded a credit to other income of $445,660 and $926,671, respectively to record the change in fair value of the warrant liability. As of June 30, 2016, the carrying value of the warrant liability is $1,063,335.

Volatility has been estimated using the historical volatility of the Company’s stock price.
The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis using significant unobservable inputs (level 3) during the period ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Balance – January 1	$1,958,775	$597,719
Issuance of warrants and effect of repricing	31,231	4,286,314
Exercise of warrants	—	—
(Gain) or loss included in earnings	(926,671)	(1,989,162)
Transfers in and out/or out of Level 3	—	—
Balance – June 30	$1,063,335	$2,894,871
 Additionally, during the six months ended June 30, 2016 and 2015, the Company recorded a charge to financing expense of $31,231 and $88,939, respectively, to reflect the repricing of previously issued warrants.
7.  California Institute of Regenerative Medicine Award
On September 18, 2015 the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that are primarily dependent on patient randomization in the ICT-107 Phase 3 trial. Subsequent to June 30, 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment, in July 2016. The total amount of the award remains unchanged. (See Subsequent Events). Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company has the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercises it right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (0.65% as of June 30, 2016) plus 25% per annum.  Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than revenue.  If the Company was to lose this funding, it may be required to delay, postpone, or cancel its clinical trials or otherwise reduce or curtail its operations unless it is able to obtain adequate financing for its clinical trials from additional sources.  For the three and six months ended June 30, 2016, the Company accrued interest of $281,996 and $546,823, respectively, and it did not receive any award proceeds.
8. 401(k) Profit Sharing Plan
During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the six months ended June 30, 2016 or June 30, 2015.
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

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	June 30, 2016	June 30, 2015
Income tax benefit at the federal statutory rate	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)%	(6)%
Change in fair value of warrant liability	4%	17%
Change in valuation allowance for deferred tax assets	36%	23%
Total	—%	—%
Deferred taxes consisted of the following:

	June 30, 2016	December 31, 2015
Net operating loss carryforwards	23,625,396	16,302,000
Stock-based compensation	2,791,687	2,191,000
Less valuation allowance	(26,417,083)	(18,493,000)
Net deferred tax asset	$—	$—
The valuation allowance increased by $3,538,739 and $883,062 during the six months ended June 30, 2016 and 2015, respectively.
As of December 31, 2015, the Company had federal and California income tax net operating loss carry forwards of approximately $50.1 million, and as of June 30, 2016, management has estimated federal and California income tax net operating loss carry forwards of approximately $59.1 million. These federal and California net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.
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
10. Subsequent Events
CIRM Award Modification
As described in Note 7 above, the terms of the CIRM award were modified such that the Company received an additional $1.5 million in July 2016 as part of the initial award received from CIRM. The total amount of the award and other award conditions remain unchanged.
Underwritten Public Offering
Subsequent to June 30, 2016, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company sold 34,550,000 shares of common stock, pre-funded warrants to purchase 12,450,000 shares of the Company's common stock and base warrants to purchase 35,250,000 shares of our common stock. The common stock and base warrants were sold at a combined price of $0.16, and the base warrants were approved for listing on the NYSE MKT under the symbol "IMUC.WS." The pre-funded warrants were sold to certain investors in lieu of common stock less the $0.01 per share exercise price for each pre-funded warrant. The base warrants have an exercise price of $0.1921 per share, have a life of five years from the date of issuance and contain a weighted-average exercise price adjustment if the Company issues or is deemed to issue additional shares of common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions. Accordingly, these warrants will be accounted for as derivative liabilities. The Company has not finalized the accounting for these warrants. Additionally, the Company has granted the underwriters a 45 day option to purchase up to an additional 7,050,000 shares of common stock and/or base warrants to purchase 5,287,000 shares of its common stock. On August 12, 2016, the underwriters exercised its option to purchase 4,478,625 of additional base warrants at a price of $0.01266 per base warrant. The gross proceeds from the offering are approximately $7.5 million.
    This new offering triggered an adjustment to the exercise price of the warrants issued in February 2015, which include provisions whereby the exercise price would be adjusted if there was a subsequent financing that included a per share price that is less than the current exercise price. The Company has not finalized the adjustment to the exercise price of these warrants as the adjustment is dependent on the valuation of the warrants that were issued as part of the August 2016 financing. Additionally, the Company has agreed not to sell shares through its Controlled Equity Offering for a period of 60 days after closing.

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
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues. We have begun Phase 3 testing of out lead product candidate, ICT-107, in which we anticipate randomizing 414 patients at about 120 clinical sites in the United States, Canada and Europe. We have two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). We are holding the initiation of its ICT-140 trial until we can find a partner for the program to share expenses or until we have secured sufficient financial resources to complete the ICT-107 Phase 3 program. Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  We have incurred operating losses and, as of June 30, 2016, we have an accumulated deficit of $85,100,656. We expect to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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

During the six months ended June 30, 2016 and 2015, we recorded an expense of $9,170,797 and $4,365,862, respectively, related to research and development activities.
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
California Institute of Regenerative Medicine
During 2015, the Company received an award from the California Institute of Regenerative Medicine (CIRM) of $19.9 million, of which $4 million was received by the Company during 2015, to partially fund the Company’s Phase 3 trial of ICT-107. The Company did not receive any award proceeds during the six months ended June 30, 2016. Under the terms of the award, the Company is required to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan including interest at the rate of the three-month LIBOR rate (0.65% as of June 30, 2016) plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company has accounted for this award as a liability rather than revenue. Additionally, the Company has accrued interest on the loan at the aforementioned rate. Subsequent to June 30, 2016, the Company and CIRM modified the award such that the Company would receive an additional $1.5 million in initial payment, which was received in July 2016. The total amount of the award, and other award conditions, remain unchanged.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.
Results of Operations
Three months ended June 30, 2016 and 2015
Net Loss

We incurred a net loss of $5,329,571 and $3,154,730 for the three months ended June 30, 2016 and 2015, respectively. The increase in the net loss is primarily due to an increase in research and development expenses related to the phase 3 trial of ICT-107 during the most recent quarter.
Revenues
We did not have any revenue during the three months ended June 30, 2016 and 2015 and we do not expect to have any revenue in 2016.

Expenses

Research and development expenses for the three months ended June 30, 2016 were $4,433,222 compared to $2,299,903 in the same period in 2015.  During the quarter ended June 30, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 phase 3 trial.  These expenses included completion of several site initiations, technology transfer to Europe and regulatory submissions in Canada and eight European countries. Additionally, we liberalized the enrollment criteria for ICT-121 and have treated more patients. We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies. Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program.

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $1,049,815 and $1,087,686, respectively.  These expenses remained constant between periods.
Six months ended June 30, 2016 and 2015
Net Loss
We incurred a net loss of $10,962,916 and $4,579,576 for the six months ended June 30, 2016 and 2015, respectively. The increase in the net loss reflects additional research and development expenses, primarily due to the initiation of the phase 3 trial of ICT-107, and a smaller credit to other income during the six months ended June 30, 2016 related to the revaluation of our warrant derivatives as compared to the same period in the prior year.
Revenues
We did not have any revenue during the six months ended June 30, 2016 and 2015 and we do not expect to have any revenue in 2016.
Expenses
Research and development expenses for the six months ended June 30, 2016 and 2015 were $9,170,797 and $4,365,862, respectively. During the six months ended June 30, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 phase 3 trial.  These expenses included completion of several site initiations, technology transfer to Europe and regulatory submissions in Canada and 8 European countries. Additionally, we liberalized the enrollment criteria for ICT-121 and have treated more patients. We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies. Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program.
General and administrative expenses for the six months ended June 30, 2016 and 2015 were $2,149,647 and $2,122,847, respectively.  These expenses remained constant between periods.
Liquidity and Capital Resources
As of June 30, 2016, we had working capital of $12,735,786, compared to working capital of $22,291,140 as of December 31, 2015. We expect our expenses to continue at a similar pace during the remainder of 2016 and into 2017 primarily to fund the Phase 3 trial of ICT-107, and that we will not have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. These factors raise substantial doubt about our ability to continue as a going concern.
On September 18, 2015, we received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund our Phase 3 trial of ICT-107. The award provided an initial project payment in 2015 of $4 million and $15.9 million in future milestone payments that are primarily dependent on patient randomization.  Subsequent to June 30, 2016, we modified the award such that we would receive an additional $1.5 million in initial payment, which was received in July 2016. The total amount of the award remains unchanged. We are obligated to share future ICT-107 related revenue with CIRM.  The percentage of revenue sharing is dependent on the amount of the award received by us and whether the revenue is from product sales or license fees.  The maximum revenue sharing amount we may be required to pay to CIRM is equal to nine times the total amount awarded and paid to us.  We have the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, we have the option to convert the award to a loan.  We may exercise this loan conversion option until ten business days after the FDA notifies us that it has accepted our application for marketing authorization.  In the event we exercise our right to convert the award to a loan, we will be obligated to repay the loan within ten business days of making the election including interest at the rate of the three-month LIBOR rate (0.65% as of June 30, 2016) plus 25% per annum.  Since we may be required to repay some or all of the amounts awarded by CIRM, we account for this award as a liability rather than revenue and accrue interest at the aforementioned rate.
On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined public offering price of $0.60 per share and accompanying warrant to purchase 0.70 of a share of our common stock. The resulting aggregate net proceeds from the offering was approximately $14.5 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.5 million. The warrants have an exercise price of $0.66 per share and a term of 60 months from the date of issuance. The warrants provide for a weighted average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions.  Accordingly, these warrants have been accounted for as derivative liabilities and approximately $4.2 million of the net proceeds was allocated to the warrant derivative and the remaining $10.3 million was allocated to equity.  During the quarter ended June 30, 2016, the exercise price was adjusted to $0.64 to reflect the issuances pursuant to the Company's Controlled Equity Offeringsm.
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

During the six months ended June 30, 2016, the Company sold 3,085,653 shares of common stock that resulted in net-cash proceeds of $691,187.

As of June 30, 2016, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities, other than the CIRM award liability. We have various purchase commitments for sponsored research, which are generally cancelable upon 30 to 120 day notice, and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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
Subsequent to June 30, 2016, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company sold 34,550,000 shares of common stock, pre-funded warrants to purchase12,450,000 shares of our common stock and base warrants to purchase 35,250,000 shares of our common stock. The common stock and base warrants were sold at a combined price of $0.16, and the base warrants were approved for listing on the NYSE MKT under the symbol "IMUC.WS." The pre-funded warrants were sold to certain investors in lieu of common stock less the $0.01 per share exercise price for each pre-funded warrant. The base warrants have an exercise price of $0.1921 per share, have a life of five years from the date of issuance and contain a weighted-average exercise price adjustment if the Company issues or is deemed to issue additional shares of common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions. Accordingly, these warrants will be accounted for as derivative liabilities. The Company has not finalized the accounting for these warrants. Additionally, the Company has granted the underwriters a 45 day option to purchase up to an additional 7,050,000 shares of common stock and/or base warrants to purchase 5,287,000 shares of its common stock. On August 12, 2016, the underwriters exercised its option to purchase an additional 4,478,625 of base warrants at a price of $0.01266 per base warrant. The gross proceeds from the offering are approximately $7.5 million.
As a result of this offering, the exercise price of the warrants issued in February 2015, which include provisions whereby the exercise price would be adjusted if there was a subsequent financing that included a per share price that is less than the current exercise price, will be adjusted. The Company has not finalized the adjustment to the exercise price of these warrants as the adjustment is dependent on the valuation of the warrants that were issued as part of the August 2016 financing. Additionally, the Company has agreed not to sell shares through its Controlled Equity Offering for a period of 60 days after closing.
Cash Flows
We used $11,194,132 of cash in our operations for the six months ended June 30, 2016, compared to $6,907,527 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 Phase 3 trial.  These expenses included completion of several site initiations, technology transfer to Europe and regulatory submissions in Canada and 8 European countries. Additionally, we liberalized the enrollment criteria for ICT-121 and have treated more patients.  We also incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program. During the six months ended June 30, 2016, we incurred $1,099,964 of non-cash expenses consisting of $546,823 of accrued interest on the CIRM award, $40,963 of depreciation, $31,231 of financing expenses and $480,947 of stock based compensation. We also recorded a non-cash credit of $926,671 related to the revaluation of our warrant derivatives. During the six months ended June 30, 2015, we incurred $532,188 of non-cash expenses consisting of $13,285 of depreciation, $88,939 of financing expenses and $429,964 of stock based compensation and we recorded a non-cash credit of $1,989,162 related to the revaluation of our warrant derivatives.
During the six months ended June 30, 2016, we received $691,187, net of commissions and professional fees, through the sale of our common stock in our Controlled Equity Offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016 with the SEC except as noted below.

If we fail to adhere to the strict listing requirements of the NYSE MKT, our common stock and/or base warrants sold in our August 2016 underwritten public offering may be subject to delisting. As a result, the trading price of our common stock and base warrants may decline and may be delisted. If our stock and/or base warrants were no longer listed on the NYSE MKT, the liquidity of our securities likely would be impaired.

Our common stock currently trades on the NYSE MKT under the symbol IMUC, and our base warrants currently trade on the NYSE MKT under the symbol IMUC.WS. If we fail to adhere to the NYSE MKT’s strict listing criteria, including certain price-based criteria, our stock may be delisted. This could potentially impair the liquidity of our securities not only in the number of shares or base warrants that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock and/or base warrants. We believe that current and prospective investors would view an investment in our common stock and base warrants more favorably if they continue to be listed on the NYSE MKT.

Two research reports were published by one of the underwriters after the initial filing of our registration statement in connection with our August 2016 underwritten public offering. If either of these research reports were held to violate the Securities Act, investors in that offering may have the right to seek refunds or damages.
On June 7, 2016 and June 8, 2016, after the initial filing of the registration statement in connection with our recent underwritten public offering, two research reports were written and distributed by Maxim Group LLC, one of the underwriters in the offering. These research reports were not intended to constitute offering materials in connection with this offering; however, there may nevertheless be a risk that the reports could be deemed prospectuses not meeting the requirements of the Securities Act, and the distribution of the reports could be found to be a violation of Section 5 of the Securities Act.
If the distribution of these research reports were to be held by a court to be a violation by us of Section 5 of the Securities Act, purchasers in the offering that received the research reports, if any, and potentially all purchasers of common stock in the offering would, under the Securities Act, have the right for a period of one year from the date of purchase to seek recovery of the consideration paid in connection with their purchase, or, if they had already sold the common stock purchased in the offering, sue us for damages resulting from their purchase. The total amount of these damages could potentially equal the gross proceeds of the offering, plus interest and the purchasers’ attorneys’ fees, if these investors seek recovery or damages after an entire loss of their investment. We also could be subject to potential enforcement actions by the Securities and Exchange Commission, which could result in injunctive relief or the imposition of fines. Although we would vigorously contest any claims brought on the basis of these research reports, there can be no guarantee that we would be successful in refuting any and all such claims. If any such claims were to succeed, we might not have sufficient funds to pay the resulting damages or to finance a repurchase of our common stock, and our reputation and our business could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

 Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to Lease Extending Lease Term executed on May 18, 2016 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd.

10.2(1)+	2016 Equity Incentive Plan

10.3 (1)+	Forms of Stok Option Agreement, Notice of Grant of Stock Option, Restricted Stock Unit Grant Notice and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Plan.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the like-described exhibit to the Company's Registration Statement on Form S-1 (File No. 333-211763) and amendments thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2016		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
IMMUNOCELLULAR THERAPEUTICS, LTD.
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2016

Exhibit No.	Description
10.1	First Amendment to Lease Extending Lease Term executed on May18, 2016 between Calabasas/Sorrento Square, LLC and ImmunoCellular Therapeutics, Ltd.

10.2(1)+	2016 Equity Incentive Plan

10.3(1)+	Forms of Stock Option Award Agreement, Notice of Grant of Stock Option, Restricted Stock Unit Grant Notice and Restricted Stock Award Grant Notice under the 2016 Equity Incentive Plan

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the like-described exhibit to the Company's Registration Statement of Form S-1 (File No. 333-211763) and amendments thereto.