Form 10-Q
period 2016-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2016-11-10
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 137,795,802 shares of its common stock outstanding as of November 4, 2016.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,297,823	$22,604,481
Supplies for clinical trials	1,037,291	1,158,632
Other assets	631,225	797,425
Total current assets	16,966,339	24,560,538
Property and equipment, net	126,718	180,922
Supplies for clinical trials	1,614,835	1,115,657
Deposits	3,520,885	4,176,280
Deferred financing costs	—	48,977
Total assets	$22,228,777	$30,082,374
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$471,645	$1,161,258
Accrued compensation and benefits	359,219	790,487
Accrued liabilities	902,573	317,653
Total current liabilities	1,733,437	2,269,398
CIRM liability	6,523,051	4,133,905
Warrant liability	2,340,876	1,958,775
Total liabilities	10,597,364	8,362,078
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.0001 par value; 249,000,000 shares authorized; 137,795,802 and 90,310,149 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	13,780	9,031
Additional paid-in capital	101,516,114	95,849,005
Accumulated deficit	(89,898,481)	(74,137,740)
Total shareholders’ equity	11,631,413	21,720,296
Total liabilities and shareholders’ equity	$22,228,777	$30,082,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Revenues	$—	$—	$—	$—
Expenses:
Research and development	4,563,896	2,662,373	13,734,693	7,028,242
General and administrative	908,380	1,083,516	3,058,027	3,206,356
Total expenses	5,472,276	3,745,889	16,792,720	10,234,598
Loss before other income (expense)
and taxes	(5,472,276)	(3,745,889)	(16,792,720)	(10,234,598)
Interest income	9,920	5,498	18,831	14,408
Interest expense	(342,323)	—	(889,146)	—
Financing expense	(111,557)	—	(142,788)	(88,939)
Change in fair value of
warrant liability	1,118,411	339,136	2,045,082	2,328,298
Loss before provision for income taxes	(4,797,825)	(3,401,255)	(15,760,741)	(7,980,831)
Provision for income taxes	—	—	—	—
Net loss	$(4,797,825)	$(3,401,255)	$(15,760,741)	$(7,980,831)
Net loss per share	$(0.04)	$(0.04)	$(0.15)	$(0.09)
Weighted average number of shares outstanding basic and diluted:	121,336,020	90,260,703	101,904,347	86,156,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2015	90,310,149	$9,031	$95,849,005	$(74,137,740)	$21,720,296
Common stock issued through controlled equity offering at an average of $0.25 per share net of offering costs	3,085,653	309	641,901	—	642,210
Common stock and warrants issued for cash at $0.16 per unit, net of offering costs	44,400,000	4,440	4,265,784	—	4,270,224
Stock based compensation	—	—	759,424	—	759,424
Net loss	—	—	—	(15,760,741)	(15,760,741)
Balance at September 30, 2016	137,795,802	$13,780	$101,516,114	$(89,898,481)	$11,631,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Cash flows from operating activities:
Net loss	$(15,760,741)	$(7,980,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,219	20,282
Change in fair value of warrant liability	(2,045,082)	(2,328,298)
Financing expense	142,788	88,939
Stock-based compensation	759,424	666,123
Restricted stock issued for services	—	9,400
Accrued interest on CIRM award	889,146	—
Changes in assets and liabilities:
Other assets	166,200	(354,142)
Supplies for clinical trials	(377,837)	—
Deposits	655,395	(4,060,977)
Accounts payable	(764,613)	535,594
Accrued compensation and benefits	(431,268)	153,690
Accrued liabilities	584,920	26,449
Net cash used in operating activities	(16,123,449)	(13,223,771)
Cash flows from investing activities:
Purchase of property and equipment	(4,015)	(169,750)
Net cash used in investing activities	(4,015)	(169,750)
Cash flows from financing activities:
Proceeds from the issuance of common stock through controlled equity offering	691,187	—
Proceeds from CIRM award	1,500,000	—
Proceeds from issuance of common stock and warrants net of offering costs	6,629,619	14,606,377
Net cash provided by financing activities	8,820,806	14,606,377
(Decrease) increase in cash and cash equivalents	(7,306,658)	1,212,856
Cash and cash equivalents, beginning of period	22,604,481	23,222,296
Cash and cash equivalents, end of period	$15,297,823	$24,435,152
Supplemental cash flows disclosures:
Interest expense paid	$—	$—
Income taxes paid	$—	$—
Supplemental non-cash disclosures
Financing costs included in accounts payable	$75,000	$—

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
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its immunotherapy product candidates and the recent clinical testing activities for one of its immunotherapy product candidates, and has not generated any recurring revenues. The Company has begun Phase 3 testing of its lead product candidate, ICT-107. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). Currently, the Company has suspended development of ICT-140 until the Company has either secured a partner for the program or sufficient financial resources to complete the ICT-107 Phase 3 program.  Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of September 30, 2016, the Company had an accumulated deficit of $89,898,481. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 30, 2016.
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
2. Summary of Significant Accounting Policies
Basis of presentation and going concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through September 30, 2016, the Company has incurred accumulated losses of $89,898,481 and as of September 30, 2016, the Company had $15,297,823 of cash. The Company believes that it will not have enough cash resources to fund the business for the next 12 months. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds, it might be forced to make substantial reductions in the on-going clinical trials, thereby damaging the Company's reputation in the biotech and medical communities, which could adversely affect the Company’s ability to implement its business plan and its viability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company had $7,457,067 and $21,818,229, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
Supplies for clinical trials - Supplies are stated at the lower of cost or market, with cost determined by the first-in, first-out basis and consist of items that will be used in the Company’s ongoing clinical trials.  Management analyzes historical and prospective usage to estimate obsolescence and did not record any reserve for obsolescence during the three and nine month periods ended September 30, 2016. Additionally, management has estimated supply usage in the next twelve months to determine the balance sheet classification between current and non-current.
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
Fair value was estimated at the date of grant using the following weighted average grant date assumptions:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Risk-free interest rate	1.3%	1.8%
Expected dividend yield	None	None
Expected life	6.0 years	6.5 years
Expected volatility	82.7%	93.8%
Expected forfeitures	—%	—%
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
When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2016, the Company had 21,855,320 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of September 30, 2016 and December 31, 2015, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of September 30, 2016, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2010 for the state and December 31, 2011 for the federal taxing authority.
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
Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant derivative liability is estimated using the Binomial Lattice option valuation model for warrants that not publicly traded. The Company determines the warrant derivative liability of its publicly traded warrants based upon the last trading price as of the balance sheet date.
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
Level 1—quoted prices in active markets for identical assets or liabilities
Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3—inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Warrant liabilities represent the only financial assets or liabilities recorded at fair value by the Company. The fair value of warrant liabilities is based on Level 1 or Level 3 inputs.
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
Warrant Liability - The fair value of the Company's derivative warrants that are not traded on the NYSE MKT is estimated using the Binomial Lattice option valuation model.  The use of the Binomial Lattice option valuation model requires estimates including the volatility of the Company’s stock, risk-free rates over the expected term of warrants and early exercise of the warrants. The Company determines the warrant derivative liability of its publicly traded warrants based upon the last trading price as of the balance sheet date.
Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 76,688,998 shares and 38,890,839 shares at September 30, 2016 and 2015, respectively.
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
3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Computers	$70,960	$66,945
Research equipment	305,066	305,066
	376,026	372,011
Accumulated depreciation	(249,308)	(191,089)
	$126,718	$180,922
Depreciation expense was $17,256 and $6,997  for the three months ended September 30, 2016 and 2015, respectively. Additionally, depreciation expense was $58,219 and $20,282 for the nine months ended September 30, 2016 and 2015, respectively.
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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.0 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. During the nine months ended September 30, 2016, the Company incurred $100,000 of licensing fees to Cedars-Sinai. No licensing fees were incurred during the nine months ended September 30, 2015.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  During the nine months ended September 30, 2016 and 2015, Cedars-Sinai did not perform any research activities on behalf of the Company.
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
Novella Clinical LLC
On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the Phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella Clinical will supervise the trial in the United States, Europe and Canada and will recruit 414 patients with newly diagnosed glioblastoma.  As of September 30, 2016, the Company has deposits of $3,233,108 with Novella Clinical that will be applied against the final trial related invoices.  Since the trial is not expected to be completed within the next twelve months, this amount is included in deposits and reflected as a non-current asset on the September 30, 2016 balance sheet. The Company may terminate this agreement upon 60 days’ notice.
ICON (formerly known as Aptiv Solutions)
The Company has contracted with ICON to provide certain services related to the Company’s ICT-107 Phase 2 trial. The original agreement was entered into in August of 2010.  On September 17, 2013, the Company entered into a Master Services Agreement with ICON to provide certain services related to the Company’s products under development.  Simultaneously, the Company and ICON entered into Project Agreement Number 1 for the ICT-140 Phase 2 trial that provides for payments of approximately $2.7 million until completion of the services described therein.  On May 6, 2014, the Company and ICON entered into Amendment #1 to Project Agreement Number 1 to amend the project schedule and provide additional services for an additional fee of $170,004.  On August 21, 2014, the Company and ICON entered into Amendment #2 to Project Agreement Number 1to amend the project schedule and replace the aggregate budget.  The total aggregate fee pursuant to the original agreement and the two modifications is $3.5 million. Currently, the Company has suspended development of ICT-140 and, therefore, there is no ongoing commitment related to this program.  On July 17, 2014, the Company and ICON entered into Project Agreement CD-133 for the ICT-121 Phase 1 trial that provides for payments of approximately $2.3 million until completion of the services described therein. As of September 30, 2016, the Company has deposits of $308,224 with ICON that are included in other current assets. The Company may terminate this trial upon 60 days' notice.
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
Employment Agreements
The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $1.3 million and the potential bonus is approximately $450,000.  During the nine months ended September 30, 2016, the Company issued options to purchase an aggregate of 825,000 shares of common stock to its management at a weighted average exercise price of $0.33 that vest over a period of 4 years.  Additionally, during the nine months ended September 30, 2016, the Company issued 285,000 restricted stock units of the Company’s common stock that will vest in March 2018.
Operating Lease
The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. During 2016, the Company extended this lease through August 31, 2017, at a monthly rental of $8,554. Rent expense was approximately $81,000 and $75,000 for the nine months ended September 30, 2016 and 2015, respectively.
Future minimum rentals under the operating lease are as follows:

Years ending December 31,	Amount
2016	$25,662
2017	68,432
Total	$94,094
6. Shareholders’ Equity
Underwritten Public Offering
In August 2016, the Company entered into an underwriting agreement with Maxim Group LLC, pursuant to which the Company received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 34.6 million shares of the Company’s common stock, base warrants to purchase 35,250,000 shares of common stock at an exercise price of $0.1921 per share, and pre-funded warrants to purchase 12,450,000 shares of common stock at an exercise price of $0.01 per share. The underwriters partially exercised their option to purchase additional shares and warrants and purchased an additional 1,500,000 shares of the Company’s common stock at a price of $0.15 per share and warrants to purchase 4,478,625 shares of common stock at an exercise price of $0.01 per warrant. The pre-funded warrants have a term of ten years, and the base warrants have a term of five years from the date of issuance. They also provide for a weighted average adjustment to the exercise price if the Company issues, or is deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrant Liability” below). Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.01 per share. These warrants qualify for equity treatment. Through September 30, 2016, 8,350,000 pre-funded warrants were exercised and resulted in proceeds to the Company of $83,500.
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
Controlled Equity Offering
On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. During the nine months ended September 30, 2016, the Company sold 3,085,653 shares of common stock that resulted in net proceeds of $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. Subsequent to June 30, 2016, the Company completed an underwritten public offering. As a condition of the offering, the Company agreed not to sell shares pursuant to the Controlled Equity Offering for a period of 60 days after closing. At September 30, 2016, the Company had $14.3 million available to be sold under the Sales Agreement.

Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 6,000,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to12,000,000 shares. Options to purchase 4,636,479 common shares have been granted under the Plan and are outstanding as of September 30, 2016. Additionally, 260,000 shares of restricted common stock have been granted to management and 40,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.
On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 10,000,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan was approved by the Company's stockholders at its 2016 Annual Meeting of Stockholders. During the nine months ended September 30, 2016, the Company’s Board of Directors granted 1,937,750 stock options and 314,500 restricted stock units to certain directors, officers and employees. The options have an exercise price equal to the closing stock price on the date of grant. The stock options vest over a period of four years and the restricted stock units vest over a period of two years.
The following table summarizes stock option activity for the Company during the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2015	10,719,904	$1.18	—	—
Granted	1,937,750	$0.29	—	—
Exercised	—	$—	—	—
Forfeited or expired	(217,630)	$1.45	—	—
Outstanding September 30, 2016	12,440,024	$1.04	3.49	$—

Vested at September 30, 2016	9,131,823	$1.20	1.72	$—
As of September 30, 2016, the total unrecognized compensation cost related to unvested stock options amounted to $1.2 million, which will be recognized over the weighted average remaining requisite service period of approximately 20 months.
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
In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,744,718 shares of the Company’s common stock at $1.41 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2016, warrants to purchase 1,418,575 shares of the Company’s common stock remain outstanding relating to this public offering.
In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 4,500,000 shares of the Company’s common stock at $2.65 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of September 30, 2016, warrants to purchase 4,446,775 shares of the Company’s common stock remain outstanding relating to this public offering.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants have a five-year term from the date of issuance and contain a provision that provides for a proportional adjustment to the exercise price in the event the Company completes an equity financing at a per share price of its common stock that is less than the adjusted exercise price.   Accordingly, these warrants do not qualify for equity treatment. During the nine months ended September 30, 2016, the exercise price was adjusted to $0.50 to reflect the issuances pursuant to the Company's controlled equity and underwritten public offerings and the Company recorded a charge to financing expense of $142,788.  As of September 30, 2016, warrants to purchase 18,655,000 shares of the Company’s common stock remain outstanding relating to this public offering (See “Warrant Liability” below).

In connection with the August 2016 underwritten public offering, the Company issued to the investors warrants to purchase 39,728,625 shares of common stock with an initial exercise price of $0.1921 per share. The warrants have a five- year term from the date of issuance and contain a provision whereby the warrant exercise price would be decreased in the event that the certain future common stock issuances are made at a price less than $0.1921. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. These warrants are traded on the NYSE MKT (symbol IMUC.WS). The Company initially valued these warrants using the closing warrant price on August 12, 2016, which was the first day the warrants were traded on the NYSE MKT.
Also, in connection with the August 2016 underwritten public offering, the Company issued pre-funded warrants to purchase 12,450,000 shares of common stock to certain investors. These pre-funded warrants were substantially paid for at the time of the offering, have a term of ten years term and an exercise price of $0.01 per share. During the quarter ended September 30, 2016, pre-funded warrants to purchase 8,350,000 shares of common stock were exercised and pre-funded warrants to purchase 4,100,000 shares of common stock remain outstanding as of September 30, 2016. These pre-funded warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants.

Warrant Liability
The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On September 30, 2016, the price per share of Company’s common stock was $0.12 per share compared to $0.36 per share at December 31, 2015.

In connection with the sale of Preferred Stock in May 2010, the Company issued to the investors warrants to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Of the total proceeds from the May 2010 preferred stock sale, $5,710,500 was allocated to the freestanding warrants associated with the units based upon the fair value of these warrants determined under the Black Scholes option pricing model. The warrants contained a provision whereby the warrant may be settled for cash in connection with a change of control with a private company. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. The warrant liability was adjusted to fair value each reporting period and any change in value was recognized in the statement of operations. Prior to 2011, the Company concluded that the Black-Scholes method of valuing the price adjustment feature does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore, the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (i) dividend yield of 0%; (ii) expected volatility of 102%, (iii) risk-free interest rate of 2.50%, and (iv) contractual life of 60 months. Effective January 1, 2011, the Company determined that it was more appropriate to value the warrants using a binomial lattice simulation model. During the three and nine months ended September 30, 2015, the Company recorded a credit to other income of $7,746 to record the change in fair value of warrant liability.  The remaining warrants expired during the three months ended June 30, 2015.

In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 2,818,675 shares of the Company’s common stock at $2.25 per share. Of the total proceeds from the February 2011 common stock private placement, $2,476,790 was allocated to the freestanding warrants associated with the units based upon the fair value of the warrants determined under the Binomial lattice model. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $1.55. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January and October 2012 financings and shares sold through the Company's Controlled Equity Offering during 2014, the exercise price of the warrants was adjusted to $1.79 and the number of warrants was proportionately increased to 2,949,867, net of exercises. As a result of the Company’s February 2015 underwritten public offering, the exercise price of the warrants was adjusted to $1.44 and the number of warrants was proportionately increased to 3,666,836. The warrant liability is adjusted to fair value each reporting period, and any change in value is recognized in the statement of operations. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 146%; (iii) risk free rate of 1.96% and (iv) expected term of 5 years. Based upon those calculations, the Company calculated the initial valuation of the warrants to be $2,476,790. For the three and nine months ended September 30, 2015, the Company recorded a credit to other income of $22,001 and $678,912, respectively, to record the change in fair value of the warrant liability. The remaining warrants expired on February 24, 2016. The Company did not record a credit or charge to change in fair value of warrant liability in other income during the three and nine months ended September 30, 2016.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 18,655,000 shares of the Company’s common stock at $0.66 per share.  The warrants contain a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $0.66.  During the nine months ended September 30, 2016, the exercise price of these warrants was adjusted to $0.50 to reflect the issuance pursuant to the Company's controlled equity offering and underwritten public offerings. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  For the three and nine months ended September 30, 2015, the Company recorded a credit to other income of $317,135 and $1,641,640, respectively. As of September 30, 2016, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 87%; (iii) risk free rate of 0.93% and (iv) expected term of 3.36 years.  For the three and nine months ended September 30, 2016, the Company recorded a credit to other income of $820,447 and $1,747,118, respectively to record the change in fair value of the warrant liability. As of September 30, 2016, the carrying value of the warrant liability is $354,445.
In connection with the August 2016 underwritten public offering, the Company issued to the investors warrants to purchase 39,728,625 shares of common stock with an initial exercise price of $0.1921 per share. The warrants contain a provision whereby the warrant exercise price would be decreased in the event that the certain future common stock issuances are made at a price less than $0.1921. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. These warrants are traded on the NYSE MKT (symbol IMUC.WS). The Company initially valued these warrants using the closing warrant price on August 12, 2016 ($0.0575), which was the first day the warrants were traded on the NYSE MKT. Accordingly, the Company allocated $2,284,395 of the total proceeds from the August 2016 offering to the base warrants. As of September 30, 2016, the warrants were valued using the last trading price during the quarter ($0.05), accordingly, the warrant liability was adjusted to $1,986,431 and the Company recorded a credit to other income of $297,964.
Volatility has been estimated using the historical volatility of the Company’s stock price.
The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Balance – January 1	$1,958,775	$597,719
Issuance of warrants and effect of repricing	2,427,183	4,286,314
Exercise of warrants	—	—
(Gain) or loss included in earnings	(2,045,082)	(2,328,298)
Balance – September 30	$2,340,876	$2,555,735
 Additionally, during the nine months ended September 30, 2016 and 2015, the Company recorded a charge to financing expense of $142,788 and $88,939, respectively, to reflect the repricing of previously issued warrants.
7.  California Institute of Regenerative Medicine Award
On September 18, 2015 the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that are primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remain unchanged. Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company has the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercises it right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (0.85% as of September 30, 2016) plus 25% per annum.  Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than revenue.  If the Company was to lose this funding, it may be required to delay, postpone, or cancel its clinical trials or otherwise reduce or curtail its operations unless it is able to obtain adequate financing for its clinical trials from additional sources.  For the three and nine months ended September 30, 2016, the Company accrued interest of $342,323 and $889,146, respectively.
8. 401(k) Profit Sharing Plan
During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the nine months ended September 30, 2016 or September 30, 2015.
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
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2016	September 30, 2015
Income tax benefit at the federal statutory rate	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)%	(6)%
Change in fair value of warrant liability	7%	12%
Change in valuation allowance for deferred tax assets	33%	28%
Total	—%	—%
Deferred taxes consisted of the following:

	September 30, 2016	December 31, 2015
Net operating loss carryforwards	25,136,992	20,091,036
Stock-based compensation	2,903,078	2,599,308
Less valuation allowance	(28,040,070)	(22,690,344)
Net deferred tax asset	$—	$—
The valuation allowance increased by $5,349,725 and $4,165,567 during the nine months ended September 30, 2016 and 2015, respectively.
As of December 31, 2015, the Company had federal and California income tax net operating loss carry forwards of approximately $50.1 million, and as of September 30, 2016, management has estimated federal and California income tax net operating loss carry forwards of approximately $62.8 million. These federal and California net operating losses will begin to expire in 2022 and 2016, respectively, unless previously utilized.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2015 and in this quarterly report on Form 10-Q. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Overview
ImmunoCellular Therapeutics, Ltd. and its subsidiaries (the Company) is a biotechnology company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues. We have begun Phase 3 testing of out lead product candidate, ICT-107, in which we originally anticipated randomizing 414 patients at about 120 clinical sites in the United States, Canada and Europe. The Company is preparing an amendment to the Phase 3 protocol for submission to the FDA and other regulators that, once submitted and accepted, will modify some elements of how patients qualify for the trial, raise the target number of randomized patients to at least 500, and result in a potential 12-18 month extension to the time to complete the trial. We have two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). During the third quarter of 2016, the Company completed its enrollment of ICT-121. We are holding the initiation of ICT-140 trial until we can find a partner for the program to share expenses or until we have secured sufficient financial resources to complete the ICT-107 Phase 3 program. Additionally, the Company has acquired the rights to technology for the development of certain stem cell immunotherapies for the treatment of cancer.  We have incurred operating losses and, as of September 30, 2016, we have an accumulated deficit of $89,898,481. We expect to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Research and Development Costs
Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the nine months ended September 30, 2016 and 2015, we recorded an expense of $13,734,693 and $7,028,242, respectively, related to research and development activities.
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
California Institute of Regenerative Medicine
During 2015, the Company received an award from the California Institute of Regenerative Medicine (CIRM) of $19.9 million, of which $4 million was received by the Company during 2015, to partially fund the Company’s Phase 3 trial of ICT-107. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other conditions remain unchanged. Under the terms of the award, the Company is required to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan including interest at the rate of the three-month LIBOR rate (0.85% as of September 30, 2016) plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company has accounted for this award as a liability rather than revenue. Additionally, the Company has accrued interest on the loan at the aforementioned rate.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.
Results of Operations
Three months ended September 30, 2016 and 2015
Net Loss

We incurred a net loss of $4,797,825 and $3,401,255 for the three months ended September 30, 2016 and 2015, respectively. The increase in the net loss is primarily due to an increase in research and development expenses related to the phase 3 trial of ICT-107 during the most recent quarter, partially offset by a credit to other income of $1,118,411 compared to a credit to other income of $339,136 in the same period last year to reflect the decrease in the warrant derivatives in the current quarter.
Revenues
We did not have any revenue during the three months ended September 30, 2016 and 2015 and we do not expect to have any revenue in 2016.

Expenses

Research and development expenses for the three months ended September 30, 2016 were $4,563,896 compared to $2,662,373 in the same period in 2015.  During the quarter ended September 30, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 phase 3 trial.  These expenses included patient screening and randomization of six patients. The Company continued to initiate sites in North America and Europe. Additionally, after liberalizing the enrollment criteria for ICT-121 we completed enrollment during the most recent quarter. We expect expenses related to ICT-107 and our stem cell program to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies. Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program.

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $908,380 and $1,083,516, respectively.  The decrease was primarily due to lower professional fees in the most recent quarter.

During the three months ended September 30, 2016, the we recorded a credit to other income of $1,118,411 to reflect the decrease in the warrant derivative liability. In the same quarter of last year, we recorded a credit of $339,136 to reflect the decrease in the warrant liability. The valuation of the warrant derivative is based upon several factors; however, the price of our common stock is a significant factor. As the price of our common stock has decreased over time, the warrant derivative liability has also decreased.
Nine months ended September 30, 2016 and 2015
Net Loss
We incurred a net loss of $15,760,741 and $7,980,831 for the nine months ended September 30, 2016 and 2015, respectively. The increase in the net loss reflects additional research and development expenses, primarily due to the initiation of the phase 3 trial of ICT-107.
Revenues
We did not have any revenue during the nine months ended September 30, 2016 and 2015 and we do not expect to have any revenue in 2016.
Expenses
Research and development expenses for the nine months ended September 30, 2016 and 2015 were $13,734,693 and $7,028,242, respectively. During the nine months ended September 30, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 phase 3 trial.  These expenses included site initiations, technology transfer to Europe and regulatory submissions in Canada and eight European countries. We began patient screening and randomized six patients. Additionally, we liberalized the enrollment criteria for ICT-121 and completed patient enrollment. We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies. Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program.
General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $3,058,027 and $3,206,356, respectively.  The decrease was primarily due to lower professional fees in 2016.
Liquidity and Capital Resources
As of September 30, 2016, we had working capital of $15,232,902, compared to working capital of $22,291,140 as of December 31, 2015. We expect our expenses to continue at a similar pace during the remainder of 2016 and into 2017 primarily to fund the Phase 3 trial of ICT-107, and that we will not have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. These factors raise substantial doubt about our ability to continue as a going concern.
On September 18, 2015, we received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund our Phase 3 trial of ICT-107. The award provided an initial project payment in 2015 of $4 million and $15.9 million in future milestone payments that are primarily dependent on patient randomization.  During the quarter ended September 30, 2016, the award was modified such that we received an additional $1.5 million in initial payment. The total amount of the award remains unchanged. We are obligated to share future ICT-107 related revenue with CIRM.  The percentage of revenue sharing is dependent on the amount of the award received by us and whether the revenue is from product sales or license fees.  The maximum revenue sharing amount we may be required to pay to CIRM is equal to nine times the total amount awarded and paid to us.  We have the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, we have the option to convert the award to a loan.  We may exercise this loan conversion option until ten business days after the FDA notifies us that it has accepted our application for marketing authorization.  In the event we exercise our right to convert the award to a loan, we will be obligated to repay the loan within ten business days of making the election including interest at the rate of the three-month LIBOR rate (0.85% as of September 30, 2016) plus 25% per annum.  Since we may be required to repay some or all of the amounts awarded by CIRM, we account for this award as a liability rather than revenue and accrue interest at the aforementioned rate.
In August 2016, we entered into an underwriting agreement with Maxim Group LLC, pursuant to which we received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 34,600,000 shares of the Company’s common stock, base warrants to purchase 35,250,000 shares of common stock at an exercise price of $0.1921 per share, and pre-funded warrants to purchase 12,450,000 shares of common stock at an exercise price of $0.01 per share. The underwriters partially exercised their option to purchase additional shares and warrants, and purchased an additional 1.5 million shares of our common stock at a price of $0.15 per share and base warrants to purchase 4,478,625 shares of common stock at $0.01 per warrant. The pre-funded warrants have a term of ten years and the base warrants have a term of five years from the date of issuance. They also provide for a weighted average adjustment to the exercise price if we issue, or are deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions. Accordingly, these warrants were accounted for as derivative liabilities and $2.0 million of the net proceeds was allocated to the warrant derivative and the remaining $4.6 million was allocated to equity. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.01 per share. Through September 30, 2016, 8,350,000 pre-funded warrants were exercised and resulted in proceeds to the Company of $83,500.
On February 12, 2015, we entered into an underwriting agreement with Roth Capital Partners, LLC, pursuant to we sold 26,650,000 shares of our common stock and warrants to purchase 18,655,000 shares of our common stock at a combined public offering price of $0.60 per share and accompanying warrant to purchase 0.70 of a share of our common stock. The resulting aggregate net proceeds from the offering was approximately $14.5 million, after deducting underwriting discounts and other offering expenses payable by us of approximately $1.5 million. The warrants have an exercise price of $0.66 per share and a term of 60 months from the date of issuance. The warrants provide for a weighted average adjustment to the exercise price if we issue or are deemed to issue additional shares of our common stock at a price per share less than the then effective exercise price of the warrants, subject to certain exceptions.  Accordingly, these warrants have been accounted for as derivative liabilities and approximately $4.2 million of the net proceeds was allocated to the warrant derivative and the remaining $10.3 million was allocated to equity.  During the nine months ended September 30, 2016, the exercise price was adjusted to $0.50 to reflect the issuances pursuant to the Company's August 2016 financing and the Controlled Equity Offeringsm.
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 10,593,220 shares of our common stock in connection with the Sales Agreement. Through September 30, 2016, we sold 8,363,909 shares of our common stock under the Sales Agreement that resulted in proceeds to the Company of approximately $9,845,877.  As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million.

During the nine months ended September 30, 2016, the Company sold 3,085,653 shares of common stock that resulted in net cash proceeds of $691,187.

As of September 30, 2016, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities, other than the CIRM award liability. We have various purchase commitments for sponsored research, which are generally cancelable upon 30 to 120 day notice, and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.

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
Cash Flows
We used $16,123,449 of cash in our operations for the nine months ended September 30, 2016, compared to $13,223,771 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we incurred expenses related to the initiation of the Company’s ICT-107 Phase 3 trial.  These expenses included site initiations, technology transfer to Europe and regulatory submissions in Canada and eight European countries and the randomization of six patients. Additionally, we liberalized the enrollment criteria for ICT-121 and completed patient enrollment.  We also incurred certain expenses related to the development of certain stem cell immunotherapies for the treatment of cancer.  We expect these expenses to increase in future periods as we progress in the ICT-107 Phase 3 trial and as we develop our stem cell immunotherapies.  Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program. During the nine months ended September 30, 2016, we incurred $1,849,577 of non-cash expenses consisting of $889,146 of accrued interest on the CIRM award, $58,219 of depreciation, $142,788 of financing expenses and $759,424 of stock based compensation. We also recorded a non-cash credit of $2,045,082 related to the revaluation of our warrant derivatives. During the nine months ended September 30, 2015, we incurred $784,744 of non-cash expenses consisting of $20,282 of depreciation, $88,939 of financing expenses and $675,523 of stock based compensation and we recorded a non-cash credit of $2,328,298 related to the revaluation of our warrant derivatives.
In August 2016, we entered into an underwriting agreement with Maxim LLC, pursuant to which we received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 34.6 million shares of our common stock, base warrants to purchase 35,250,000 shares of common stock at an exercise price of $0.1921 per share, and pre-funded warrants to purchase 12,450,000 shares of common stock at an exercise price of $0.01 per share. The underwriters partially exercised their option to purchase additional shares and warrants and purchased an additional

1.5 million shares of our common stock at a price of $0.15 per share and base warrants to purchase an additional 4,478,625 shares at a price of $0.01 per warrant. The pre-funded warrants have a term of ten years and the base warrants have a term of five years from the date of issuance and have an exercise price of $0.1921. They also provide for a weighted average adjustment to the exercise price if we issue, or are deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.01. Through September 30, 2016, 8,350,000 pre-funded warrants were exercised and resulted in proceeds to us of $83,500.
During the nine months ended September 30, 2016, we received $691,187, net of commissions and professional fees, through the sale of our common stock in our Controlled Equity Offering.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Clinical trials for our product candidates require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. We have in the past experienced some difficulty in enrollment in our clinical trials due to the criteria specified for eligibility for these trials, and we may encounter these difficulties in our ongoing clinical trials for our product candidates. The early enrollment experience in the ICT-107 phase 3 trial indicates that we need to make modifications in the trial protocol to accelerate enrollment. We are in the process of formulating an amendment to submit to the regulatory authorities to formally enact these changes. If accepted, the amendment will modify some elements of how patients qualify for the trial, raise the target number of randomized patients from 414 to at least 500 and result in a potential 12 to 18 month extension to complete the trial. In addition, with respect to ICT-107, we receive award funding based on reimbursement of amounts expended depending upon patient initiation in our ongoing phase 3 clinical trial and any delays in enrollment would negatively impact our cash flow and ability to finance our operations.

Patient enrollment is affected by factors including:

•	design of the trial protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate enrollment in clinical trials;

•	our ability to successfully apherese and manufacture ICT-107 and placebo for trial participants in a timely and cost-effective manner;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. For example, we originally projected that we would complete enrollment of our ICT-107 phase 3 study by the end of 2017, with interim results at that time and six months thereafter. With the enrollment experience to date in the trial and a knowledge of likely modifications to the protocol, we now think the completion of enrollment will be delayed potentially by 12 to 18 months from original estimates. There can be no assurance that we will timely achieve these revised goals, that we will receive awards under our agreement with CIRM or that we will have sufficient funding to obtain these results or that the results will be favorable.

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

If a clinical research organization, or CRO, that we utilize is unable to allocate sufficient qualified personnel to our studies in a timely manner or if the work performed by it does not fully satisfy the requirements of the FDA or other regulatory agencies, we may encounter substantial delays and increased costs in completing our development efforts. Any manufacturer that we select may encounter difficulties in the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. For example, in August 2016, we were notified by our manufacturer producing clinical supplies for our phase 3 trial in ICT-107 that it had experienced a possible mycoplasma contamination in one healthy donor validation manufacturing run. Subsequent tests were unable to positively identify the presence of mycoplasma. In October 2016, we were notified of an additional potential mycoplasma contamination in a manufacturing run. If microbial, viral or other contaminations, including mycoplasma, are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, and manufacturing of our clinical supplies and enrollment in our trials may be delayed.

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

In addition to sipuleucel-T and ipilimumab, which have been approved for sale by the FDA, several major biopharmaceutical companies, including Genentech, Inc. (a member of the Roche Group), Amgen Inc., Merck & Co., Inc., Novartis AG, GlaxoSmithKline plc, Celgene Corporation and Bristol-Myers Squibb Company (BMS), smaller biotechnology companies, such as Oncothyreon Inc., Galena Biopharma, Inc., Agenus Inc., Bavarian Nordic A/S, Kite Pharma, Inc., Juno Therapeutics, Inc. and Immunovaccine Inc., are developing cancer immunotherapies. A number of immunotherapy companies, including Northwest Biotherapeutics, Inc., Prima Biomed Ltd and DCPrime B.V., also utilize DCs for their therapeutic cancer vaccines.

Several companies are developing immunotherapies to treat newly diagnosed GBM. For example, Northwest Biotherapeutics is conducting a phase 3 study with DCVax, a DC-based tumor lysate vaccine. Agenus Inc. has recently completed a phase 2 clinical trial with its heat shock protein and tumor-derived peptide vaccine (HSPPC-96). BMS has recently launched two late stage trials to test their checkpoint inhibitor antibody, nivolumab, in both unmethylated MGMT and methylated MGMT newly diagnosed glioblastoma patients. Nivolumab is already approved by FDA and other regulators to treat other types of cancers.

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

The approaches offered by our current product candidates or any future product candidates that we may develop may not gain broad acceptance among doctors or patients and governmental agencies or third-party medical insurers may not be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have internal marketing data research resources and are not certain of and have not attempted to independently verify the potential size of the commercial markets for our current product candidates or any future product candidates that we may develop. Since our current product candidates and any future product candidates that we may develop will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. We may spend large amounts of money trying to obtain approval for these product candidates, and never succeed in doing so. In addition, these product candidates may not demonstrate in large sets of patients the pharmacological properties ascribed to them in the laboratory studies or smaller groups of patients, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways either before or after they are approved to be marketed. We have not yet manufactured our product on a commercial scale and may not be able to achieve manufacturing efficiencies relative to our competitors. We have experienced lot contamination or potential contaminations in our manufacturing process for clinical supplies that have been resolved with only minor delays to ongoing manufacturing. However, there can be no guarantee that we will not continue to experience contaminations in the future and therefore potential delays or interruptions in manufacturing. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates or any future product candidates that we may develop, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Certain of our cell-based vaccine product candidates may be formulated with cells harvested and processed from individual target patients, which could limit the total patient population for these vaccines and could require complex and costly manufacturing processes to produce these vaccines on a commercial basis. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our approach, we will not become profitable, which would materially and adversely affect the value of our common stock. Finally, in order to have commercially viable markets for our products, we will need to obtain an adequate level of reimbursement by third party payors for our products.

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

Our common stock currently trades on the NYSE MKT under the symbol IMUC, and our base warrants currently trade on the NYSE MKT under the symbol IMUC.WS. In August 2016, we received a notice from the NYSE MKT that we did not meet the continued listing standards set forth in Part 10 of the NYSE MKT Company Guide (Company Guide). Specifically, the Notice states that the recent thirty-day average selling price per share of our common stock may not be suitable for auction market trading due to its low selling price. Therefore, in accordance with Section 1003(f)(v) of the Company Guide, the NYSE MKT has deemed it appropriate for us to effect a reverse stock split. The notice stated that if we do not address the low selling price within a reasonable amount of time, we will become subject to the continued listing evaluation and follow-up procedures set forth in Section 1009 of the Company Guide, which could, among other things, result in the initiation of delisting proceedings. Additionally, the notice stated that the NYSE MKT can take accelerated delisting action in the event that our common stock and/or warrants trade at levels viewed to be abnormally low. If our common stock and/or warrants were to be delisted, it could impair the liquidity of our securities not only in the number of shares or warrants that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock and/or warrants. We believe that current and prospective investors would view an investment in our common stock and warrants more favorably if they continue to be listed on the NYSE MKT.

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
4.1
Warrant Agreement, dated August 12, 2016, by and among ImmunoCellular Therapeutics, Ltd., Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, and the form of Warrant issued in August 2016 public offering.

4.2*	Form of Pre-Funded Warrant issued in August 2016 public offering.

10.1+	Amendment to Employment Agreement by and between ImmunoCellular Therapeutics, Ltd. and David Fractor, dated as of September 13, 2016.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contract or compensatory plan or arrangement

*	Previously filed by us on August 4, 2016 as an exhibit to our Registration Statement on Form S-1, File No. 333-211763 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2016		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Andrew Gengos
	Name:	Andrew Gengos
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
IMMUNOCELLULAR THERAPEUTICS, LTD.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2016

Exhibit No.	Description
4.1
Warrant Agreement, dated August 12, 2016, by and among ImmunoCellular Therapeutics, Ltd., Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, and the form of Warrant issued in August 2016 public offering.

4.2*	Form of Pre-Funded Warrant issued in August 2016 public offering.

10.1+	Amendment to Employment Agreement by and between ImmunoCellular Therapeutics, Ltd. and David Fractor, dated as of September 13, 2016.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contract or compensatory plan or arrangement

*	Previously filed by us on August 4, 2016 as an exhibit to our Registration Statement on Form S-1, File No. 333-211763 and incorporated herein by reference.