Form 10-Q
period 2017-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2017-05-15
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 3,464,175 shares of its common stock issued as of May 12, 2017.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,341,433	$11,437,118
Supplies for clinical trials	1,302,206	1,186,186
Other assets	494,188	791,485
Total current assets	7,137,827	13,414,789
Property and equipment, net	93,228	109,823
Supplies for clinical trials	1,138,347	1,309,648
Deposits	1,920,894	1,955,514
Deferred financing costs	216,425	100,216
Total assets	$10,506,721	$16,889,990
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$914,573	$1,342,126
Accrued compensation and benefits	234,102	1,109,864
Accrued liabilities	1,010,137	786,953
Total current liabilities	2,158,812	3,238,943
CIRM liability	7,398,400	6,945,741
Warrant liability	470,784	573,560
Total liabilities	10,027,996	10,758,244
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 3,449,075 and 3,444,859 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	345	344
Additional paid-in capital	102,526,809	102,354,844
Accumulated deficit	(102,048,429)	(96,223,442)
Total shareholders’ equity	478,725	6,131,746
Total liabilities and shareholders’ equity	$10,506,721	$16,889,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Revenues	$—	$—
Expenses:
Research and development	4,685,720	4,737,575
General and administrative	793,178	1,099,832
Total expenses	5,478,898	5,837,407
Loss before other income (expense)
and taxes	(5,478,898)	(5,837,407)
Interest income	3,794	2,514
Interest expense	(452,659)	(264,827)
Financing expense	—	(14,636)
Change in fair value of
warrant liability	102,776	481,011
Loss before provision for income taxes	(5,824,987)	(5,633,345)
Provision for income taxes	—	—
Net loss	$(5,824,987)	$(5,633,345)
Net loss per share	$(1.64)	$(2.47)
Weighted average number of shares outstanding basic and diluted:	3,549,514	2,281,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2016	3,444,859	$344	$102,354,844	$(96,223,442)	$6,131,746
Stock based compensation	4,216	1	171,965	—	171,966
Net loss	—	—	—	(5,824,987)	(5,824,987)
Balance at March 31, 2017	3,449,075	$345	$102,526,809	$(102,048,429)	$478,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(5,824,987)	$(5,633,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,595	20,370
Change in fair value of warrant liability	(102,776)	(481,011)
Financing expense	—	14,636
Stock-based compensation	171,966	227,435
Accrued interest on CIRM award	452,659	264,827
Changes in assets and liabilities:
Other assets	297,297	185,052
Supplies for clinical trials	55,281	(356,182)
Deposits	34,620	413,402
Accounts payable	(518,434)	(249,821)
Accrued compensation and benefits	(875,762)	(575,079)
Accrued liabilities	223,184	818,795
Net cash used in operating activities	(6,070,357)	(5,350,921)
Cash flows from investing activities:
Purchase of property and equipment	—	(4,015)
Net cash used in investing activities	—	(4,015)
Cash flows from financing activities:
Proceeds from the issuance of common stock through controlled equity offering	—	264,668
Deferred financing costs	(25,328)	—
Net cash (used in) provided by financing activities	(25,328)	264,668
(Decrease) in cash and cash equivalents	(6,095,685)	(5,090,268)
Cash and cash equivalents, beginning of period	11,437,118	22,604,481
Cash and cash equivalents, end of period	$5,341,433	$17,514,213
Supplemental cash flows disclosures:
Interest expense paid	$—	$—
Income taxes paid	$—	$—
Supplemental non-cash disclosures:
Financing costs included in accounts payable	$90,881	$8,593

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
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues. The Company has begun phase 3 testing of its lead product candidate, ICT-107, in which the Company originally anticipated randomizing 414 patients at about 120 clinical sites in the United States, Canada and Europe. The Company submitted an amendment to the phase 3 protocol to the FDA on December 30, 2016 that modifies some elements of how patients qualify for the trial, raises the target number of randomized patients to 542, and extends completion of the trial to mid-2021. The amendment was allowed by the FDA in March 2017. The Company has submitted similar protocol amendments to regulatory agencies in Canada and the European countries participating in the trial. The Company has two other product candidates, ICT-140 and ICT-121, both with investigational new drug (IND) applications active at the US Food and Drug Administration (FDA). During the third quarter of 2016, the Company completed its enrollment of ICT-121 and closed the trial in March 2017. The Company is holding the initiation of its ICT-140 trial until it can find a partner for the program to share expenses or until it has secured sufficient financial resources to complete the ICT-107 phase 3 program. Additionally, the Company has acquired the rights to technology for the development of certain Stem-to-T-cell immunotherapies for the treatment of cancer.  The Company has incurred operating losses and, as of March 31, 2017, the Company had an accumulated deficit of $102,048,429. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 9, 2017.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2016. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
2. Summary of Significant Accounting Policies
Basis of presentation and going concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through March 31, 2017, the Company has incurred accumulated losses of $102,048,429 and as of March 31, 2017, the Company had $5,341,433 of cash. The Company believes that it will not have enough cash resources to fund the business for the next 12 months. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise funds, it might be forced to make substantial reductions in the on-going clinical trials, thereby damaging the Company's reputation in the biotech and medical communities, which could adversely affect the Company’s ability to implement its business plan and its viability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company had $466,111 and $3,462,617, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
Supplies for clinical trials - Supplies are stated at the lower of cost or market, with cost determined by the first-in, first-out basis and consist of items that will be used in the Company’s ongoing clinical trials.  Management analyzes historical and prospective usage to estimate obsolescence and did not record any reserve for obsolescence during the three month period ended March 31, 2017. Additionally, management has estimated supply usage in the next twelve months to determine the balance sheet classification between current and non-current.
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
Stock Based Compensation – The Company records the cost for all share-based payment transactions in the Company’s consolidated financial statements. Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model. The Company did not issue any stock-based compensation during the three months ended March 31, 2017.
Fair value was estimated at the date of grant using the following weighted average grant date assumptions:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Risk-free interest rate	—%	1.3%
Expected dividend yield	None	None
Expected life	0.0 years	6.0 years
Expected volatility	—%	82.7%
Expected forfeitures	—%	—%

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
When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2017, the Company had 19,500,060 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of March 31, 2017 and December 31, 2016, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of March 31, 2017, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2011 for the state and December 31, 2012 for the federal taxing authority.
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
Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant derivative liability is estimated using the Binomial Lattice option valuation model for warrants that are not publicly traded. The Company determines the fair value of the warrant derivative liability of its publicly traded warrants based upon the last trading price as of the balance sheet date.
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
Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 1,727,017 shares and 908,056 shares at March 31, 2017 and 2016, respectively.
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

In March 2016, the FASB issued ASU No. 2016-09, which simplifies some of the rules relating to the accounting for stock options. Among other items, this update permits entities to account for stock option forfeitures when they occur unlike the current practice that requires estimation of forfeitures at the time of issuance. This ASU is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this ASU, which has not had a material impact on the Company’s consolidated results of operations, financial condition or liquidity.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
3. Property and Equipment
Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Computers	$70,960	$70,960
Research equipment	305,066	305,066
	376,026	376,026
Accumulated depreciation	(282,798)	(266,203)
	$93,228	$109,823
Depreciation expense was $16,595 and $20,370 for the three months ended March 31, 2017 and 2016, respectively.
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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.0 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. During the three months ended March 31, 2016, the Company incurred $100,000 of licensing fees to Cedars-Sinai. No licensing fees were incurred during the three months ended March 31, 2017.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  During the three months ended March 31, 2017 and 2016, Cedars-Sinai did not perform any research activities on behalf of the Company.

5. Commitments and Contingencies

Legal Proceedings

On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and December 11, 2013. The complaint alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company intends to vigorously defend against the claims. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
SEC Investigation
On December 8, 2016, the Company signed an offer of settlement with the SEC related to an investigation principally of a former Chief Executive Officer involving conduct between November 2011 and August 2012 regarding the publication of articles without disclosing that they were paid for by us or investor relations firms hired by us. The offer of settlement provided that, without admitting or denying allegations, the Company would consent to the entry of an administrative order requiring that we cease and desist from any future violations of Sections 17(a) and 17(b) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, subject to approval by the Commissioners of the SEC. The Commissioners of the SEC accepted the offer and on April 10, 2017, the SEC issued the administrative cease and desist order.
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
Novella Clinical LLC
On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the Phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella Clinical will supervise the trial in the United States, Europe and Canada and will recruit 542 patients with newly diagnosed glioblastoma.  As of March 31, 2017, the Company has deposits of $1,782,775 with Novella Clinical that will be applied against the final trial related invoices.  Since the trial is not expected to be completed within the next twelve months, this amount is included in deposits and reflected as a non-current asset on the March 31, 2017 balance sheet. The Company may terminate this agreement upon 60 days’ notice.
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

Employment Agreements

The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $830,000 and the potential bonus is approximately $231,000.  During the three months ended March 31, 2017, the Company did not issue any stock options or restricted stock units.
Operating Lease
The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. During 2016, the Company extended this lease through August 31, 2017, at a monthly rental of $8,554. Rent expense was approximately $27,000 for each of the three months ended March 31, 2017 and 2016, respectively.

6. Shareholders’ Equity
Underwritten Public Offering
In August 2016, the Company entered into an underwriting agreement with Maxim Group LLC, pursuant to which the Company received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 863,750 shares of the Company’s common stock, base warrants to purchase 881,250 shares of common stock at an exercise price of $7.68 per share, and pre-funded warrants to purchase 311,250 shares of common stock at an exercise price of $0.40 per share. The underwriters partially exercised their option to purchase additional shares and warrants and purchased an additional 37,500 shares of the Company’s common stock at a price of $6.00 per share and warrants to purchase 111,965 shares of common stock at an exercise price of $0.40 per warrant. The pre-funded warrants have a term of ten years, and the base warrants have a term of five years from the date of issuance. They also provide for a weighted average adjustment to the exercise price if the Company issues, or is deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrant Liability” below). Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.40 per share. These warrants qualify for equity treatment. Through December 31, 2016, 208,750 pre-funded warrants were exercised and resulted in proceeds to the Company of $83,500. No warrants were exercised during the three months ended March 31, 2017.
Controlled Equity Offering
On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. During the three months ended March 31, 2016, the Company sold 77,141 shares of common stock that resulted in net proceeds of $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. At March 31, 2017, the Company had $14.3 million available to be sold under the Sales Agreement.
Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 150,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to 300,000 shares. Options to purchase 156,415 common shares have been granted under the Plan and are outstanding as of March 31, 2017. Additionally, 6,500 shares of restricted common stock have been granted to management and 1,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.
On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 250,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan was approved by the Company's stockholders at its 2016 Annual Meeting of Stockholders. During the three months ended March 31, 2017, no equity compensation was granted by the Company.
The following table summarizes stock option activity for the Company during the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2016	162,665	$43.11	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(6,250)	$40.80	—	—
Outstanding March 31, 2017	156,415	$43.21	6.3	$—

Vested at March 31, 2017	105,445	$53.20	5.5	$—
As of March 31, 2017, the total unrecognized compensation cost related to unvested stock options amounted to $619,811, which will be recognized over the weighted average remaining requisite service period of approximately 12 months.

 On March 11, 2016, the Company issued an aggregate of 7,862 restricted stock units to certain officers and employees.  The restricted stock units are outstanding as of March 31, 2017 and are subject to cliff vesting on March 10, 2018.  For accounting purposes, these shares were valued at $13.20, which was the stock price on the date of grant, and will be expensed over the service period of two years from the date of grant.
Warrants Accounted for As Equity
In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 118,618 shares of the Company’s common stock at $56.40 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. In January 2017, the remaining 35,454 warrants expired.
In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 112,500 shares of the Company’s common stock at $106.00 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of March 31, 2017, warrants to purchase 111,119 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the August 2016 underwritten public offering, the Company issued pre-funded warrants to purchase 311,250 shares of common stock to certain investors. These pre-funded warrants were substantially paid for at the time of the offering, have a ten-year term and an exercise price of $0.40 per share. During 2016, pre-funded warrants to purchase 208,750 shares of common stock were exercised and pre-funded warrants to purchase 102,500 shares of common stock remain outstanding as of March 31, 2017. These pre-funded warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants.
Warrants Accounted for As Liabilities
The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On March 31, 2017, the price per share of Company’s common stock was $3.18 per share compared to $2.05 per share at December 31, 2016.
In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 70,467 shares of the Company’s common stock at $90.00 per share. The warrants have a term of five years and contained a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $62.00. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. As a result of the January 2012, October 2012, and February 2015 financings and shares sold through the Company's Controlled Equity Offering, the exercise price of the warrants was adjusted to $57.60 and the number of warrants was proportionately increased to 91,670 net of exercises.  On February 24, 2016, the remaining warrants to purchase 91,670 shares of the Company's common stock expired.
In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 466,369 shares of the Company’s common stock at $26.40 per share.  The warrants have a term of five years and contain a provision whereby the warrant exercise price will be decreased in the event that certain future common stock issuances are made at a price less than $26.40. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability.  During 2016, the exercise price of these warrants was adjusted to $20.00 to reflect the shares sold under the Company's controlled equity offering and the August 2016 public offering. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  As of March 31, 2016, the Company revalued these warrants using the binomial lattice simulation model and recorded a credit to other income of $481,011. As of March 31, 2017, the Company revalued the warrants using the binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 66%; (iii) risk free rate of 1.47% and (iv) expected term of 2.86 years and the Company recorded a credit to other income of $23,319.  As of March 31, 2017, warrants to purchase 466,369 shares of the Company’s common stock remain outstanding relating to this public offering and the carrying value of the warrant liability is $53,633.

In connection with the August 2016 underwritten public offering, the Company issued to the investors warrants to purchase 993,115 shares of common stock with an initial exercise price of $7.68 per share. The warrants have a term five years and contain a provision whereby the warrant exercise price would be proportionately decreased in the event that future common stock issuances are made at a price less than $7.68 per share. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. These warrants are traded on the NYSE MKT (symbol IMUC.WS). The Company initially valued these warrants using the closing price on August 12, 2016 at $2.30, which was the first day the warrants were traded on the NYSE MKT. Accordingly, the Company allocated $2,284,395 of the total proceeds from the August 2016 offering to the base warrants. As of March 31, 2017, warrants to purchase 993,115 shares of the Company's common stock remain outstanding and the warrants were valued using the last trading price of the quarter at $0.42. Accordingly, the warrant liability was adjusted to $417,151 and the Company recorded a credit to other income of $79,457.
Volatility has been estimated using the historical volatility of the Company’s stock price.
The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis during the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Balance – January 1	$573,560	$1,958,775
Issuance of warrants and effect of repricing	—	14,636
Exercise of warrants	—	—
(Gain) or loss included in earnings	(102,776)	(481,011)
Balance – March 31	$470,784	$1,492,400
      During the three months ended March 31, 2016, the Company recorded a charge to financing expense of $14,636 to reflect the repricing of previously issued warrants.
7.  California Institute of Regenerative Medicine Award
On September 18, 2015 the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that are primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remain unchanged. Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company has the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercises it right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (1.07% as of March 31, 2017) plus 25% per annum.  Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than revenue.  If the Company were to lose this funding, it may be required to delay, postpone, or cancel its clinical trials or otherwise reduce or curtail its operations unless it is able to obtain adequate financing for its clinical trials from additional sources.  In the event the Company were to terminate its ICT-107 trial, it would be obligated to return any unused funds to CIRM. As of March 31, 2017, the Company had approximately $400,000 of unused CIRM funds. For the three months ended March 31, 2017 and 2016, the Company accrued interest of $452,659 and $264,827, respectively.
8. 401(k) Profit Sharing Plan

During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three months ended March 31, 2017 or March 31, 2016.
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
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	March 31, 2017	March 31, 2016
Income tax benefit at the federal statutory rate	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)%	(6)%
Change in fair value of warrant liability	1%	3%
Change in valuation allowance for deferred tax assets	32%	37%
Other	7%	—%
Total	—%	—%
Deferred taxes consisted of the following:

	March 31, 2017	December 31, 2016
Net operating loss carryforwards	29,558,960	27,267,545
Stock-based compensation	2,668,095	3,090,903
Less valuation allowance	(32,227,055)	(30,358,448)
Net deferred tax asset	$—	$—
The valuation allowance increased by $1,868,607 and $2,439,142 during the three months ended March 31, 2017 and 2016, respectively.
As of December 31, 2016, the Company had federal and California income tax net operating loss carry forwards of approximately $68.2 million, and as of March 31, 2017, management has estimated federal and California income tax net operating loss carry forwards of approximately $73.9 million. These net operating losses will begin to expire in taxable years 2027 through 2036 and 2017 through 2036, respectively, unless previously utilized.
Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. As of March 31, 2017, the Company has not experienced a change in ownership as defined by Section 382 of the Internal Revenue Code, based on a revised analysis completed by management. Management estimated that the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code as a result of its February 2015 and August 2016 financings.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2016 and in this quarterly report on Form 10-Q. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Overview
ImmunoCellular Therapeutics, Ltd. and its subsidiaries (the Company) is a biotechnology company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system.
The Company has been primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues. The phase 3 testing and continuation of our lead product candidate, ICT-107 is under strategic review and we have determined that if no partner is identified to fund or further develop this potential product, we expect to terminate further development if we are unable to otherwise obtain sufficient funding to continue the ongoing phase 3 trial. We also have announced a potential restructuring if ICT-107 is partnered or terminated, in which event the Company would consider focusing on its research programs, specifically, the development of certain Stem-to-T-cell immunotherapies for the treatment of cancer. The Company has incurred operating losses and, as of March 31, 2017, the Company had an accumulated deficit of $102,048,429. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Research and Development Costs
Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the three months ended March 31, 2017 and 2016, we recorded an expense of $4,685,720 and $4,737,575, respectively, related to research and development activities.

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
Income Taxes
The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2013 to 2016, remain open for possible review.
California Institute of Regenerative Medicine
During 2015, the Company received an award from the California Institute of Regenerative Medicine (CIRM) of $19.9 million, of which $4 million was received by the Company during 2015, to partially fund the Company’s Phase 3 trial of ICT-107. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other conditions remain unchanged. Under the terms of the award, the Company is required to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan including interest at the rate of the three-month LIBOR rate (1.07% as of March 31, 2017) plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company has accounted for this award as a liability rather than revenue. Additionally, the Company has accrued interest on the loan at the aforementioned rate. In the event the Company were to terminate its ICT-107 trial, it would be obligated to return any unused funds to CIRM. As of March 31, 2017, the Company had approximately $400,000 of unused CIRM funds.
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

Results of Operations
Three months ended March 31, 2017 and 2016
Net Loss
We incurred a net loss of $5,824,987 and $5,633,345 for the three months ended March 31, 2017 and 2016, respectively.
Revenues
We did not have any revenue during the three months ended March 31, 2017 and 2016 and we do not expect to have any revenue in 2017.
Expenses
Research and development expenses for the three months ended March 31, 2017 were $4,685,720 compared to $4,737,575 in the same period in 2016.  During the quarter ended March 31, 2017 we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and as we treated more patients. As of March 31, 2017, we randomized a total of 23 patients, of which 9 were randomized during the quarter. During the quarter ended March 31, 2016, we incurred significant initial expenses with our North American and European cooperative groups for their support for ICT-107. Future payments to these organizations is dependent on patient enrollment. We also incurred additional expenses related to our Stem-to-T-cell immunotherapies. These increases were offset by significant reductions in expenses related to the wind down of the ICT-107 Phase 2 and ICT-121 trials. We expect expenses related to ICT-107 and our stem cell program to increase in future periods. Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program.
General and administrative expenses for the three months ended March 31, 2017 and 2016 were $793,178 and $1,099,832, respectively.  The decrease was primarily due to lower professional fees and a reduction in compensation expense.

Liquidity and Capital Resources
As of March 31, 2017, we had working capital of $4,979,015, compared to working capital of $10,175,846 as of December 31, 2016. We expect that we will not have enough cash resources to fund the business for the next 12 months and are reconsidering further development of ICT-107. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, we might be forced to restructure our business and operations. These factors raise substantial doubt about our ability to continue as a going concern.
On September 18, 2015, we received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund our Phase 3 trial of ICT-107. The award provided an initial project payment in 2015 of $4 million and $15.9 million in future milestone payments that are primarily dependent on patient randomization.  During the quarter ended September 30, 2016, the award was modified such that we received an additional $1.5 million in initial payment. The total amount of the award remains unchanged. We are obligated to share future ICT-107 related revenue with CIRM.  The percentage of revenue sharing is dependent on the amount of the award received by us and whether the revenue is from product sales or license fees.  The maximum revenue sharing amount we may be required to pay to CIRM is equal to nine times the total amount awarded and paid to us.  We have the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, we have the option to convert the award to a loan.  We may exercise this loan conversion option until ten business days after the FDA notifies us that it has accepted our application for marketing authorization.  In the event we exercise our right to convert the award to a loan, we will be obligated to repay the loan within ten business days of making the election including interest at the rate of the three-month LIBOR rate (1.07% as of March 31, 2017) plus 25% per annum.  Since we may be required to repay some or all of the amounts awarded by CIRM, we account for this award as a liability rather than revenue and accrue interest at the aforementioned rate. In the event the Company were to terminate its ICT-107 trial, it would be obligated to return any unused funds to CIRM. As of March 31, 2017, the Company had approximately $400,000 of unused CIRM funds.
In August 2016, we entered into an underwriting agreement with Maxim Group LLC, pursuant to which we received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 863,750 shares of the Company’s common stock, base warrants to purchase 881,250 shares of common stock at an exercise price of $7.68 per share, and pre-funded warrants to purchase 311,250 shares of common stock at an exercise price of $0.40 per share. The underwriters partially exercised their option to purchase additional shares and warrants, and purchased an additional 37,500 shares of our common stock at a price of $6.00 per share and base warrants to purchase 111,965 shares of common stock at $0.40 per warrant. The pre-funded warrants have a term of ten years and the base warrants have a term of five years from the date of issuance. They also provide for a weighted average adjustment to the exercise price if we issue, or are deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions. Accordingly, these warrants were accounted for as derivative liabilities and $2.2 million of the net proceeds was allocated to the warrant derivative. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.40 per share. Through December 31, 2016, 208,750 pre-funded warrants were exercised and resulted in proceeds to the Company of $83,500. We did not receive any additional proceeds from the exercise of the base warrants or pre-funded warrants during the most recent quarter.
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) the Company may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75.0 million. During the year ended December 31, 2016, the Company sold 77,141 shares of our common stock under the Sales Agreement that resulted in net proceeds to the Company of approximately $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. During the three months ended March 31, 2017, we did not sell any shares of our common stock under the Sales Agreement. As of March 31, 2017, the Company had approximately $14.3 million available to be sold under the Sales Agreement. Our ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion we received from our auditors. See additional discussion in Note 6 to the unaudited condensed consolidated financial statements that are included in this Form 10-Q.
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
As of March 31, 2017, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities, other than the CIRM award liability. We have various purchase commitments for sponsored research, which are generally cancelable upon 30 to 120 day notice, and license fees. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.
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
Certain of the phase 3 ICT-107 vendors required deposits at the outset of the trial. Most vendors will use these deposits to offset invoices at the conclusion of the trial. Accordingly, these deposits are classified as non-current assets on the balance sheet. These deposits are refundable in the event the trial is terminated prior to its conclusion with the vendor applying the deposit against the costs of winding down the trial. If we were to determine to terminate further support of ICT-107, we would also have financial obligations to existing vendors and collaborators with respect to activities conducted in conjunction with the phase 3 clinical trial.
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
Cash Flows
We used $6,070,357 of cash in our operations for the three months ended March 31, 2017, compared to $5,350,921 for the three months ended March 31, 2016. During the quarter ended March 31, 2017 we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and as we began treating patients. As of March 31, 2017, we randomized a total of 23 patients, of which 9 were randomized during the quarter. During the quarter ended March 31, 2016, we incurred significant initial expenses to our support organizations in the US and Europe for their support for ICT-107. Future payments to these organizations is dependent on patient enrollment. We also incurred additional expenses related to our Stem-to-T-cell immunotherapies. These increases were offset by significant reductions in expenses related to the wind down of the ICT-107 Phase 2 and ICT-121 trials. We expect expenses related to ICT-107 and our stem cell program to increase in future periods as we progress in the ICT-107 phase 3 trial and as we develop our stem cell immunotherapies. Our ICT-140 program remains on hold until we obtain financing sufficient to complete the ICT-107 trial or find a partner for this program. During the three months ended March 31, 2017, we used cash to pay down our accounts payable and accrued expenses.
During the three months ended March 31, 2017, we incurred $641,220 of non-cash expenses consisting of $452,659 of accrued interest on the CIRM award, $16,595 of depreciation and $171,966 of stock based compensation. We also recorded a non-cash credit of $102,776 related to the revaluation of our warrant derivatives. During the three months ended March 31, 2016, we incurred $527,268 of non-cash expenses consisting of $264,827 of accrued interest on the CIRM award, $20,370 of depreciation, $14,636 of financing expenses and $227,435 of stock based compensation. We also recorded a non-cash credit of $481,011 related to the revaluation of our warrant derivatives.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against ImmunoCellular Therapeutics, Ltd. (the “Company”), certain of its current and former officers and directors and others. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and December 11, 2013. The complaint alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company intends to vigorously defend against the claims. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

Item 1A. Risk Factors
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
It is expensive to develop and commercialize cancer immunotherapy candidates and the study size requirements and costs for product candidates such as ICT-107 may not be feasible due to our inability to raise sufficient capital. For example, we estimate that the remaining external cost of completing our ICT-107 phase 3 clinical trial will be approximately $50 to $55 million. Our existing resources will not be sufficient for us to complete the phase 3 trial and our current award funding from CIRM will only result in $14.5 million of additional funding if we can timely and successfully achieve the enrollment milestones for reimbursement under the award. As a result, we expect that we will need to raise significant additional capital to achieve the interim results and to complete the trial if the interim results are positive. It is possible that we will not achieve the progress that we expect with respect to ICT-107 because the actual costs and timing of conducting a large phase 3 clinical trial are difficult to predict and are subject to substantial risks and delays. As we consider our financial resources and liquidity, we have announced that ICT-107 would not be further developed without a strategic partner, and we currently expect to either identify a potential partner or restructure our business and operations, including refocusing on our research programs. Any restructuring would involve significant near-term costs and potentially damage our reputation in the biotechnology and medical communities.
In any event, our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

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
As of May 15, 2017, we had approximately $14.3 million available for offer and sale pursuant to our Sales Agreement with Cantor Fitzgerald & Co., as agent. Sales under our Sales Agreement are registered on a registration statement on Form S-3. Pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using our Sales Agreement. Other than our Sales Agreement and our award from CIRM, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.
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
Our financial statements for the year ended December 31, 2016 included in Item 8 of this Annual Report on Form 10K have been prepared assuming we will continue to operate as a going concern.  However, due to our ongoing operating losses, negative cash flows from operations, our need to finance to continue our ongoing clinical trials and conduct research and our accumulated deficit, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing.  Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our clinical development, research and operating activities or we may not be able to continue as a going concern.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included in Item 8 of this Annual Report a substantial doubt regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.
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
We are a pre-revenue stage company with research and development activity based on two products in clinical development, and we have determined that we would not further develop ICT-107, our lead product candidate, without a partner or other alternative to fund the development of ICT-107. If we are unable to identify a partner or other alternative to fund ICT-107, we will consider restructuring our business as soon as practicable. We may be unable to successfully develop or market any of our current or proposed product candidates, those product candidates may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any recurring revenues to date, and we do not expect to generate any such revenues for a number of years.
Our cell-based vaccine technologies are our primary platform technologies, and our commercial prospects will be heavily dependent on the outcome of regulatory requirements and any future clinical trials for our lead vaccine product candidate, ICT-107. We have only seven full-time employees and two part-time employees, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

•	obtain additional financial resources and meet milestones under award funding necessary to develop, test, manufacture and market our vaccine product candidates, in particular ICT-107;

•	engage corporate partners to assist in developing, funding, testing, manufacturing and marketing our vaccine product candidates or any future product candidates that we may develop;

•	satisfy the regulatory requirements for acceptable pre-clinical and clinical trial studies or to timely enroll patients;

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
We may elect to delay or discontinue preclinical studies or clinical trials based on unfavorable results or lack of financial resources. Any product candidate using a cellular therapeutic technology may fail to:

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
Clinical trials for our product candidates require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. We have in the past experienced some difficulty in enrollment in our clinical trials due to the criteria specified for eligibility for these trials, and we may encounter these difficulties in our ongoing clinical trials for our product candidates. The early enrollment experience in the ICT-107 phase 3 trial indicated that we needed to make modifications in the trial protocol to accelerate enrollment. We submitted a protocol amendment to FDA on December 30, 2016 that modifies some elements of how patients qualify for the trial, raises the target number of randomized patients to 542, and extends completion of the trial to mid-2021. The amendment was allowed by the FDA in March 2017. The Company has submitted similar protocol amendments to regulatory agencies in Canada and the European countries participating in the trial. In addition, with respect to ICT-107, we receive award funding based on reimbursement of amounts expended depending upon patient initiation in our ongoing phase 3 clinical trial and any delays in enrollment would negatively impact our cash flow and ability to finance our operations.
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
If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. For example, we originally projected that we would complete enrollment of our ICT-107 phase 3 study by the end of 2017, with interim results at that time and six months thereafter. With the enrollment experience to date in the trial and a knowledge of likely modifications to the protocol, if the Company continues the development of ICT-107, we now think the completion of enrollment will be delayed potentially by 12 to 18 months from original estimates. There can be no assurance that we will timely achieve these revised goals, that we will receive awards under our agreement with CIRM or that we will have sufficient funding to obtain these results or that the results will be favorable.

Before we can market our vaccine product candidates or any other or future product candidates that we may develop, we must obtain governmental approval for each of these product candidates, the application and receipt of which is time-consuming, costly and uncertain.
Our current product candidates and any future product candidates that we will be developing will require approval of the FDA before they can be marketed in the U.S. Although our focus at this time is primarily on the U.S. market, in the future similar approvals will need to be obtained from foreign regulatory agencies before we can market our current and proposed product candidates in other countries. The process for filing and obtaining FDA approval to market therapeutic products is both time-consuming and costly, with no certainty of a successful outcome. The historical failure rate for companies seeking to obtain FDA approval of therapeutic products, particularly vaccines for cancer, is high and, with the exception of Dendreon Corporation’s (acquired in January 2017 from Valeant Pharmaceuticals by Sunpower Group Ltd.) antigen presenting cell vaccine for the treatment of prostate cancer, no cell-based cancer vaccine has to date been approved by the FDA. This process includes conducting extensive pre-clinical research and clinical testing, which may take longer and cost more than we initially anticipate due to numerous factors, including without limitation, difficulty in securing appropriate centers to conduct trials, difficulty in enrolling patients in conformity with required protocols in a timely manner, unexpected adverse reactions by patients in the trials to our proposed product candidates and changes in the FDA’s requirements for our testing during the course of that testing.
We have only enrolled a limited number of patients in our ICT-121 phase 1 trial and we may encounter unexpected and adverse immune responses or other side effects in the patients whom we test with this product candidate.
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
We and certain of our current and former officers and directors and others have been named as defendants in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.
Securities-related class action and shareholder derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.
On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and December 11, 2013. The complaint alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs.
This lawsuit and any other potential related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as the lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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
Significant disruptions of information technology systems or breaches of data security could adversely affect our business
Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. These computer systems are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. Additionally, our systems are potentially vulnerable to data security breaches-whether by employees, consultants or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients and others. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.
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
The market prices for our common stock and the securities of other development stage pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between January 1, 2016 and May 10, 2017, the stock price for our common stock has ranged from $1.40 to $15.03. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, pursuant to our Sales Agreement we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $15.1 million. As of May 15 15, 2017, we had approximately $14.3 million available for offer and sale pursuant to our ATM facility. Sales under our ATM facility are registered on a registration statement on Form S-3. Under applicable rules and regulations, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which would limit our ability to raise funds using our ATM facility. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.
We may lose our current NYSE MKT listing of our common stock and may not be eligible to list our common stock on other exchanges. If we are unable to maintain compliance with NYSE MKT continued listing standards and policies, the NYSE MKT may commence proceedings to delist our common stock, and in some cases, determine to suspend trading in our common stock immediately without an opportunity to propose a plan that could enable us to regain compliance, which would likely cause the liquidity and market price of our common stock to decline.
Our common stock currently trades on the NYSE MKT under the symbol IMUC. If we fail to adhere to the NYSE MKT’s strict listing criteria, our stock may be delisted. For example, the NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that has stockholders’ equity of less than $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. We have had a loss from operations and net loss in each of our five most recent fiscal years and we expect to incur a loss from operations and net loss for 2017. At December 31, 2016, our stockholders’ equity was $6.1 million, and in March 2017, we received an early warning letter from the NYSE MKT indicating that if our stockholders’ equity falls below $6 million, the NYSE MKT may take formal action and determine that we are no longer suitable for listing and may commence delisting proceedings pursuant Section 1003(a)(iii) of the NYSE MKT Company Guide. As of March 31, 2017, our stockholders’ equity was $478,725. If our common stock is delisted from the NYSE MKT, it could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on the NYSE MKT.
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
As of May 10, 2017, we had 3,464,175 shares of common stock outstanding and another 1,727,017 shares of common stock issuable upon exercise of options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.
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

Dated: May 15, 2017		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Anthony Gringeri
	Name:	Anthony Gringeri, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
IMMUNOCELLULAR THERAPEUTICS, LTD.
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2017

Exhibit No.	Description

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document