Form 10-Q
period 2017-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2017-08-14
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 15,841,676 shares of its common stock issued as of August 9, 2017.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,814,005	$11,437,118
Supplies for clinical trials	—	1,186,186
Other assets	2,589,032	791,485
Total current assets	4,403,037	13,414,789
Property and equipment, net	76,633	109,823
Supplies for clinical trials	—	1,309,648
Deposits	—	1,955,514
Deferred offering costs	330,871	100,216
Total assets	$4,810,541	$16,889,990
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,250,826	$1,342,126
Accrued compensation and benefits	201,643	1,109,864
Accrued liabilities	3,267,704	786,953
Total current liabilities	7,720,173	3,238,943
CIRM liability	—	6,945,741
Warrant liability	27,862	573,560
Total liabilities	7,748,035	10,758,244
Commitments and contingencies (Note 5)
Shareholders’ equity (deficit):
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 0 shares outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 3,551,575 and 3,444,859 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	355	344
Additional paid-in capital	102,719,728	102,354,844
Accumulated deficit	(105,657,577)	(96,223,442)
Total shareholders’ equity (deficit)	(2,937,494)	6,131,746
Total liabilities and shareholders’ equity (deficit)	$4,810,541	$16,889,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Revenues	$—	$—	$—	$—
Expenses:
Research and development	10,353,601	4,433,222	15,039,321	9,170,797
General and administrative	988,266	1,049,815	1,781,444	2,149,647
Total expenses	11,341,867	5,483,037	16,820,765	11,320,444
Loss before other income (expense)
and taxes	(11,341,867)	(5,483,037)	(16,820,765)	(11,320,444)
Interest income	381	6,397	4,175	8,911
Interest expense	(430,024)	(281,996)	(882,683)	(546,823)
Financing expense	—	(16,595)	—	(31,231)
Change in fair value of
warrant liability	442,922	445,660	545,698	926,671
Derecognition of CIRM liability	7,719,440	—	7,719,440	—
Loss before provision for income taxes	(3,609,148)	(5,329,571)	(9,434,135)	(10,962,916)
Provision for income taxes	—	—	—	—
Net loss	$(3,609,148)	$(5,329,571)	$(9,434,135)	$(10,962,916)
Net loss per share	$(1.02)	$(2.30)	$(2.66)	$(4.76)
Weighted average number of shares outstanding basic and diluted:	3,551,575	2,321,957	3,550,550	2,301,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2016	3,444,859	$344	$102,354,844	$(96,223,442)	$6,131,746
Exercise of warrants	102,500	10	40,990	—	41,000
Stock based compensation	4,216	1	323,894	—	323,895
Net loss	—	—	—	(9,434,135)	(9,434,135)
Balance at June 30, 2017	3,551,575	$355	$102,719,728	$(105,657,577)	$(2,937,494)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(9,434,135)	$(10,962,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,190	40,963
Change in fair value of warrant liability	(545,698)	(926,671)
Financing expense	—	31,231
Stock-based compensation	323,895	480,947
Derecognition of CIRM liability	(7,719,440)	—
Accrued interest on CIRM award	882,683	546,823
Write-off of supplies for clinical trials	2,349,404	—
Changes in assets and liabilities:
Other assets	157,967	595,679
Supplies for clinical trials	146,430	(293,100)
Accounts payable	2,843,974	(531,531)
Accrued compensation and benefits	(908,221)	(459,562)
Accrued liabilities	2,346,767	284,005
Net cash used in operating activities	(9,523,184)	(11,194,132)
Cash flows from investing activities:
Purchase of property and equipment	—	(4,015)
Net cash used in investing activities	—	(4,015)
Cash flows from financing activities:
Proceeds from the issuance of common stock through controlled equity offering	—	691,187
Proceeds from the exercise of warrants	41,000	—
Deferred offering costs	(140,929)	(148,663)
Net cash (used in) provided by financing activities	(99,929)	542,524
(Decrease) in cash and cash equivalents	(9,623,113)	(10,655,623)
Cash and cash equivalents, beginning of period	11,437,118	22,604,481
Cash and cash equivalents, end of period	$1,814,005	$11,948,858
Supplemental cash flows disclosures:
Interest expense paid	$—	$—
Income taxes paid	$—	$—
Supplemental non-cash disclosures:
Financing costs included in accounts payable	$89,726	$79,440
Deposits reclassified to other current assets	$1,922,218	$—
CIRM liability reclassified to other current assets	$108,984	$—

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
In June 2017, the Company announced that it had determined that it was unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107, its patient-specific, dendritic cell-based immunotherapy for patients with newly diagnosed glioblastoma, which was previously its lead product candidate. As a result, the Company suspended further patient randomization in the ICT-107 trial while it continues to seek a collaborative arrangement or acquisition of its ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 is expected to reduce the amount of cash used in the Company's operations.
As a result of suspending the ICT-107 trial, the Company recorded a charge to research and development of $2,349,404 during the three months ended June 30, 2017 to write-off the remaining trial related supplies. Additionally, at June 30, 2017, the Company recorded a charge to research and development of approximately $3.0 million to reflect the estimated costs to wind down the trial. This amount is included in accrued expenses. The Company recorded a credit to other income of $7,719,440 to account for the derecognition of the CIRM award liability including accrued interest. Previously, the Company accounted for the award as a loan and accrued interest expense (See Note 7). Further, the Company also reclassified $1,922,218 of vendor deposits from deposits to other current assets as these amounts will be applied against final vendor invoices.
The Company is developing Stem-to-T-Cell immunotherapies for the treatment of cancer based on rights to novel technology it exclusively licensed from the California Institute of Technology (Caltech). The technology originated from the labs of David Baltimore, Ph.D., Nobel Laureate and President Emeritus at Caltech, and utilizes the patient’s own hematopoietic stem cells to create antigen-specific killer T cells to treat cancer. The Company plans to utilize this technology to expand and complement its DC-based cancer immunotherapy platform, with the goal of developing new immunotherapies that kill cancer cells in a highly directed and specific manner and that can function as monotherapies or in combination therapy approaches.
The Company is also developing two other therapeutic immunotherapies: ICT-140 for ovarian cancer and ICT-121 for recurrent glioblastoma. During the third quarter of 2016, the Company completed its enrollment of ICT-121 and closed the trial in March 2017. Currently, the Company is holding the initiation ICT-140 until it can find a partner to share expenses.
The Company has incurred operating losses and, as of June 30, 2017, the Company had an accumulated deficit of $105,657,577. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 9, 2017.

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
2. Summary of Significant Accounting Policies
Basis of presentation and going concern - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through June 30, 2017, the Company has incurred accumulated losses of $105,657,577 and as of June 30, 2017, the Company had $1,814,005 of cash. The Company believes that it will not have enough cash resources to fund the business for the next 12 months. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
In June 2017, the Company announced that it had determined that it was unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, the Company has suspended further patient randomization in the ICT-107 trial while it continues to seek a collaborative arrangement or acquisition of its ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 is expected to reduce the amount of cash used in the Company's operations.
The Company plans to improve its liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through the receipt of grants and awards. Additionally, the Company continues to evaluate its strategic alternatives, which may include a potential merger, consolidation, reorganization or other business combination, as well as the sale of the Company or the Company's assets.
Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The condensed consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Company had $466,492 and $3,462,617, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
Supplies for clinical trials - Supplies are stated at the lower of cost or market, with cost determined by the first-in, first-out basis and consist of items that will be used in the Company’s ongoing clinical trials.  Management analyzes historical and prospective usage to estimate obsolescence and during the quarter ended June 30, 2017, determined that the remaining supplies should be expensed. Accordingly, the Company recorded a charge to expense of $2,560,220, which is included in research and development expenses. The Company did not record any reserve for obsolescence during the three and six month period ended June 30, 2016.
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
Stock Based Compensation – The Company records the cost for all share-based payment transactions in the Company’s consolidated financial statements. Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model. The Company did not issue any stock-based compensation during the six months ended June 30, 2017.
Fair value was estimated at the date of grant using the following weighted average grant date assumptions:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk-free interest rate	—%	1.3%
Expected dividend yield	None	None
Expected life	0.0 years	6.0 years
Expected volatility	—%	82.7%
Expected forfeitures	—%	—%
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
When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2017, the Company had 44,500,061 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of June 30, 2017 and December 31, 2016, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of June 30, 2017, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2011 for the state and December 31, 2012 for the federal taxing authority.
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
Reverse Stock Split - On November 18, 2016, the Company effected a one-for-forty reverse stock split of its common stock through an amendment to its amended and restated certificate of incorporation (the 2016 Amendment). As of the effective time of the reverse stock split, every forty shares of the Company’s issued and outstanding common stock were converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans and outstanding warrants. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive a fractional share received cash payments in lieu thereof. In addition, the 2016 Amendment reduced the number of authorized shares of common stock to 25.0 million.
In June 2017, the Company's stockholders approved a certificate of amendment to its amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 25.0 million to 50.0 million, which was effective on June 16, 2017.
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

Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 1,724,515 shares and 928,001 shares at June 30, 2017 and 2016, respectively.
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
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize in the balance sheet, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for fiscal years beginning after December 15, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, finance condition or liquidity.
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
In July 2017, the FASB issued ASU No. 2017-11, which eliminates the requirement to classify financial instruments as derivative liabilities simply because they have down round pricing protection. The Company has often issued warrants with down round pricing protection as part of its financing activities. Currently, the Company has two warrant tranches with down round pricing protection that are classified as derivative liabilities. The Company revalues these warrant tranches each reporting period and records the valuation differences as a component of other income in the statement of operations. The adoption of this ASU will eliminate the fluctuation in earnings associated with the quarterly warrant revaluation. Additionally, the adoption of this ASU will allow the Company to classify its remaining warrant derivatives as equity and future warrants that might be issued by the Company with down round price protection will qualify as equity rather than derivative liability for balance sheet presentation purposes. This ASU is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is determining the financial impact of this ASU.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
3. Property and Equipment
Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Computers	$70,960	$70,960
Research equipment	305,066	305,066
	376,026	376,026
Accumulated depreciation	(299,393)	(266,203)
	$76,633	$109,823
Depreciation expense was $16,595 and $20,593 for the three months ended June 30, 2017 and 2016, respectively.  Additionally, depreciation expense was $33,190 and $40,963 for the six months ended June 30, 2017 and 2016, respectively.

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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.0 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. During the six months ended June 30, 2016, the Company incurred $100,000 of licensing fees to Cedars-Sinai. No licensing fees were incurred during the six months ended June 30, 2017.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  During the six months ended June 30, 2017 and 2016, Cedars-Sinai did not perform any research activities on behalf of the Company.
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

On July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that from May 1, 2012 to April 2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company intends to vigorously defend against the claims. The Company may be obligated to indemnify its officers and directors in connection with this matter.

Commitments
In an effort to expand the Company’s intellectual property portfolio to use antigens to create personalized vaccines, the Company has entered into various intellectual property and research agreements. Those agreements are long-term in nature and are discussed below. In addition to the vendors described below, the Company has deposits with other vendors.
Sponsored Research Agreements
Novella Clinical LLC
On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the Phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella Clinical was engaged to supervise the trial in the United States, Europe and Canada and recruit 542 patients with newly diagnosed glioblastoma.  As described above, the Company suspended the trial in June 2017, and as of June 30, 2017, the Company has deposits of $1,740,937 with Novella Clinical that will be applied against the final trial related invoices.  Since the trial was suspended, this amount is classified as other current assets.
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

Manufacturing
PharmaCell B.V.
In March 2015, the Company entered into an agreement for GMP manufacturing of ICT-107 with PharmaCell B.V. (PharmaCell), pursuant to which PharmaCell provided contract manufacturing services for the European production of ICT-107, a dendritic cell immunotherapy for the treatment of newly diagnosed glioblastoma.
In connection with the June 2017 suspension of the Phase 3 trial of ICT-107, the Company unilaterally terminated the agreement. Pursuant to the terms of the agreement, the Company was required to provide 90 days’ written notice to PharmaCell. As a result, the Company is obligated to make future payments to Pharmacell of approximately $600,000, which is included in other current liabilities as of June 30, 2017.
PCT, LLC
On June 11, 2015, the Company entered into an agreement with PCT Cell Therapy Services, LLC (PCT). Pursuant to the terms of the agreement, PCT provided current good manufacturing practice (cGMP) services for the Phase 3 manufacture of ICT-107 and Phase 1 manufacture of ICT-121.
In connection with the June 2017 termination of the Phase 3 trial of ICT-107, the Company unilaterally terminated the agreement. Pursuant to the terms of the agreement, the Company was required to provide 120 days written notice to PCT. As a result, the Company is obligated to make future payments to PCT of approximately $1,120,000, which is included in other current liabilities as of June 30, 2017.

Employment Agreements

The Company has employment agreements with its management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $830,000 and the potential bonus is approximately $231,000.  During the six months ended June 30, 2017, the Company did not issue any stock options or restricted stock units.
Operating Lease
The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. During 2016, the Company extended this lease through August 31, 2017, at a monthly rental of $8,554. The Company will not renew its lease beyond August 31, 2017. Rent expense was approximately $54,000 for each of the six months ended June 30, 2017 and 2016, respectively.

6. Shareholders’ Equity
Underwritten Public Offering
In August 2016, the Company entered into an underwriting agreement with Maxim Group LLC, pursuant to which the Company received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 863,750 shares of the Company’s common stock, base warrants to purchase 881,250 shares of common stock at an exercise price of $7.68 per share, and pre-funded warrants to purchase 311,250 shares of common stock at an exercise price of $0.40 per share. The underwriters partially exercised their option to purchase additional shares and warrants and purchased an additional 37,500 shares of the Company’s common stock at a price of $6.00 per share and warrants to purchase 111,965 shares of common stock at an exercise price of $0.40 per warrant. The pre-funded warrants have a term of ten years, and the base warrants have a term of five years from the date of issuance. They also provide for a weighted average adjustment to the exercise price if the Company issues, or is deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrant Liability” below). Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.40 per share. These warrants qualify for equity treatment. Through December 31, 2016, 208,750 pre-funded warrants were exercised and resulted in proceeds to the Company of $83,500. During the three months ended June 30, 2017, the remaining 102,500 pre-funded warrants were exercised and resulted in proceeds to the Company of $41,000.

Controlled Equity Offering
On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. During the six months ended June 30, 2016, the Company sold 77,141 shares of common stock that resulted in net proceeds of $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. Subsequent to June 30, 2017 (See Note 10. Subsequent Events), the Company completed an underwritten public offering. As a condition of the offering, the Company agreed not to sell shares pursuant to the Controlled Equity Offering for a period of 60 days after closing (See Note 10. Subsequent Events). At June 30, 2017, the Company had $14.3 million available to be sold under the Sales Agreement.
Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 150,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to 300,000 shares. Options to purchase 105,843 common shares have been granted under the Plan and are outstanding as of June 30, 2017. Additionally, 6,500 shares of restricted common stock have been granted to management and 1,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.
On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 250,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan was approved by the Company's stockholders at its 2016 Annual Meeting of Stockholders. During the six months ended June 30, 2017, no equity compensation was granted by the Company. As of June 30, 2017, options to purchase 48,065 common stock shares have been granted and are outstanding under the plan.
The following table summarizes stock option activity for the Company during the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2016	162,665	$43.11	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(8,753)	$59.12	—	—
Outstanding June 30, 2017	153,912	$42.20	6.12	$—

Vested at June 30, 2017	112,567	$49.37	5.58	$—
As of June 30, 2017, the total unrecognized compensation cost related to unvested stock options amounted to $467,882, which will be recognized over the weighted average remaining requisite service period of approximately 11 months.
 On March 11, 2016, the Company issued an aggregate of 7,862 restricted stock units to certain officers and employees.  The restricted stock units are outstanding as of June 30, 2017 and are subject to cliff vesting on March 10, 2018.  For accounting purposes, these shares were valued at $13.20, which was the stock price on the date of grant, and will be expensed over the service period of two years from the date of grant. As of June 30, 2017, 4,550 restricted stock units are unvested.
Warrants Accounted for As Equity
In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 118,618 shares of the Company’s common stock at $56.40 per share. The warrants had a five-year term from the date of issuance. These warrants qualified for equity treatment since they did not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. In January 2017, the remaining 35,454 warrants expired.
In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 112,500 shares of the Company’s common stock at $106.00 per share. The warrants have a five-year term from the date of issuance. These warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants. As of June 30, 2017, warrants to purchase 111,119 shares of the Company’s common stock remain outstanding relating to this public offering.

In connection with the August 2016 underwritten public offering, the Company issued pre-funded warrants to purchase 311,250 shares of common stock to certain investors. These pre-funded warrants were substantially paid for at the time of the offering, have a ten-year term and an exercise price of $0.40 per share. During 2016, pre-funded warrants to purchase 208,750 shares of common stock were exercised. In June 2017, the remaining pre-funded warrants to purchase 102,500 shares of common stock were exercised. These pre-funded warrants qualify for equity treatment since they do not have any provisions that would require the Company to redeem them for cash or that would result in an adjustment to the number of warrants.
Warrants Accounted for As Liabilities
The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On June 30, 2017, the price per share of Company’s common stock was $0.85 per share compared to $2.05 per share at December 31, 2016.
In connection with the February 2011 common stock private placement, the Company issued to the investors warrants to purchase 70,467 shares of the Company’s common stock at $90.00 per share. The warrants had a term of five years and contained a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $62.00. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. As a result of the January 2012, October 2012, and February 2015 financings and shares sold through the Company's Controlled Equity Offering, the exercise price of the warrants was adjusted to $57.60 and the number of warrants was proportionately increased to 91,670 net of exercises.  On February 24, 2016, the remaining warrants to purchase 91,670 shares of the Company's common stock expired.

In connection with the February 2015 underwritten public offering, the Company issued to the investors warrants to purchase 466,369 shares of the Company’s common stock at $26.40 per share.  The warrants have a term of five years and contain a provision whereby the warrant exercise price will be decreased in the event that certain future common stock issuances are made at a price less than $26.40. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability.  During 2016, the exercise price of these warrants was adjusted to $20.00 to reflect the shares sold under the Company's controlled equity offering and the August 2016 public offering. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  For the three and six months ended June 30, 2016, the Company revalued these warrants using the binomial lattice simulation model and recorded a credit to other income of $445,660 and $926,671, respectively. As of June 30, 2017, the Company revalued the warrants assuming (i) dividend yield of 0%; (ii) expected volatility of 66%; (iii) risk free rate of 1.47% and (iv) expected term of 2.64 years and the Company recorded a credit to other income of $46,331 and $69,650 during the three and six months ended June 30, 2017.  As of June 30, 2017, warrants to purchase 466,369 shares of the Company’s common stock remain outstanding relating to this public offering and the carrying value of the warrant liability is $7,302.
In connection with the August 2016 underwritten public offering, the Company issued to the investors warrants to purchase 993,115 shares of common stock with an initial exercise price of $7.68 per share. The warrants have a term five years and contain a provision whereby the warrant exercise price would be proportionately decreased in the event that future common stock issuances are made at a price less than $7.68 per share. Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. These warrants are traded on the NYSE MKT (symbol IMUC.WS). The Company initially valued these warrants using the closing price on August 12, 2016 at $2.30, which was the first day the warrants were traded on the NYSE MKT. Accordingly, the Company allocated $2,284,395 of the total proceeds from the August 2016 offering to the base warrants. As of June 30, 2017, warrants to purchase 993,115 shares of the Company's common stock remain outstanding and the warrants were valued using the last trading price of the quarter at $0.02. Accordingly, the warrant liability was adjusted to $20,560 and the Company recorded a credit to other income of $396,591 and $476,048 during the three and six months ended June 30, 2017, respectively.
Volatility has been estimated using the historical volatility of the Company’s stock price.
The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis during the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Balance – January 1	$573,560	$1,958,775
Issuance of warrants and effect of repricing	—	31,231
Exercise of warrants	—	—
(Gain) or loss included in earnings	(545,698)	(926,671)
Balance – June 30	$27,862	$1,063,335
      During the six months ended June 30, 2016, the Company recorded a charge to financing expense of $31,231 to reflect the repricing of previously issued warrants. The Company did not incur a financing expense during the six months ended June 30, 2017.

7.  California Institute of Regenerative Medicine Award
On September 18, 2015 the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that are primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remain unchanged. Under the terms of the CIRM award, the Company is obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may be required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company has the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company has the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercises it right to convert the award to a loan, it will be obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate (1.30% as of June 30, 2017) plus 25% per annum.  Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than revenue and has accrued interest through June 20, 2017, at the aforementioned rates.  During the three and six months ended June 30, 2017, the Company accrued interest of $430,024 and $882,683 respectively. For the three and six months ended June 30, 2016, the Company recorded accrued interest of $281,996 and $546,823. As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, the Company recognized a gain of $7,719,440 as derecgonition of the CIRM award liability including accrued interest. As of June 30, 2017, the Company had $108,984 of unused CIRM funds. The Company is required to either use these funds to pay the final CIRM liabilities or return the funds to CIRM.
8. 401(k) Profit Sharing Plan
During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the six months ended June 30, 2017 or June 30, 2016.
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
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	June 30, 2017	June 30, 2016
Income tax benefit at the federal statutory rate	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)%	(6)%
Change in fair value of warrant liability	8%	4%
Change in valuation allowance for deferred tax assets	12%	36%
Other	20%	—%
Total	—%	—%

Deferred taxes consisted of the following:

	June 30, 2017	December 31, 2016
Net operating loss carryforwards	28,499,782	27,267,545
Stock-based compensation	2,728,866	3,090,903
Less valuation allowance	(31,228,648)	(30,358,448)
Net deferred tax asset	$—	$—
The valuation allowance increased by $870,200 and $3,538,739 during the six months ended June 30, 2017 and 2016, respectively.
As of December 31, 2016, the Company had federal and California income tax net operating loss carry forwards of approximately $68.2 million, and as of June 30, 2017, management has estimated federal and California income tax net operating loss carry forwards of approximately $78.1 million. These net operating losses will begin to expire in taxable years 2027 through 2036 and 2017 through 2036, respectively, unless previously utilized.
Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. As of June 30, 2017, the Company has not experienced a change in ownership as defined by Section 382 of the Internal Revenue Code, based on a revised analysis completed by management. Management estimated that the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code as a result of its February 2015 and August 2016 financings.
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

10. Subsequent Events

Underwritten Public Offering

Subsequent to June 30, 2017, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company sold 5,000 shares of Series B 8% Mandatorily Convertible Preferred Stock (the Preferred Stock) and related warrants (the “Warrants”) to purchase up to 9,000 shares of Preferred Stock for gross proceeds of $5.0 million, prior to deducting underwriting discounts, commissions and offering expenses payable by the Company and excluding the proceeds from the exercise of the Warrants. The Preferred Stock is convertible into common stock using a conversion price equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price described in (ii) is subject to a floor of $0.35, except in the event of anti-dilution adjustments.

The Warrants consist of three tranches with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total). Upon exercise, the Warrant holders receive shares of Preferred Stock. The Preferred Stock is convertible in common stock using a conversion price equal to 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice conversion. The conversion price is subject to a floor of $0.35.

Through August 4, 2017, holders of Preferred Stock converted 4,351 shares of the Preferred Stock into 11,904,984 shares of the Company’s Common Stock. Additionally, Warrant holders exercised Warrants for the issuance of 120 shares of Preferred Stock and simultaneously converted those shares into 370,284 shares of common stock. The Company received gross proceeds of $120,000 from the exercise of the Warrants.

The Company has not finalized the accounting for this transaction.

Legal Proceedings

As described in Note 5, Commitments and Contingencies, on July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of fiduciary duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that, from May 1 2012 to April 2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company intends to vigorously defend against the claims. The Company may be obligated to indemnify its officers and directors in connection with this matter.

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
Overview
ImmunoCellular Therapeutics, Ltd. and its subsidiaries (the Company) is a biotechnology company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. We are primarily engaged in the acquisition of certain intellectual property, together with development of its product candidates and the recent clinical testing for its immunotherapy product candidates, and has not generated any recurring revenues.
In June 2017, we announced that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107, our patient-specific, dendritic cell-based immunotherapy for patients with newly diagnosed glioblastoma, which was previously our lead product candidate. As a result, we suspended further patient randomization in the ICT-107 trial while we continue to seek a collaborative arrangement or acquisition of our ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 is expected to reduce the amount of cash used in our operations.
We are developing Stem-to-T-Cell immunotherapies for the treatment of cancer based on rights to novel technology we exclusively licensed from the California Institute of Technology (Caltech). The technology originated from the labs of David Baltimore, Ph.D., Nobel Laureate and President Emeritus at Caltech, and utilizes the patient’s own hematopoietic stem cells to create antigen-specific killer T cells to treat cancer. We plan to utilize this technology to expand and complement our DC-based cancer immunotherapy platform, with the goal of developing new immunotherapies that kill cancer cells in a highly directed and specific manner and that can function as monotherapies or in combination therapy approaches.
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
In March 2017, we announced the successful completion of the first milestone of our Stem-to-T-cell program, the sequencing of a selected TCR, that will become the basis for the product development program. In November 2015, we entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center with the goal of identifying a TCR sequence.
In addition, in 2015 we acquired an option from Stanford University to evaluate certain technology related to the identification of TCRs that could prove useful in supporting our Stem-to-T-Cell research efforts. In March 2017, a TCR sequence for our Stem-to-T-Cell program became available. In addition, we have entered into a sponsored research agreement with the University of Maryland, Baltimore (UMB). As part of this collaboration, UMB researchers are undertaking three projects to explore potential enhancements to our dendritic cell and Stem-to-T-Cell immunotherapy platforms.
The Company has incurred operating losses and, as of June 30, 2017, the Company had an accumulated deficit of $105,657,577. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities, fair value of warrant derivatives and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Our significant accounting policies are summarized in Note 2 of our condensed consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Research and Development Costs
Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the six months ended June 30, 2017 and 2016, we recorded an expense of $15,039,321 and $9,170,797, respectively, related to research and development activities.
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
California Institute of Regenerative Medicine
During 2015, the Company received an award from the California Institute of Regenerative Medicine (CIRM) of $19.9 million, of which $4.0 million was received by the Company during 2015, to partially fund the Company’s Phase 3 trial of ICT-107. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other conditions remain unchanged. Under the terms of the award, the Company is required to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing is dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it will be obligated to repay the loan including interest at the rate of the three-month LIBOR rate (1.3% as of June 30, 2017) plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than revenue and has accrued interest through June 20, 2017, at the aforementioned rates.  During the three and six months ended June 30, 2017, the Company accrued interest of $430,024 and $882,683, respectively. For the three and six months ended June 30, 2016, the Company recorded accrued interest of $281,996 and $546,823 respectively. As described above, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, the Company recognized a gain of $7,719,440 related to the dercognition of the CIRM award liability. As of June 30, 2017, the Company had $108,984 of unused CIRM funds. The Company is required to either use these funds to pay the final CIRM liabilities or return the funds to CIRM.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of warrant liability is estimated using the Binomial Lattice option valuation model.

Reverse Stock Split

On November 18, 2016, the Company effected a one-for-forty reverse stock split of its common stock through an amendment to its amended and restated certificate of incorporation (the 2016 Amendment). As of the effective time of the reverse stock split, every forty shares of the Company’s issued and outstanding common stock were converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans and outstanding warrants. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive a fractional share received cash payments in lieu thereof. In addition, the 2016 Amendment reduced the number of authorized shares of common stock to 25.0 million.

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

In June 2017, the Company's stockholders approved a certificate of amendment to its amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 25.0 million to 50.0 million, which was effective on June 16, 2017.

Results of Operations
Three months ended June 30, 2017 and 2016
Net Loss
We incurred a net loss of $3,609,148 and $5,329,571 for the three months ended June 30, 2017 and 2016, respectively.
Revenues
We did not have any revenue during the three months ended June 30, 2017 and 2016 and we do not expect to have any revenue in 2017.
Expenses
Research and development expenses for the three months ended June 30, 2017 were $10,353,601 compared to $4,433,222 in the same period in 2016.  During the quarter ended June 30, 2017 we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and we randomized more patients. In June 2017, we suspended the trial and as a result we wrote off our remaining supply inventories of approximately $2.3 million as we determined there were no alternative uses and the salvage value was estimated to be zero. We also expensed the anticipated costs to wind down the trial. These costs include approximately $1.8 million to our manufacturing vendors and $80,000 to our contract research organization. We also incurred additional expenses related to our Stem-to-T-cell immunotherapies. These increases were partially offset by reductions in expenses related to the wind down of the ICT-107 Phase 2 and ICT-121 trials. Our ICT-140 program remains on hold until we find a partner for this program. We anticipate that our research and development expenses will be significantly reduced in future periods with the suspension of the phase 3 ICT-107 trial and the wind down of the ICT-121 trial. We continue to pursue our Stem-to-T-cell immunotherapies.
General and administrative expenses for the three months ended June 30, 2017 and 2016 were $988,266 and $1,049,815, respectively.  The decrease was primarily due to lower professional fees and a reduction in compensation expense.
During the three months ended June 30, 2017, the Company recorded a credit of $7,719,440 to account for the derecognition of the CIRM award liability. This amount represents $5,500,000 of funds advanced by CIRM to the Company and spent on the ICT-107 trial and the reversal of $2,219,440 of accrued interest. The Company has $108,984 of remaining CIRM funds. We are required to use any remaining CIRM funds on the final trial expenses or return the funds to CIRM.
Six months ended June 30, 2017 and 2016
Net Loss
We incurred a net loss of $9,434,135 and $10,962,916 for the six months ended June 30, 2017 and 2016, respectively.

Revenues
We did not have any revenue during the six months ended June 30, 2017 and 2016 and we do not expect to have any revenue in 2017.
Expenses
Research and development expenses for the six months ended June 30, 2017 and June 30, 2016 were $15,039,321 and $9,170,797, respectively. During the six months ended June 30, 2017 we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and as we treated more patients. In June 2017, we suspended the trial and as a result we wrote off our remaining supply inventories of approximately $2.6 million as we determined there were no alternative uses and the salvage value was estimated to be zero. We also expensed the anticipated costs to wind down the trial. These costs include approximately $1.8 million to our manufacturing vendors and $80,000 to our contract research organization. We also incurred additional expenses related to our Stem-to-T cell immunotherapies. These increases were offset by significant reductions in expenses related to the wind down of the ICT-107 Phase 2 and ICT-121 trials. Our ICT-140 program remains on hold until we find a partner for this program. We anticipate that our research and development expenses will be significantly reduced in future periods with the ending of the phase 3 ICT-107 trial and the wind down of the ICT-121 trial. We continue to pursue our Stem-to-T-cell immunotherapies.
General and administrative expenses for the six months ended June 30, 2017 and 2016 were $1,781,444 and $2,149,647, respectively. The decrease reflects reductions in investor relations, travel, salaries and professional fees.
During the six months ended June 30, 2017, the Company recorded a credit of $7,289,416 to account for derecognition of the CIRM award liability. This amount represents $5,391,016 of funds advanced by CIRM to the Company and spent on the ICT-107 trial and the reversal of $1,898,400 of accrued interest. The Company has $108,984 of remaining CIRM funds. We are required to use any remaining CIRM funds on the final trial expenses or return the funds to CIRM.
Liquidity and Capital Resources
As of June 30, 2017, we had working capital deficit of $3,317,136, compared to working capital of $10,175,846 as of December 31, 2016. We expect that we will not have enough cash resources to fund the business for the next 12 months even with the suspension of the phase 3 trial of ICT-107 and the financing that was completed in July 2017. As we were unable to complete a financing prior to June 30, 2017, we suspended payments to certain vendors in an effort to conserve our remaining cash. As a result, our accounts payable balances increased in relation to prior periods. Additionally, as of June 30, 2017, we accrued the remaining anticipated expenses required to shut down the ICT-107 trial. These costs are included in accrued expenses and consist primarily of obligations to our manufacturing vendors. Additionally, we wrote off the remaining supplies that are used in the ICT-107 trial.
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
On September 18, 2015, we received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund our Phase 3 trial of ICT-107. The award provided an initial project payment in 2015 of $4.0 million and $15.9 million in future milestone payments that are primarily dependent on patient randomization.  During the quarter ended September 30, 2016, the award was modified such that we received an additional $1.5 million in initial payment. The total amount of the award remains unchanged. We are obligated to share future ICT-107 related revenue with CIRM.  The percentage of revenue sharing is dependent on the amount of the award received by us and whether the revenue is from product sales or license fees.  The maximum revenue sharing amount we may be required to pay to CIRM is equal to nine times the total amount awarded and paid to us.  We have the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, we have the option to convert the award to a loan.  We may exercise this loan conversion option until ten business days after the FDA notifies us that it has accepted our application for marketing authorization.  In the event we exercise our right to convert the award to a loan, we will be obligated to repay the loan within ten business days of making the election including interest at the rate of the three-month LIBOR rate (1.3% as of June 30, 2017) plus 25% per annum.  Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounts for this award as a liability rather than revenue and has accrued interest through March 31, 2017, at the aforementioned rates.  During the six months ended June 30, 2017, the Company accrued interest of $430,024. For the three and six months ended June 30, 2016, the Company recorded accrued interest of $281,996 and $546,823. As described above, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, the Company recognized a gain of $7,289,416 related to the derecognition of the CIRM award liability. As of June 30, 2017, the Company had approximately $108,984 of unused CIRM funds. The Company is required to either use these funds to pay the final CIRM liabilities or return the funds to CIRM.
In August 2016, we entered into an underwriting agreement with Maxim Group LLC, pursuant to which we received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 863,750 shares of the Company’s common stock, base warrants to purchase 881,250 shares of common stock at an exercise price of $7.68 per share, and pre-funded warrants to purchase 311,250 shares of common stock at an exercise price of $0.40 per share. The underwriters partially exercised their option to purchase additional shares and warrants, and purchased an additional 37,500 shares of our common stock at a price of $6.00 per share and base warrants to purchase 111,965 shares of common stock at $0.40 per warrant. The pre-funded warrants have a term of ten years and the base warrants have a term of five years from the date of issuance. They also provide for a weighted average adjustment to the exercise price if we issue, or are deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions. Accordingly, these warrants were accounted for as derivative liabilities and $2.2 million of the net proceeds was allocated to the warrant derivative. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.40 per share. Through December 31, 2016, 208,750 pre-funded warrants were exercised and resulted in proceeds to the Company of $83,500. During the quarter ended June 30, 2017, the remaining 102,500 pre-funded warrants were exercised and resulted in proceeds to the Company of $41,000.

In July 2017 we entered into an underwriting agreement with Maxim Group, LLC, pursuant to which we sold 5,000 shares of Series B 8% Mandatorily Convertible Preferred Stock (the “Preferred Stock”) at $1,000 per share and related warrants (the “Warrants”) to purchase up to 9,000 shares of Preferred Stock for gross proceeds of $5.0 million, prior to deducting underwriting discounts, commissions and offering expenses payable by us and excluding the proceeds from the exercise of the Warrants.

The Preferred Stock is convertible into common stock. The conversion price is equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price in (ii) is subject to a floor of $0.35 subject to certain anti-dilution adjustments. Through August 4, 2017, holders of Preferred Stock elected to convert 4,351 shares of the Preferred Stock into 11,904,984 shares of our Common Stock.

The warrants consist of three tranches with expirations in October 2017, January 2018 and July 2018, respectively. Each tranche allows the holders to purchase up to 3,000 shares of our Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide us with $3.0 million of additional financing ($9.0 million in total). Upon exercise, the warrant holder receives shares of Preferred Stock that can be converted into common stock at a conversion price equal to 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. Due to the price protection, holders of the warrants are motivated to exercise their warrants and convert the resulting preferred shares into shares of our common stock so long as our common stock trades at a price in excess of $0.35. Subsequent to June 30, 2017, warrant holders exercised 120 warrants for 120 shares Preferred Stock and converted such shares of Preferred Stock into 370,284 shares of common stock. We received gross proceeds of $120,000 from the exercise of the warrants.
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE MKT approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) the Company may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75.0 million. During the year ended December 31, 2016, the Company sold 77,141 shares of our common stock under the Sales Agreement that resulted in net proceeds to the Company of approximately $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. During the six months ended June 30, 2017, we did not sell any shares of our common stock under the Sales Agreement. As of June 30, 2017, the Company had approximately $14.3 million available to be sold under the Sales Agreement. Our ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion we received from our auditors and as a condition of the July 2017 underwritten public offering we are not allowed to sell shares using this facility for a period of 60 days post financing. See additional discussions in Note 6 and Note 10 to the unaudited condensed consolidated financial statements that are included in this Form 10-Q.
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
As of June 30, 2017, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.
As a result of the suspension of phase 3 ICT-107 trial, we expect to reduce our future research and development expenses and our general and administrative expenses.
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
Cash Flows
We used $9,523,184 of cash in our operations for the six months ended June 30, 2017, compared to $11,194,132 for the six months ended June 30, 2016. During the six months ended June 30, 2017 we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and as we began treating patients. We also incurred additional expenses related to our Stem-to-T-cell immunotherapies. These increases were partially offset by reductions in expenses related to the wind down of the ICT-107 Phase 2 and ICT-121 trials. Our ICT-140 program remains on hold until we find a partner for this program. With the termination of our phase 3 trial of ICT-107, we expect our future cash needs will decrease. During the six months ended June 30, 2017, we reduced our vendor payments to conserve cash. As a result, our accounts payable increased by approximately $2.8 million.
During the six months ended June 30, 2017, we incurred $3,589,172 of non-cash expenses consisting of $33,190 of depreciation and $323,895 of stock based compensation and $2,349,404 write-off of our supplies and $882,683 of accrued interest on the CIRM award. We also recorded non-cash credits of $8,265,138 consisting of $7,719,440 derecognition of the CIRM award liability and $545,698 related to the revaluation of our warrant derivatives. During the six months ended June 30, 2016, we incurred $1,099,964 of non-cash expenses consisting of $546,823 of accrued interest on the CIRM award, $40,963 of depreciation, $31,231 of financing expenses and $480,947 of stock based compensation. We also recorded a non-cash credit of $926,671 related to the revaluation of our warrant derivatives.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of fiduciary duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that, from May 1, 2012 to April

2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company intends to vigorously defend against the claims. The Company may be obligated to indemnify its officers and directors in connection with this matter.

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
With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. As of June 30, 2017, we had an accumulated deficit of $105,657,577. We do not have any products that generate revenue from commercial product sales. Our operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present product candidates or future product candidates that we may develop and maintain our operations. There can be no assurances that capital will be available to us when and if we require additional capital on terms that are acceptable to us or favorable to our existing stockholders, or at all.
As our product candidates advance in clinical development, we will require significant additional funding, and our future access to capital is uncertain.
It is expensive to develop and commercialize cancer immunotherapy candidates and the study size requirements and costs for product candidates may not be feasible due to our inability to raise sufficient capital. As we consider our financial resources and liquidity, we have announced the suspension of ICT-107.
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

As of June 30, 2017, we had approximately $14.3 million available for offer and sale pursuant to our Sales Agreement with Cantor Fitzgerald & Co., as agent. Sales under our Sales Agreement are registered on a registration statement on Form S-3. Pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using our Sales Agreement. Other than our Sales Agreement and our award from CIRM, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.
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
Our financial statements for the year ended December 31, 2016 included in Form 10-K have been prepared assuming we will continue to operate as a going concern.  However, due to our ongoing operating losses, negative cash flows from operations, our need to finance to continue our ongoing clinical trials and conduct research and our accumulated deficit, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing.  Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our clinical development, research and operating activities or we may not be able to continue as a going concern.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements substantial doubt regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.
We are required to pay certain royalties under our license agreements with third party licensors, and we must meet certain milestones to maintain our license rights.
Under our license agreements with academic institutions generally, we will be required to pay substantial royalties to that institution based on our revenues from sales of our products utilizing the technologies and products licensed from the institution, and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our vaccine product candidates and in the raising of funding. In addition, many of these agreements contain diligence milestones and we may not be successful in meeting all of the milestones in the future on a timely basis or at all. We will need to outsource and rely on third parties for many aspects of the clinical development, manufacture, sales and marketing of our products covered under our license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with their party licensors.
Risks Related To Our Business
The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. We will need to raise additional capital to continue future operations, which additional capital may not be available on acceptable terms or at all.
As of June 30, 2017, we had working capital deficit of $3,317,136, compared to working capital of $10,175,846 as of December 31, 2016. The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. In June 2017, we announced that we had determined that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, we suspended further patient randomization in the ICT-107 trial while we continue to seek a collaborative arrangement or acquisition of our ICT-107 program. Even though the suspension of the phase 3 registration trial of ICT-107 is expected to reduce the amount of cash used in our operations, we do have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. If we cannot raise additional funds, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could damage our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders.
We are a pre-revenue stage company subject to all of the risks and uncertainties of a biotechnology business, including the risk that we may never successfully develop any products or generate revenues.
We are a pre-revenue stage company with research and development activity based on two products in clinical development, and we have determined that we will not further develop ICT-107. We may be unable to successfully develop or market any of our current or proposed product candidates, those product candidates may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any recurring revenues to date, and we do not expect to generate any such revenues for a number of years.
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
Clinical trials for our product candidates require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. We have in the past experienced some difficulty in enrollment in our clinical trials due to the criteria specified for eligibility for these trials, and we may encounter these difficulties in our ongoing clinical trials for our product candidates. The early enrollment experience in the ICT-107 phase 3 trial indicated that we needed to make modifications in the trial protocol to accelerate enrollment. We submitted a protocol amendment to FDA on December 30, 2016 that modified some elements of how patients qualify for the trial, raised the target number of randomized patients to 542, and extended completion of the trial to mid-2021. The amendment was allowed by the FDA in March 2017. In June 2017, we announced that we had determined that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, we suspended further patient randomization in the ICT-107 trial.
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
If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.
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
On July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of fiduciary duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that, from May 1, 2012 to April 2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company may be obligated to indemnify its officers and directors in connection with this matter.
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
The market prices for our common stock and the securities of other development stage pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between January 1, 2016 and August 9, 2017, the stock price for our common stock has ranged from $0.29 to $15.03. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, pursuant to our Sales Agreement we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $15.1 million. As of June 30, 2017, we had approximately $14.3 million available for offer and sale pursuant to our ATM facility. Sales under our ATM facility are registered on a registration statement on Form S-3. Under applicable rules and regulations, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which would limit our ability to raise funds using our ATM facility. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.
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

Our common stock currently trades on the NYSE MKT under the symbol IMUC. If we fail to adhere to the NYSE MKT’s strict listing criteria, our stock may be delisted. For example, on June 23, 2017, we were notified by the NYSE MKT that the Company was not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of at least $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years). We have had a loss from operations and net loss in each of our five most recent fiscal years and we expect to incur a loss from operations and net loss for 2017. At March 31, 2017, our stockholders’ equity was $478,725, and at June 30, 2017, we had a stockholders’ deficit of $2,937,494. Accordingly, we have become subject to the procedures and requirements of Section 1009 of the NYSE MKT Company Guide, and must submitted a plan of compliance on July 24, 2017 addressing how we intend to regain compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide by December 23, 2018. If the NYSE MKT rejects our plan of compliance or if we do not regain compliance with those standards, or does not make progress consistent with the plan, the NYSE MKT staff may commence delisting proceedings.

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
As of June 30, 2017, we had 3,551,575 shares of common stock outstanding and another 1,727,017 shares of common stock issuable upon exercise of options or warrants, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
On June 23, 2017, we provided notice of termination of the Agreement for GMP Manufacturing of ICT-107 by and between the Company and PharmaCell B.V. (PharmaCell) dated March 13, 2015 (the PharmaCell Agreement) in connection with the suspension of the Phase 3 trial of ICT-107. PharmaCell served as the European manufacturer of ICT-107 for the Phase 3 trial under the PharmaCell Agreement. Pursuant to the terms of the PharmaCell Agreement, we had the right to terminate for convenience upon 90 days’ prior written notice, and the termination was effective on June 23, 2017.  In addition, the Company is obligated to make future payments to PharmaCell of approximately $600,000 as a penalty for early-termination.  The material terms of the PharmaCell Agreement are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2015 and are incorporated herein by reference.

On June 28, 2017, we provided notice of termination of the Services Agreement by and between the Company and PCT, LLC (PCT) dated June 11, 2015 (the PCT Agreement) in connection with the suspension of the Phase 3 trial of ICT-107. PCT served as the North American manufacturer of ICT-107 for the Phase 3 trial under the PCT Agreement. Pursuant to the terms of the PCT Agreement, we had the right to terminate for convenience upon 120 days’ prior written notice, and the termination was effective on June 28, 2017.  In addition, the Company is obligated to make future payments to PCT of approximately $1,120,000 as a penalty for early-termination.  The material terms of the PCT Agreement are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 and are incorporated herein by reference.

 Item 6. Exhibits

Exhibit No.	Description

3.1*	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.2**	Certificate of Designation of Preferences, Rights and Limitations of Series B 8% Mandatorily Convertible Preferred Stock

4.1	Form of Series 1 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

4.2	Form of Series 2 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

4.3	Form of Series 3 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed by us on June 22, 2017 as Exhibit 3.1 to our Current Report on Form 8-K, File No. 001-35560 and incorporated herein by reference.

**	Previously filed by us on July 13, 2017 as Exhibit 3.11 to our Registration Statement on Form S-1, File No. 333-215331 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2017		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Anthony Gringeri
	Name:	Anthony Gringeri, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
IMMUNOCELLULAR THERAPEUTICS, LTD.
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2017

Exhibit No.	Description

3.1*	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2**	Certificate of Designation of Preferences, Rights and Limitations of Series B 8.0% Mandatorily Convertible Preferred Stock.

4.1	Form of Series 1 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

4.2	Form of Series 2 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

4.3	Form of Series 3 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed by us on June 22, 2017 as Exhibit 3.1 to our Form 8-K, File No. 001-35560 and incorporated herein by reference.

**	Previously filed by us on July 13, 2017 as Exhibit 3.11 to our Registration Statement on Form S-1, File No. 333-215331 and incorporated herein by reference.