Form 10-Q
period 2017-09-30
ImmunoCellular Therapeutics, Ltd.
filed 2017-11-21
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35560

ImmunoCellular Therapeutics, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	93-1301885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
30721 Russell Ranch Road, Suite 140 Westlake Village, California	91362
(Address of principal executive offices)	(Zip code)
(818) 264-2300
(Registrant’s telephone number, including area code)

23622 Calabasas Road, Suite 300
Calabasas, California 91302
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 35,195,343 shares of its common stock issued as of November 7, 2017.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,005,298	$11,437,118
Supplies for clinical trials	—	1,186,186
Other assets	710,803	791,485
Total current assets	6,716,101	13,414,789
Property and equipment, net	59,660	109,823
Supplies for clinical trials	—	1,309,648
Deposits	—	1,955,514
Deferred offering costs	—	100,216
Total assets	$6,775,761	$16,889,990
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,765,636	$1,342,126
Accrued compensation and benefits	435,112	1,109,864
Accrued liabilities	3,098,320	786,953
Total current liabilities	7,299,068	3,238,943
CIRM liability	—	6,945,741
Warrant liability	—	573,560
Total liabilities	7,299,068	10,758,244
Commitments and contingencies (Note 5)
Shareholders’ equity (deficit):
Series B 8% mandatorily convertible preferred stock $0.0001 par value, 1,000,000 shares authorized; 102 and 0 shares outstanding as of September 30, 2017 and December 31, 2016 respectively	—	—
Common stock, $0.0001 par value; 50,000,000 and 25,000,000 shares authorized as of September 30, 2017 and December 31, 2016 respectively; 23,788,510 and 3,444,859 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,378	344
Additional paid-in capital	115,486,679	102,354,844
Accumulated deficit	(116,012,364)	(96,223,442)
Total shareholders’ equity (deficit)	(523,307)	6,131,746
Total liabilities and shareholders’ equity (deficit)	$6,775,761	$16,889,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Revenues	$—	$—	$—	$—
Expenses:
Research and development	2,763,659	4,563,896	17,802,980	13,734,693
General and administrative	1,137,329	908,380	2,918,773	3,058,027
Total expenses	3,900,988	5,472,276	20,721,753	16,792,720
Loss before other income (expense)
and taxes	(3,900,988)	(5,472,276)	(20,721,753)	(16,792,720)
Interest income	109	9,920	4,284	18,831
Interest expense	—	(342,323)	(882,683)	(889,146)
Financing expense	—	(111,557)	—	(142,788)
Change in fair value of
warrant liability	—	1,118,411	—	2,045,082
Derecognition of CIRM liability	—	—	7,719,440	—
Loss before provision for income taxes	(3,900,879)	(4,797,825)	(13,880,712)	(15,760,741)
Provision for income taxes	—	—	—	—
Net loss	(3,900,879)	(4,797,825)	(13,880,712)	(15,760,741)
Deemed dividend on convertible preferred stock	(1,576,986)	—	(1,576,986)	—
Accretion of original issue discount on preferred stock	(571,854)	—	(571,854)	—
Preferred stock dividends	(6,160)	—	(6,160)	—
Deemed dividend from warrant repricing	(23,311)	—	(23,311)	—
Loss attributable to common shareholders	$(6,079,190)	$(4,797,825)	$(16,059,023)	$(15,760,741)

Basic and diluted loss per share applicable to common shareholders	$(0.40)	$(1.58)	$(2.13)	$(6.19)
Weighted average number of shares outstanding basic and diluted:	15,312,029	3,033,401	7,524,037	2,547,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2016	—	$—	3,444,859	$344	$102,354,844	$(96,223,442)	$6,131,746
Cumulative effect of change in accounting principle	—	—	—	—	6,481,770	(5,908,210)	573,560
Exercise of warrants into common stock	—	—	102,500	10	40,990	—	41,000
Issuance of Series B convertible preferred stock in public offering net of offering costs	5,000	1	—	—	3,469,020	—	3,469,021
Issuance of Warrants in public offering (net of offering costs)	—	—	—	—	551,340	—	551,340
Record beneficial conversion feature in connection with public offering	—	—	—	—	1,576,986	—	1,576,986
Acrete beneficial conversion feature in connection with public offering	—	—	—	—	(1,576,986)	—	(1,576,986)
Record original issue discount in connection with public offering	—	—	—	—	571,854	—	571,854
Acrete original issue discount in connection with public offering	—	—	—	—	(571,854)	—	(571,854)
Exercise of warrants into Series B convertible preferred stock	2,148	—	—	—	2,148,180	—	2,148,180
Conversion of Series B convertible preferred stock into common stock	(7,046)	(1)	20,219,347	2,022	(2,021)	—	—
Dividends paid on Series B preferred stock	—	—	17,588	2	6,158	—	6,160
Acrete dividends on Series B preferred stock	—	—	—	—	(6,160)	—	(6,160)
Financing charge related to repricing of warrants	—	—	—	—	23,311	—	23,311
Acrete financing charge related to repricing of warrants	—	—	—	—	(23,311)	—	(23,311)
Stock based compensation	—	—	4,216	—	442,558	—	442,558
Net loss	—	—	—	—	—	(13,880,712)	(13,880,712)
Balance at September 30, 2017	102	$—	23,788,510	$2,378	$115,486,679	$(116,012,364)	$(523,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(13,880,712)	$(15,760,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,131	58,219
Change in fair value of warrant liability	—	(2,045,082)
Financing expense	—	142,788
Stock-based compensation	442,558	759,424
Derecognition of CIRM liability	(7,719,440)	—
Loss on sale of property and equipment	1,706	—
Accrued interest on CIRM award	882,683	889,146
Write-off of supplies for clinical trials	2,349,404	—
Changes in assets and liabilities:
Other assets	2,036,196	166,200
Deposits	—	655,395
Supplies for clinical trials	146,430	(377,837)
Accounts payable	2,423,510	(764,613)
Accrued compensation and benefits	(674,752)	(431,268)
Accrued liabilities	2,202,383	584,920
Net cash used in operating activities	(11,742,903)	(16,123,449)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	1,326	—
Purchase of property and equipment	—	(4,015)
Net cash provided by (used in) investing activities	1,326	(4,015)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	691,187
Proceeds from CIRM award	—	1,500,000
Proceeds from the exercise of warrants	2,189,180	—
Proceeds from issuance of common stock and warrants net of offering costs	—	6,629,619
Proceeds from the issuance of convertible preferred stock and warrants in public offering	4,120,577	—
Net cash provided by financing activities	6,309,757	8,820,806
(Decrease) in cash and cash equivalents	(5,431,820)	(7,306,658)
Cash and cash equivalents, beginning of period	11,437,118	22,604,481
Cash and cash equivalents, end of period	$6,005,298	$15,297,823
Supplemental cash flows disclosures:
Interest expense paid	$—	$—
Income taxes paid	$—	$—
Supplemental non-cash disclosures:
Financing costs included in accounts payable	$—	$75,000
Preferred stock dividends paid in common stock	$6,160	$—
Preferred stock converted into common stock	$2,022	$—
CIRM liability reclassified to other current assets	$108,984	$—
Warrant derivatives reclassified to additional paid in capital as part of change in accounting principle	$573,560	$—
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
In June 2017, the Company announced that it had determined it was unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107, its patient-specific, dendritic cell-based immunotherapy for patients with newly diagnosed glioblastoma, which was previously its lead product candidate. As a result, the Company suspended the trial while it continues to seek a collaborative arrangement or acquisition of its ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 has reduced the amount of cash used in the Company's operations.
As a result of suspending the ICT-107 trial, the Company recorded a charge to research and development of $2,349,404 during the nine months ended September 30, 2017 to write-off the remaining trial related supplies. Additionally, at June 30, 2017, the Company recorded a charge to research and development of approximately $3.0 million to reflect the contractual vendor obligations associated with terminating the trial. The Company recorded a credit to other income of $7,719,440 to account for the derecognition of the CIRM award liability including accrued interest. Previously, the Company accounted for the award as a loan and accrued interest expense (See Note 7).
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
The Company also has two other product candidates: ICT-140 for ovarian cancer and ICT-121 for recurrent glioblastoma. During the third quarter of 2016, the Company completed its enrollment of ICT-121, and the trial was completed in March 2017. Currently, the Company is holding the initiation ICT-140 until it can find a partner to share expenses.
The Company has incurred operating losses and, as of September 30, 2017, the Company had an accumulated deficit of $116,012,364. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 9, 2017.
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
2. Summary of Significant Accounting Policies
Basis of presentation and going concern - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through September 30, 2017, the Company has incurred accumulated losses of $116,012,364 and as of September 30, 2017, the Company had $6,005,298 of cash and a working capital deficit of $582,967. The Company believes that it will not have enough cash resources to fund the business for the next 12 months. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
In June 2017, the Company announced that it had determined it was unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, the Company suspended further patient randomization in the ICT-107 trial while it continues to seek a collaborative arrangement or acquisition of its ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 has reduced the amount of cash used in the Company's operations.
In July 2017, the Company completed a financing that provided funds that are expected to be sufficient to wind down the phase 3 trial of ICT-107. The Company plans to improve its future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through the receipt of grants and awards. Additionally, the Company continues to evaluate its strategic alternatives, which may include a potential merger, consolidation, reorganization or other business combination, as well as the sale of the Company or the Company's assets.
Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The condensed consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Company had $466,601 and $3,462,617, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
Supplies for clinical trials - Supplies are stated at the lower of cost or market, with cost determined by the first-in, first-out basis and consist of items that will be used in the Company’s ongoing clinical trials.  With the suspension of the phase 3 trial of ICT-107, the Company determined that the remaining supplies should be expensed. Accordingly, for the nine month period ended September 30, 2017, the Company recorded a charge to expense of $2,349,404, which is included in research and development expenses. The Company did not record any reserve for obsolescence during the three and nine month periods ended September 30, 2016.
Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets. Computers and computer equipment are depreciated over three years. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. Repairs and maintenance costs are expensed as incurred.
Research and Development Costs – Research and development expenses consist of costs incurred for direct research and development and are expensed as incurred.

Stock Based Compensation – The Company records the cost for all share-based payment transactions in the Company’s condensed consolidated financial statements. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of the Company’s stock options, volatility of the Company’s stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate. In connection with performance-based programs, the Company makes assumptions principally related to the number of awards that are expected to vest after assessing the probability that certain performance criteria will be met.
Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model. The Company did not issue any stock-based compensation during the nine months ended September 30, 2017.
Fair value was estimated at the date of grant using the following weighted average grant date assumptions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk-free interest rate	—%	1.3%
Expected dividend yield	None	None
Expected life	0.0 years	6.0 years
Expected volatility	—%	82.7%
Expected forfeitures	—%	—%
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
When options are exercised, our policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of September 30, 2017, the Company had 3,121,042 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of September 30, 2017 and December 31, 2016, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of September 30, 2017, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2011 for the state and December 31, 2012 for the federal taxing authority.
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
Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. Previously, the Company estimated the fair value of warrant derivative liability using the Binomial Lattice option valuation model for warrants that are not publicly traded. The Company determined the fair value of the warrant derivative liability of its publicly traded warrants based upon the last trading price as of the balance sheet date. Effective July 1, 2017, the Company early adopted ASU No. 2017-11, which specifies that financial instruments with down round protection should be accounted for as equity rather than as derivatives. Accordingly, the Company reclassified its derivatives warrants from liabilities to equity.
Fair value for financial reporting is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company utilizes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:
Level 1—quoted prices in active markets for identical assets or liabilities
Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3—inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Warrant liabilities represented the only financial assets or liabilities recorded at fair value by the Company. The fair value of warrant liabilities was based on Level 1 or Level 3 inputs.
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
Use of Estimates – The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions about the future outcome of current transactions, which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these condensed consolidated financial statements.
Warrant Liability - The fair value of the Company's derivative warrants that are not traded on the NYSE American was previously estimated using the Binomial Lattice option valuation model.  The use of the Binomial Lattice option valuation model requires estimates including the volatility of the Company’s stock, risk-free rates over the expected term of warrants and early exercise of the warrants. The Company determined the warrant derivative liability of its publicly traded warrants based upon the last trading price as of the balance sheet date. As described below, the Company adopted ASU No. 2017-11 effective July 1, 2017, and reclassified its warrant derivatives from liabilities to equity.
Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 1,712,687 shares and 1,917,224 shares at September 30, 2017 and 2016, respectively.
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
In May 2017, the FASB issued ASU No. 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity is required to apply modification accounting unless, 1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, finance condition or liquidity.
In July 2017, the FASB issued ASU No. 2017-11, which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU No. 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU No. 2017-11 requires entities to recognize the effect of the down round feature when calculating earnings per share. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. ASU No. 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU No. 2017-11 in an interim period, adjustments should be reflected as of the beginning of the interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU No. 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting. The Company has elected to adopt ASU No. 2017-11 effective July 1, 2017 retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017. (See Note 6).
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Property and Equipment
Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Computers	$16,907	$70,960
Research equipment	305,066	305,066
	321,973	376,026
Accumulated depreciation	(262,313)	(266,203)
	$59,660	$109,823
Depreciation expense was $13,941 and $17,256 for the three months ended September 30, 2017 and 2016, respectively.  Additionally, depreciation expense was $47,131 and $58,219 for the nine months ended September 30, 2017 and 2016, respectively.
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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.0 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. During the nine months ended September 30, 2016, the Company incurred $100,000 of licensing fees to Cedars-Sinai. No licensing fees were incurred during the nine months ended September 30, 2017.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014 at an incremental cost of $126,237.  During the nine months ended September 30, 2017 and 2016, Cedars-Sinai did not perform any research activities on behalf of the Company.
5. Commitments and Contingencies

Legal Proceedings

On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. On July

21, 2017, the court appointed lead plaintiffs in the matter. On August 24, 2017, lead plaintiffs filed Consolidated First Amended Complaint. On September 26, 2017, the court granted the parties’ stipulation to allow lead plaintiffs to file a Consolidated Second Amended Complaint (the “SAC”). The SAC asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and May 30, 2014. The SAC alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. Lead plaintiffs seek an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company’s motion to dismiss the SAC is due on November 10, 2017. The Company intends to vigorously defend against the claims. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

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
Sponsored Research Agreements
Novella Clinical LLC
On June 30, 2015, the Company entered into a Master Clinical Research Services Agreement with Novella Clinical LLC (Novella Clinical) to conduct the phase 3 registration trial of ICT-107.  Novella Clinical is a full-service, global clinical research organization providing clinical trial services to small and mid-sized oncology companies.  Novella Clinical was engaged to supervise the trial in the United States, Europe and Canada and recruit 542 patients with newly diagnosed glioblastoma.  As described above, the Company suspended the trial in June 2017, and applied deposits of $1,740,937 against the final amounts owed to Novella Clinical. As of September 30, 2017, the Company has a remaining obligation to Novella Clinical of $451,447, which in included in accounts payable.
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
Pursuant to the License Agreement, the Company agreed to pay an upfront licensing fee in the low hundreds of thousands of dollars, payable half in cash and half in shares of its common stock in two tranches, within 30 days of the effective date of the License Agreement and upon issuance of the first U.S. patent covering the subject technology. Annual minimum royalties or maintenance fees increase over time and range from low tens of thousands to low hundreds of thousands of dollars. In addition, the Company has agreed to pay milestone license fees upon completion of specified milestones, totaling single digit millions of dollars if all milestones are met.  Royalties based on a low single digit percentage of net sales are also due on direct sales, while third party sublicensing payments will be shared at a low double-digit percentage.

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
Pursuant to the License Agreement, the Company agreed to pay a one-time license fee, a minimum annual royalty based on a low single digit percentage of net revenues and an annual maintenance fee in the low tens of thousands of dollars.  In addition, the Company has agreed to make certain milestone payments upon completion of specified milestones.
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
In connection with the June 2017 suspension of the Phase 3 trial of ICT-107, the Company unilaterally terminated the agreement. Pursuant to the terms of the agreement, the Company was required to provide 90 days written notice to PharmaCell. As a result, the Company is obligated to make future payments to Pharmacell of $1,954,409, of which $477,007 is included in accounts payable and $1,477,402 is included in accrued liabilities as of September 30, 2017.
PCT, LLC
On June 11, 2015, the Company entered into an agreement with PCT Cell Therapy Services, LLC (PCT). Pursuant to the terms of the agreement, PCT provided current good manufacturing practice (cGMP) services for the Phase 3 manufacture of ICT-107 and Phase 1 manufacture of ICT-121.
In connection with the June 2017 termination of the Phase 3 trial of ICT-107, the Company unilaterally terminated the agreement. Pursuant to the terms of the agreement, the Company was required to provide 120 days written notice to PCT. As a result, the Company is obligated to make future payments to PCT of $1,769,854, of which $509,946 is included in accounts payable and $1,259,908 is included other current liabilities as of September 30, 2017.

Employment Agreements

The Company has employment agreements with its remaining management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $830,000 and the potential bonus is approximately $250,000.  During the nine months ended September 30, 2017, the Company did not issue any stock options or restricted stock units.
Operating Lease
The Company entered into a lease for office space effective June 15, 2013 and continuing through August 31, 2016 at an initial monthly rental of $8,063. During 2016, the Company extended this lease through August 31, 2017, at a monthly rental of $8,554. The Company did not renew its lease at August 31, 2017. Rent expense was approximately $63,000 and $81,000 for the nine months ended September 30, 2017 and 2016, respectively.

6. Shareholders’ Equity
Underwritten Public Offerings
July 2017 Financing
In July 2017, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company sold 5,000 shares of Series B 8% Mandatorily Convertible Preferred Stock (the "Preferred Stock") and related warrants (the “Warrants”) to purchase up to 9,000 shares of Preferred Stock for net proceeds of approximately $4.0 million excluding proceeds from the exercise of the Warrants. In addition to the 8% cumulative dividend, each share of Preferred Stock includes an 8% original issue discount such that the public offering price of each share of Preferred Stock was $1,000, compared to a stated value of $1,080. The Preferred Stock is convertible into common stock by dividing the stated value by the conversion price. The conversion price equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price described in (ii) is subject to a floor of $0.35, except in the event of anti-dilution adjustments.
The Warrants consist of three tranches with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total) before underwriting discounts and commissions. Upon exercise, the Warrant holders receive shares of Preferred Stock that are convertible into common stock on the same terms described above.
Through September 30, 2017, holders of Preferred Stock converted 4,898 shares of the Preferred Stock into 13,590,648 shares of the Company’s common stock. Additionally, investors exercised Warrants for the issuance of 2,148.18 shares of Preferred Stock and simultaneously converted those shares into 6,628,699 shares of common stock. The Company received gross proceeds of $2,148,180 from the exercise of the Warrants. See Note 10 for information on warrant exercises after September 30, 2017.
The Company assessed the warrants as meeting the criteria for equity classification and allocated the proceeds based on the relative fair values of the base instruments (the Series B preferred stock and the warrants). The Company obtained a valuation of the Preferred Stock and associated warrants. Based upon that valuation, the Company allocated the net proceeds between the Preferred Stock and Warrants of approximately $3.5 million and $500,000, respectively.
In addition, the Company evaluated the conversion feature of the Preferred Stock to assess whether it met the definition of a beneficial conversion feature (“BCF”). Assuming all 5,000 shares of Preferred Stock will convert into common stock at the $0.35 floor price, and taking the 8% original issue discount into consideration, the Company will issue 15,428,571 shares of common stock, which provides an effective conversion price of $0.28 for accounting purposes. As the fair value of a share of common stock of $0.38 exceeded the effective conversion price of $0.28 at the issuance date, the Preferred Stock contained a BCF. The intrinsic value of the BCF of $1,548,544 was recorded as a discount to the Preferred Stock and a credit to additional paid in capital. The BCF was immediately recorded as a dividend. To the extent that warrant holders exercise their warrants and the conversion price of the Preferred Stock is less than the market price of the stock on the date of exercise, the Company recognizes a BCF. For warrant exercises between the initial closing and September 30, 2017, the Company recognized an additional BCF of $28,442. The total BCF recognized during the three months ended September 30, 2017 was $1,576,986.
The Company also recognized a dividend related to the 8% original issue discount as the investors are entitled to received $5,400,000 in common stock, which exceeded their $5,000,000 investment. Accordingly, the Company recognized a $400,000 dividend at closing. Additionally, as Warrants are exercised and shares of Preferred Stock are issued the investors benefit from the 8% original issue discount and the Company records a dividend to reflect the original issue discount. For warrant exercises and related conversions of preferred stock between the initial closing and September 30, 2017, the Company recognized an additional dividend of $171,854. The total original issue discount recognized during the three months ended September 30, 2017 was $571,854.
August 2016 Financing
In August 2016, the Company entered into an underwriting agreement with Maxim Group LLC, pursuant to which the Company received net proceeds of approximately $6.6 million (after deducting the underwriting discount and offering expenses) from the initial sale of 863,750 shares of the Company’s common stock, base warrants to purchase 881,250 shares of common stock at an exercise price of $7.68 per share, and pre-funded warrants to purchase 311,250 shares of common stock at an exercise price of $0.40 per share. The underwriters partially exercised their option to purchase additional shares and warrants and purchased an additional 37,500 shares of the Company’s common stock at a price of $6.00 per share and warrants to purchase 111,965 shares of common stock at an exercise price of $0.40 per warrant. The pre-funded warrants have a term of ten years, and the base warrants have a term of five years from the date of issuance. They also provide for a weighted average adjustment to the exercise price if the Company issues, or is deemed to issue, additional shares of common stock at a price per share less than the then effective price of the warrants, subject to certain exceptions (see “Warrant Liability” below). Due to the potential variability of their exercise price, these warrants do not qualify for equity treatment, and therefore are recognized as a liability. The pre-funded warrants were substantially paid for at the time of the offering and have an exercise price of $0.40 per share. These warrants qualify for equity treatment. Through December 31, 2016, 208,750 pre-funded warrants were exercised and resulted in proceeds to the Company of $83,500. During the nine months ended September 30, 2017, the remaining 102,500 pre-funded warrants were exercised and resulted in proceeds to the Company of $41,000.
Controlled Equity Offering
On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. During the nine months ended September 30, 2016, the Company sold 77,141 shares of common stock that resulted in net proceeds of $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. The Company did not sell any shares of common stock during the nine months ended September 30, 2017. As of September 30, 2017, the Company had $14.3 million available to be sold under the Sales Agreement. The Company's ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion it received from our auditors.
Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 150,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to 300,000 shares. Options to purchase 98,895 common shares have been granted under the Plan and are outstanding as of September 30, 2017. Additionally, 6,500 shares of restricted common stock have been granted to management and 1,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.
On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 250,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan was approved by the Company's stockholders at its 2016 Annual Meeting of Stockholders. During the nine months ended September 30, 2017, no equity compensation was granted by the Company. As of September 30, 2017, options to purchase 43,189 common stock shares have been granted and are outstanding under the plan.
The following table summarizes stock option activity for the Company during the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2016	162,665	$43.11	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(20,581)	$108.42	—	—
Outstanding September 30, 2017	142,084	$44.11	5.81	$—

Vested at September 30, 2017	116,624	$48.51	5.51	$—
As of September 30, 2017, the total unrecognized compensation cost related to unvested stock options amounted to $244,046, which will be recognized over the weighted average remaining requisite service period of approximately 11 months.
 On March 11, 2016, the Company issued an aggregate of 7,862 restricted stock units to certain officers and employees.  The restricted stock units are outstanding as of September 30, 2017 and are subject to cliff vesting on March 10, 2018.  For accounting purposes, these shares were valued at $13.20, which was the stock price on the date of grant, and will be expensed over the service period of two years from the date of grant. As of September 30, 2017, 3,937 restricted stock units are unvested.
Warrants
In July 2017, the FASB issued ASU No. 2017-11, which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU No. 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU No. 2017-11 requires entities to recognize the effect of the down round feature when calculating earnings per share. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. ASU No. 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU No. 2017-11 in an interim period, adjustments should be reflected as of the beginning of the interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU No. 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting. The Company has elected to adopt ASU No. 2017-11 effective July 1, 2017 retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017. The January 1, 2017 cumulative-effect adjustment to the Company’s financial position is as follows:

	As Reported	Cumulative Effect Adjustment	Adjusted
Derivative Liability	$573,560	$(573,560)	$—
Additional Paid in Capital	$102,354,844	$6,481,770	$108,836,614
Accumulated Deficit	$(96,223,442)	$(5,908,210)	$(102,131,652)
In connection with the January 2012 underwritten public offering, the Company issued to the investors warrants to purchase 118,618 shares of the Company’s common stock at $56.40 per share. The warrants had a five-year term from the date of issuance. In January 2017, the remaining 35,454 warrants expired.
In connection with the October 2012 underwritten public offering, the Company issued to the investors warrants to purchase 112,500 shares of the Company’s common stock at $106.00 per share. The warrants have a five-year term from the date of issuance. As of September 30, 2017, warrants to purchase 111,119 shares of the Company’s common stock remain outstanding relating to this public offering. Subsequent to September 30, 2017, these warrants expired (Note 10).

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
In connection with the February 2011 common stock private placement, the Company issued warrants to purchase 70,467 shares of the Company’s common stock at $90.00 per share. The warrants had a term of five years and contained a provision whereby the warrant exercise price would be decreased in the event that certain future common stock issuances are made at a price less than $62.00. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. As a result of the January 2012, October 2012, and February 2015 financings and shares sold through the Company's Controlled Equity Offering, the exercise price of the warrants was adjusted to $57.60 and the number of warrants was proportionately increased to 91,670 net of exercises.  On February 24, 2016, the remaining warrants to purchase 91,670 shares of the Company's common stock expired.
In connection with the February 2015 underwritten public offering, the Company issued warrants to purchase 466,369 shares of the Company’s common stock at $26.40 per share.  The warrants have a term of five years and contain a provision whereby the warrant exercise price will be decreased in the event that certain future common stock issuances are made at a price less than $26.40. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability.  During 2016, the exercise price of these warrants was adjusted to $20.00 to reflect the shares sold under the Company's controlled equity offering and the August 2016 public offering. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53% and (iv) expected term of 5 years.  Based upon these calculations, the Company calculated the initial valuation of the warrants to be $4,197,375.  For the three and nine months ended September 30, 2016, the Company revalued these warrants using the binomial lattice simulation model and recorded a credit to other income of $820,447 and $1,747,118, respectively. As of the July 1, 2017 adoption of ASU No. 2017-11, the Company reclassified the remaining warrant liability of $7,302 to additional paid in capital. As a result of the July 2017 financing, the exercise price of these warrants was adjusted to $10.55 and the Company recorded a dividend of $6,984. As of September 30, 2017, warrants to purchase 466,369 shares of the Company's common stock remain outstanding.
In connection with the August 2016 underwritten public offering, the Company issued warrants to purchase 993,115 shares of common stock with an initial exercise price of $7.68 per share. The warrants have a term five years and contain a provision whereby the warrant exercise price would be proportionately decreased in the event that future common stock issuances are made at a price less than $7.68 per share. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. These warrants are traded on the NYSE American (symbol IMUC.WS). The Company initially valued these warrants using the closing price on August 12, 2016 of $2.30, which was the first day the warrants were traded on the NYSE American. Accordingly, the Company allocated $2,284,395 of the total proceeds from the August 2016 offering to the base warrants. As of the July 1, 2017 adoption of ASU No. 2017-11, the Company reclassified the remaining warrant liability of $20,560 to additional paid in capital. As a result of the July 2017 financing, the exercise price of these warrants was adjusted to $4.15 and the Company recorded a dividend of $16,327. As of September 30, 2017, warrants to purchase 993,115 shares of the Company's common stock remain outstanding.
In connection with the July 2017 underwritten public offering, the Company issued three tranches of warrants with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total). Upon exercise, the Warrant holders receive shares of Preferred Stock that are subject to the 8% original issue discount. The Preferred Stock is convertible into common stock using a conversion price equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price described in (ii) is subject to a floor of $0.35, except in the event of anti-dilution adjustments.
The warrant exercises through September 30, 2017, are summarized below:

	Granted	Exercised	Remaining
Series 1 warrants	$3,000,000	$1,589,000	$1,411,000
Series 2 warrants	3,000,000	475,580	2,524,420
Series 3 warrants	3,000,000	83,600	2,916,400
Totals	$9,000,000	$2,148,180	$6,851,820
The following reconciliation of the beginning and ending balances for all warrant liabilities measured at fair market value on a recurring basis during the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Balance – January 1	$573,560	$1,958,775
Issuance of warrants and effect of repricing	—	2,427,183
Exercise of warrants	—	—
(Gain) or loss included in earnings	—	(2,045,082)
Cumulative effect of adoption of ASU No. 2017-11	$(573,560)	$—
Balance – September 30	$—	$2,340,876
      During the nine months ended September 30, 2016, the Company recorded a charge to financing expense of $142,788 to reflect the repricing of previously issued warrants. As a result of the adoption of ASU No. 2017-11 the Company did not incur a financing expense during the nine months ended September 30, 2017 as a result of the July 2017 financing, but did record a dividend in the amount of $23,311 associated with the repricing of the February 2015 and August 2016 warrants.
7.  California Institute of Regenerative Medicine Award
On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June

20, 2017, at the aforementioned rates.  During the three and nine months ended September 30, 2017, the Company accrued interest of $0 and $882,683 respectively. For the three and nine months ended September 30, 2016, the Company recorded accrued interest of $342,323 and $889,146, respectively. As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the nine months ended September 30, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. As of September 30, 2017, the Company had $108,984 of unused CIRM funds. The Company is required to return these funds to CIRM.
8. 401(k) Profit Sharing Plan
During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the nine months ended September 30, 2017 or September 30, 2016.
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
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2017	September 30, 2016
Income tax benefit at the federal statutory rate	(34)%	(34)%
State income tax benefit, net of federal tax benefit	(6)%	(6)%
Change in fair value of warrant liability	—%	7%
Statutory rate differential attributable to foreign operations	19%	—%
Change in valuation allowance for deferred tax assets	21%	33%
Total	—%	—%
Deferred taxes consisted of the following:

	September 30, 2017	December 31, 2016
Net operating loss carryforwards	30,012,377	27,267,545
Stock-based compensation	3,267,926	3,090,903
Less valuation allowance	(33,280,303)	(30,358,448)
Net deferred tax asset	$—	$—
The valuation allowance increased by $2,921,855 and $5,349,725 during the nine months ended September 30, 2017 and 2016, respectively.
As of December 31, 2016, the Company had federal and California income tax net operating loss carry forwards of approximately $68.2 million, and as of September 30, 2017, management has estimated federal and California income tax net operating loss carry forwards of approximately $75.0 million. These net operating losses will begin to expire in taxable years 2027 through 2036 and 2017 through 2036, respectively, unless previously utilized.
Section 382 of the Internal Revenue Code can limit the amount of net operating losses, which may be utilized if certain changes to a company’s ownership occur. Management previously estimated that the Company has not incurred any limitations on its ability to utilize its net operating losses under Section 382 of the Internal Revenue Code as a result of its February 2015 and August 2016 financings. In light of the July 2017 financing and the subsequent shares of common stock issued as a result of the exercise of warrants and conversion of the preferred shares, the Company has not undertaken an analysis of possible Section 382 limitations as of September 30, 2017. Management will undertake a Section 382 analysis after the end of the year to determine compliance as of December 31, 2017.
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
10. Subsequent Events
Warrant Expiration
On October 22, 2017, warrants to purchase 111,119 shares of the Company's common stock issued in connection with the October 2012 common stock private placement expired unexercised.
Warrant Exercises
Subsequent to September 30, 2017, warrants issued in conjunction with the July 2017 underwritten public offering were exercised for $3,648,200, resulting in the issuance of 3,648.2 shares of convertible preferred stock. Additionally, 3,588.2 shares of convertible preferred stock were converted into 11,072,122 shares of common stock.
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
Overview
ImmunoCellular Therapeutics, Ltd. and its subsidiaries (the Company) is a biotechnology company that is seeking to develop and commercialize new therapeutics to fight cancer using the immune system. We are primarily engaged in the acquisition of certain intellectual property, together with development of our product candidates and the recent clinical testing for its immunotherapy product candidates, and have not generated any recurring revenues.
In June 2017, we announced that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107, our patient-specific, dendritic cell-based immunotherapy for patients with newly diagnosed glioblastoma, which was previously our lead product candidate. As a result, we suspended the trial while we continue to seek a collaborative arrangement or acquisition of our ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 has reduced the amount of cash used in operations.
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
The Company has incurred operating losses and, as of September 30, 2017, the Company had an accumulated deficit of $116,012,364. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Research and Development Costs
Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the nine months ended September 30, 2017 and 2016, we recorded an expense of $17,802,980 and $13,734,693, respectively, related to research and development activities.
Stock-Based Compensation
Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate. In connection with our performance-based programs, we make assumptions principally related to the number of awards that are expected to vest after assessing the probability that certain performance criteria will be met.
Income Taxes
The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns for the years ended December 31, 2013 through 2016, remain open for possible review.
California Institute of Regenerative Medicine
On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  During the three and nine months ended September 30, 2017, the Company accrued interest of $0 and $882,683 respectively. For the three and nine months ended September 30, 2016, the Company recorded accrued interest of $342,323 and $889,146, respectively. As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the nine months ended September 30, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. As of September 30, 2017, the Company had $108,984 of unused CIRM funds. The Company is required to return these funds to CIRM.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of our warrant liability that is not listed on the NYSE American was estimated using the Binomial Lattice option valuation model for periods prior to July 1, 2017.

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

Warrants with down round price protection

In July 2017, the FASB issued ASU No. 2017-11, which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU No. 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU No. 2017-11 requires entities to recognize the effect of the down round feature when calculating earnings per share. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. ASU No. 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU No. 2017-11 in an interim period, adjustments should be reflected as of the beginning of the interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU No. 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting. The Company has elected to adopt ASU No. 2017-11 effective July 1, 2017 retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017.
Results of Operations
Three months ended September 30, 2017 and 2016
Net Loss
We incurred a net loss of $3,900,879 and $4,797,825 for the three months ended September 30, 2017 and 2016, respectively.
Revenues
We did not have any revenue during the three months ended September 30, 2017 and 2016 and we do not expect to have any revenue in 2017.
Expenses
Research and development expenses for the three months ended September 30, 2017 were $2,763,659 compared to $4,563,896 in the same period in 2016.  In June 2017, we suspended the phase 3 trial of ICT-107 and during the quarter ended September 30, 2017, our trial related expenses were limited to costs associated with winding down the trial. During the same quarter ended September 30, 2016, we incurred expenses associated with patient enrollment and screening in North America and site selection expenses in Europe. Additionally, during the quarter ended September 30, 2017, we incurred less expenses for our ICT-121 trial that ended during the first quarter in 2017. We continue to incur expenses related to our Stem-to-T-cell immunotherapies. However, given the early nature of this project, these expenses are significantly less than the amounts incurred related to our clinical trials. Our ICT-140 program remains on hold until we find a partner for this program. We anticipate that our research and development expenses will be significantly reduced in future periods with the suspension of the phase 3 ICT-107 and reductions made in our clinical staff during the most recent quarter.

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $1,137,329 and $908,380, respectively.  The increase was primarily due to additional legal expenses related to certain litigation. This increase was partially offset by reductions compensation expense, the number of members of our Board of Directors and board compensation and the downsizing of our corporate offices.
Nine months ended September 30, 2017 and 2016
Net Loss
We incurred a net loss of $13,880,712 and $15,760,741 for the nine months ended September 30, 2017 and 2016, respectively.
Revenues
We did not have any revenue during the nine months ended September 30, 2017 and 2016 and we do not expect to have any revenue in 2017.
Expenses
Research and development expenses for the nine months ended September 30, 2017 and June 30, 2016 were $17,802,980 and $13,734,693, respectively. During the nine months ended September 30, 2017, we incurred additional expenses related to the Phase 3 trial of ICT-107. During the second half of 2016, we expanded the number of North America sites participating in the trial and began patient screening. As a result, during the nine months ended September 30, 2017, we incurred more patient related expenses compared to the same period in the prior year. We suspended the ICT-107 trial in June 2017 after determining that we were unable to obtain sufficient financing to continue. As a result, we wrote off our remaining supply inventories of approximately $2.6 million as we determined there were no alternative uses and the salvage value was estimated to be zero. We also expensed certain contractual obligation costs to wind down the trial. These costs include approximately $1.8 million to our manufacturing vendors and $80,000 to our contract research organization. We also incurred additional expenses related to our Stem-to-T cell immunotherapies. These increases were offset by significant reductions in expenses related to the wind down of the ICT-107 Phase 2 and ICT-121 trials. Our ICT-140 program remains on hold until we find a partner for this program. We anticipate that our research and development expenses will be significantly reduced in future periods with the suspension of the phase 3 ICT-107 trial and the wind down of the ICT-121 trial. We continue to pursue our Stem-to-T-cell immunotherapies.
General and administrative expenses for the six months ended September 30, 2017 and 2016 were $2,918,773 and $3,058,027, respectively. This decrease was primarily due to reductions in compensation expense, the number of members of our Board of Directors and board compensation and the downsizing of our corporate offices. The decrease was partially offset by additional legal expenses related to certain litigation.
During the nine months ended September 30, 2017, the Company recorded a credit of $7,719,440 to account for derecognition of the CIRM award liability. This amount represents $5,391,016 of funds advanced by CIRM to the Company and spent on the ICT-107 trial and the reversal of $2,219,440 of accrued interest. As of September 30, 2017, the Company had $108,984 of unused CIRM funds. The Company is required to return these funds to CIRM.
Liquidity and Capital Resources
As a result of the suspension of our phase 3 trial of ICT-107, the winding down of ICT-121, reductions in operating expenses associated with the reduction in personnel, board structure and compensation and occupancy, we expect our cash used in operations to decrease in future periods. However, as of September 30, 2017, we had working capital deficit of $582,967, compared to working capital of $10,175,846 as of December 31, 2016 and we expect that we will not have enough cash resources to fund the business for the next 12 months. The proceeds from the July 2017 financing will provide us with enough capital to wind down the phase 3 ICT-107 trial. We previously suspended payments to certain vendors in an effort to conserve our remaining cash. Currently, we are attempting to work out payment programs that involve discounts and delayed payments. As a result, our accounts payable and accrued expense balances increased in relation to prior periods, and were $6,863,956 as of September 30, 2017 compared to $6,005,298 of cash and cash equivalents. In order to adequately fund the Company's remaining Stem-to-T cell program, we will need additional capital resources, either from the exercise of existing warrants, new sources of capital, or a combination, none of which can be assured.

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

In July 2017, we entered into an underwriting agreement with Maxim Group, LLC, pursuant to which we sold 5,000 shares of Series B 8% Mandatorily Convertible Preferred Stock (the Preferred Stock) and related warrants (the “Warrants”) to purchase up to 9,000 shares of Preferred Stock for net proceeds of approximately $4.0 million excluding proceeds from the exercise of the Warrants. In addition to the 8% cumulative dividend, each share of Preferred Stock includes an 8% original issue discount such that upon conversion into common stock, the face amount of the preferred stock is increased by 8%. The Preferred Stock is convertible into common stock using a conversion price equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price described in (ii) is subject to a floor of $0.35, except in the event of anti-dilution adjustments.

The Warrants consist of three tranches with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total), before underwrting discounts and commissions. Upon exercise, the Warrant holders receive shares of Preferred Stock that are convertible into common stock on the same terms as discussed above.

Through September 30, 2017, holders of Preferred Stock converted 4,898 shares of the Preferred Stock into 13,590,648 shares of the Company’s Common Stock. Additionally, investors exercised Warrants for the issuance of 2,148.18 shares of Preferred Stock and simultaneously converted those shares into 6,628,699 shares of common stock. The Company received gross proceeds of $2,148,180 from the exercise of the Warrants. Subsequent to September 30, 2017, investors exercised warrants for the issuance of 3,648.2 shares of Preferred Stock and simultaneously converted 3,588.2 shares of preferred stock into 11,072,122 shares of common stock. The Company received gross proceeds from the warrant exercises of $3,648,200. Warrants to purchase 3,203.6 shares of Preferred Stock remain outstanding.

On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  During the three and nine months ended September 30, 2017, the Company accrued interest of $0 and $882,683 respectively. For the three and nine months ended September 30, 2016, the Company recorded accrued interest of $342,323 and $889,146, respectively. As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the nine months ended September 30, 2017, the Company recognized a gain of $7,719,440 as derecgonition of the CIRM award liability including accrued interest. As of September 30, 2017, the Company had $108,984 of unused CIRM funds. The Company is required to return these funds to CIRM.
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
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE American, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE American approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) the Company may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75.0 million. During the year ended December 31, 2016, the Company sold 77,141 shares of our common stock under the Sales Agreement that resulted in net proceeds to the Company of approximately $691,187, of which $48,977 represented the recovery of deferred offering costs that had been incurred as of December 31, 2015. During the nine months ended September 30, 2017, we did not sell any shares of our common stock under the Sales Agreement. As of September 30, 2017, the Company had approximately $14.3 million available to be sold under the Sales Agreement. Our ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion we received from our auditors.
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
As of September 30, 2017, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.
As a result of the suspension of phase 3 ICT-107 trial, wind down of our ICT-121 trial and other expense reductions, we expect to reduce our future cash used in operations.
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

Cash Flows
We used $11,742,903 of cash in our operations for the nine months ended September 30, 2017, compared to $16,123,449 for the nine months ended September 30, 2016. During the first half of 2017, we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and began treating patients. In June 2017, after determining that we were unable to finance the trial, we suspended the trial and incurred expenses to wind down the trial. We also incurred additional expenses related to our Stem-to-T-cell immunotherapies. These increases were partially offset by reductions in expenses related to the wind down of the ICT-107 Phase 2 and ICT-121 trials. Our ICT-140 program remains on hold until we find a partner for this program. With the termination of our phase 3 trial of ICT-107, we expect our future cash needs will decrease. We previously suspended payments to certain vendors in an effort to conserve our remaining cash. Currently, we are attempting to work out payment programs that involve discounts and delayed payments. As a result, our accounts payable and accrued expense balances increased in relation to prior periods.
During the nine months ended September 30, 2017, we incurred $3,721,776 of non-cash expenses consisting of $47,131 of depreciation and $442,558 of stock based compensation and $2,349,404 write-off of our supplies and $882,683 of accrued interest on the CIRM award. We also recorded a non-cash credit of $7,719,440 for the derecognition of the CIRM award liability. During the nine months ended September 30, 2016, we incurred $1,849,577 of non-cash expenses consisting of $889,146 of accrued interest on the CIRM award, $58,129 of depreciation, $142,788 of financing expenses and $759,424 of stock based compensation. We also recorded a non-cash credit of $2,045,082 related to the revaluation of our warrant derivatives.
During the nine months ended September 30, 2017, we completed the aforementioned underwritten public offering and we received initial net proceeds of $4,120,577 from the sale of 5,000 shares of convertible preferred stock and warrants to acquire up to $9 million of additional convertible preferred stock. Prior to September 30, 2017, we received $2,189,180 of net proceeds from the exercise of warrants issued as part of the July 2017 and August 2016 financings. Subsequent to September 30, 2017, we received $3,648,200 in gross proceeds from the exercise of warrants from the July 2017 financing.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. On July 21, 2017, the court appointed lead plaintiffs in the matter. On August 24, 2017, lead plaintiffs filed Consolidated First Amended Complaint. On September 26, 2017, the court granted the parties’ stipulation to allow lead plaintiffs to file a Consolidated Second Amended Complaint (the “SAC”). The SAC asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and May 30, 2014. The SAC alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. Lead plaintiffs seek an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company’s motion to dismiss the SAC is due on November 10, 2017. The Company intends to vigorously defend against the claims. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

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
With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. As of September 30, 2017, we had an accumulated deficit of $116,012,364. We do not have any products that generate revenue from commercial product sales. Our operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present product candidates or future product candidates that we may develop and maintain our operations. There can be no assurances that capital will be available to us when and if we require additional capital on terms that are acceptable to us or favorable to our existing stockholders, or at all.
Our financial condition has adversely affected our ability to pay our vendors on a timely basis. Our inability to pay vendors within normal trade payment terms could adversely impact our operations and result in future litigation.
As of September 30, 2017, we had working capital deficit of $582,967. We previously suspended payments to certain vendors in an effort to conserve our remaining cash. Currently, we are attempting to work out payment programs that involve discounts and delayed payments.  As a result, our accounts payable and accrued expense balances increased in relation to prior periods, and were $6,863,956 as of September 30, 2017, compared to $6,005,298 of cash and cash equivalents. If we do not meet our payment obligations, it could impair our ability to obtain services or financing in the future. Until such vendors are paid, no assurances can be given that required services needed to support our operations will continue to be provided. In addition, vendors may choose to bring legal action against us to recover amounts they deem due and owing. While we may dispute certain of these claims, should a creditor prevail, we may be required to pay all amounts due to the creditor.
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
As of September 30, 2017, we had approximately $14.3 million available for offer and sale pursuant to our Sales Agreement with Cantor Fitzgerald & Co., as agent. Sales under our Sales Agreement are registered on a registration statement on Form S-3. Pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using our Sales Agreement. Other than our Sales Agreement and our award from CIRM, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.
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
As of September 30, 2017, we had working capital deficit of $582,697, compared to working capital of $10,175,846 as of December 31, 2016. The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. In June 2017, we announced that we had determined that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, we suspended further patient randomization in the ICT-107 trial while we continue to seek a collaborative arrangement or acquisition of our ICT-107 program. Even though the suspension of the phase 3 registration trial of ICT-107 is expected to reduce the amount of cash used in our operations, we do have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. If we cannot raise additional funds, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could damage our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders.
We are a pre-revenue stage company subject to all of the risks and uncertainties of a biotechnology business, including the risk that we may never successfully develop any products or generate revenues.
We are a pre-revenue stage company with research and development activity based on two products in clinical development, and we have determined that we will not develop ICT-107 further. We may be unable to successfully develop or market any of our current or proposed product candidates, those product candidates may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any recurring revenues to date, and we do not expect to generate any such revenues for a number of years.
We have only two full-time employees and two part-time employees, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

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
On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. On July 21, 2017, the court appointed lead plaintiffs in the matter. On August 24, 2017, lead plaintiffs filed Consolidated First Amended Complaint. On September 26, 2017, the court granted the parties’ stipulation to allow lead plaintiffs to file a Consolidated Second Amended Complaint (the “SAC”). The SAC asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and May 30, 2014. The complaint alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. Lead plaintiffs seek an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company’s motion to dismiss the SAC is due on November 10, 2017.
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
The market prices for our common stock and the securities of other development stage pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between January 1, 2016 and November 6, 2017, the stock price for our common stock has ranged from $0.25 to $15.03. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, pursuant to our Sales Agreement we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $15.1 million. As of September 30, 2017, we had approximately $14.3 million available for offer and sale pursuant to our ATM facility. Sales under our ATM facility are registered on a registration statement on Form S-3. Under applicable rules and regulations, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which would limit our ability to raise funds using our ATM facility. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.
We may lose our current NYSE American listing of our common stock and may not be eligible to list our common stock on other exchanges. If we are unable to maintain compliance with NYSE American continued listing standards and policies, the NYSE American may commence proceedings to delist our common stock, and in some cases, determine to suspend trading in our common stock immediately without an opportunity to propose a plan that could enable us to regain compliance, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock currently trades on the NYSE American under the symbol IMUC. If we fail to adhere to the NYSE American’s strict listing criteria, our stock may be delisted. For example, on June 23, 2017, we were notified by the NYSE American that the Company was not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide

(requiring stockholders’ equity of at least $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years). We have had a loss from operations and net loss in each of our five most recent fiscal years and we expect to incur a loss from operations and net loss for 2017. At March 31, 2017, our stockholders’ equity was $478,725, and at September 30, 2017, we had a stockholders’ deficit of $523,307. Accordingly, we have become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide, and must submitted a plan of compliance on July 24, 2017 and on September 8, 2017, the NYSE American accepted our plan of compliane. If we do not regain compliance with the standards by December 23, 2018 or if we do not make progress consistent with our plan of compliance, the NYSE American staff may commence delisting proceedings.
If our common stock is delisted from the NYSE American, it could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on the NYSE American.
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
As of September 30, 2017, we had 23,803,610 shares of common stock outstanding and another 23,075,348 shares of common stock issuable upon exercise of options or warrants and convertible preferred stock, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit No.	Description

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series B 8% Mandatorily Convertible Preferred Stock

4.1**	Form of Series 1 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

4.2***	Form of Series 2 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

4.3****	Form of Series 3 Warrant to Purchase Series B 8.0% Mandatorily Convertible Preferred Stock.

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed by us on July 13, 2017 as Exhibit 3.11 to our Registration Statement on Form S-1, File No. 333-215331 and incorporated herein by reference.

**	Previously filed by us on August 14, 2017 as Exhibit 4.1 to our Quarterly Report on Form 10-Q, File No. 001-35560 and incorporated herein by reference.

***	Previously filed by us on August 14, 2017 as Exhibit 4.2 to our Quarterly Report on Form 10-Q, File No. 001-35560 and incorporated herein by reference.

****	Previously filed by us on August 14, 2017 as Exhibit 4.3 to our Quarterly Report on Form 10-Q, File No. 001-35560 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2017		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Anthony Gringeri
	Name:	Anthony Gringeri, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)