Form 10-Q
period 2018-03-31
ImmunoCellular Therapeutics, Ltd.
filed 2018-05-14
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 41,928,256 shares of its common stock issued as of May 4, 2018.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,026,602	$6,629,870
Other assets	137,625	378,787
Total current assets	5,164,227	7,008,657
Property and equipment, net	462	568
Total assets	$5,164,689	$7,009,225
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,124,877	$1,774,626
Accrued compensation and benefits	153,330	290,516
Accrued liabilities	214,954	295,612
Total current liabilities	1,493,161	2,360,754
Commitments and contingencies (Note 5)
Shareholders’ equity (deficit):
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 2 shares outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 41,913,256 shares issued and outstanding as of March 31, 2018 and December 31, 2017	4,191	4,191
Additional paid-in capital	121,135,977	121,087,939
Accumulated deficit	(117,468,640)	(116,443,659)
Total shareholders’ equity (deficit)	3,671,528	4,648,471
Total liabilities and shareholders’ equity (deficit)	$5,164,689	$7,009,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Revenues	$—	$—
Expenses:
Research and development	290,616	4,685,720
General and administrative	734,581	793,178
Total expenses	1,025,197	5,478,898
Loss before other income (expense)
and taxes	(1,025,197)	(5,478,898)
Interest income	216	3,794
Interest expense	—	(452,659)
Loss before provision for income taxes	(1,024,981)	(5,927,763)
Provision for income taxes	—	—
Net loss	(1,024,981)	(5,927,763)

Net loss per share	$(0.02)	$(1.67)
Weighted average number of shares outstanding basic and diluted:	41,913,256	3,549,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2017	2	$—	41,913,256	$4,191	$121,087,939	$(116,443,659)	$4,648,471
Stock based compensation	—	—	—	—	48,038	—	48,038
Net loss	—	—	—	—	—	(1,024,981)	(1,024,981)
Balance at March 31, 2018	2	$—	41,913,256	$4,191	$121,135,977	$(117,468,640)	$3,671,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Cash flows from operating activities:
Net loss	$(1,024,981)	$(5,927,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106	16,595
Stock-based compensation	48,038	171,966
Accrued interest on CIRM award	—	452,659
Changes in assets and liabilities:
Other assets	241,162	297,297
Deposits	—	34,620
Supplies for clinical trials	—	55,281
Accounts payable	(649,749)	(518,434)
Accrued compensation and benefits	(137,186)	(875,762)
Accrued liabilities	(80,658)	223,184
Net cash used in operating activities	(1,603,268)	(6,070,357)
Cash flows from financing activities:
Deferred financing costs	—	(25,328)
Net cash used in financing activities	—	(25,328)
(Decrease) in cash and cash equivalents	(1,603,268)	(6,095,685)
Cash and cash equivalents, beginning of period	6,629,870	11,437,118
Cash and cash equivalents, end of period	$5,026,602	$5,341,433
Supplemental cash flows disclosures:
Interest expense paid	$—	$—
Income taxes paid	$—	$—
Supplemental non-cash disclosures:
Financing costs included in accounts payable	$—	$90,881
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
In June 2017, the Company announced that it had determined it was unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107, its patient-specific, dendritic cell-based immunotherapy for newly diagnosed glioblastoma, which was previously its lead product candidate. As a result, the Company suspended the trial while it continues to seek a collaborative arrangement or acquisition of its ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 has reduced the amount of cash used in the Company's operations.
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
The Company has incurred operating losses and, as of March 31, 2018, the Company had an accumulated deficit of $117,468,640. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 14, 2018.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2017. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2. Summary of Significant Accounting Policies
Basis of presentation and going concern - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through March 31, 2018, the Company has incurred accumulated losses of $117,468,640 and as of March 31, 2018, the Company had $5,026,602 of cash and working capital of $4,147,640. The Company believes that it will not have enough cash resources to fund the business for the next 12 months from the issuance of these financial statements. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the condensed consolidated financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
In July 2017, the Company completed a financing that provided funds to wind down the phase 3 trial of ICT-107 and support the Stem-to-T cell program. The Company plans to improve its future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through the receipt of grants and awards. Additionally, the Company continues to evaluate its strategic alternatives, which may include a potential merger, consolidation, reorganization or other business combination, as well as the sale of the Company or the Company's assets.
Principles of Consolidation - The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The condensed consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had $467,144 and $466,875, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets. Computers and computer equipment are depreciated over three years. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the non-discounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. Repairs and maintenance costs are expensed as incurred.
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
Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model. The Company did not issue any stock-based compensation during the three months ended March 31, 2018 or March 31, 2017.

When issuing stock options, the Company estimates the risk-free interest rate based upon the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that the Company's stock-based awards are expected to be outstanding and is determined based on projected holding periods for the remaining unexercised options. Consideration is given to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected volatility is based upon the historical volatility of the Company’s common stock. Forfeitures are accounted for when they occur.
The Company’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated and, ultimately, the expense that will be recognized over the life of the option.
When options are exercised, it is the Company's policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of March 31, 2018, the Company had 3,393,266 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of March 31, 2018 and December 31, 2017, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of March 31, 2018, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2014.
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
Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. Previously, the Company estimated the fair value of warrant derivative liability using the Binomial Lattice option valuation model for warrants that are not publicly traded. The Company determined the fair value of the warrant derivative liability of its publicly traded warrants based upon the last trading price as of the balance sheet date. Effective July 1, 2017, the Company adopted ASU No. 2017-11, which specifies that financial instruments with down round protection should be accounted for as equity rather than as derivatives. Accordingly, the Company reclassified its derivatives warrants from liabilities to equity.
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
Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 1,727,565 shares and 1,727,017 shares at March 31, 2018 and 2017, respectively.
Recently Issued Accounting Standards – In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize in the balance sheets, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (the lease asset). For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for fiscal years beginning after December 15, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.
In May 2017, the FASB issued ASU No. 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity is required to apply modification accounting unless, 1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for annual periods beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations, finance condition or liquidity.
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
3. Property and Equipment
Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Computers	$16,907	$16,907
Accumulated depreciation	(16,445)	(16,339)
	$462	$568
Depreciation expense was $106 and $16,595 for the three months ended March 31, 2018 and 2017, respectively.
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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.1 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. No licensing fees were incurred during the three months ended March 31, 2018 and March 31, 2017.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014.  During the three months ended March 31, 2018 and 2017, Cedars-Sinai did not perform any research activities on behalf of the Company.
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
Licensing Agreements
The Johns Hopkins University Licensing Agreement
On February 23, 2012, the Company entered into an Exclusive License Agreement with The Johns Hopkins University (JHU) under which it received an exclusive, worldwide license to JHU’s rights in and to certain intellectual property related to mesothelin-specific cancer immunotherapies. The Company is advancing a cancer immunotherapy program using JHU and other intellectual property according to commercially reasonable development timeline.  If successful and a product ultimately is registered, the Company will either sell the product directly or via a third-party partnership.
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

Employment Agreements

The Company has employment agreements with its remaining management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $920,000 and the potential bonus is approximately $280,000.  During the three months ended March 31, 2018, the Company did not issue any stock options or restricted stock units.
6. Shareholders’ Equity
Common Stock
July 2017 Financing
In July 2017, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company sold 5,000 shares of Series B 8% Mandatorily Convertible Preferred Stock (the "Preferred Stock") and related warrants (the “Warrants”) to purchase up to 9,000 shares of Preferred Stock for net proceeds of approximately $4.0 million excluding proceeds from the exercise of the Warrants. In addition to the 8% cumulative dividend, each share of Preferred Stock includes an 8% original issue discount such that the public offering price of each share of Preferred Stock was $1,000, compared to a stated value of $1,080. The Preferred Stock is convertible into common stock by dividing the stated value by the conversion price. The conversion price equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price described in (ii) is subject to a floor of $0.35, except in the event of anti-dilution adjustments. The Warrants consist of three tranches with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total) before underwriting discounts and commissions. Upon exercise, the Warrant holders receive shares of Preferred Stock that are convertible into common stock on the same terms described above. During the quarter ended March 31, 2018, no shares of Preferred Stock were converted into common stock.
The Company performed a valuation of the Preferred Stock and associated warrants. The warrants were valued using a Monte Carlo simulation model. Based upon that valuation, the Company allocated the net proceeds between the Preferred Stock and Warrants of approximately $3.5 million and $500,000, respectively. In addition, the Company evaluated the conversion feature of the Preferred Stock to assess whether it met the definition of a beneficial conversion feature (“BCF”). Assuming all 5,000 shares of Preferred Stock will convert into common stock at the $0.35 floor price, and taking the 8% original issue discount into consideration, the Company will issue 15,428,571 shares of common stock, which provides an effective conversion price of $0.28 for accounting purposes. As the fair value of a share of common stock of $0.38 exceeded the effective conversion price of $0.28 at the issuance date, the Preferred Stock contained a BCF. The intrinsic value of the BCF of $1,548,544 was recorded as a discount to the Preferred Stock and a credit to additional paid in capital. The BCF was immediately recorded as a dividend. To the extent that warrant holders exercise their warrants and the conversion price of the Preferred Stock is less than the market price of the stock on the date of exercise, the Company recognizes a BCF. Additionally, as Warrants are exercised and shares of Preferred Stock are issued the investors benefit from the 8% original issue discount and the Company records a dividend to reflect the original issue discount. There were no Warrant exercises during the three months ended March 31, 2018.
Controlled Equity Offering

On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. The Company did not sell any shares of common stock during the three months ended March 31, 2018 and March 31, 2017. As of March 31, 2018, the Company had $14.3 million available to be sold under the Sales Agreement. The Company's ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion it received from our auditors.
Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 150,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to 300,000 shares. Options to purchase 58,562 common shares have been granted under the Plan and are outstanding as of March 31, 2018. Additionally, 6,500 shares of restricted common stock have been granted to management and 1,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.
On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 250,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan was approved by the Company's stockholders at its 2016 Annual Meeting of Stockholders. During the three months ended March 31, 2018, no equity compensation was granted by the Company. As of March 31, 2018, options to purchase 31,843 shares of common stock remain outstanding.
The following table summarizes stock option activity for the Company during the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2017	91,656	$42.31	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(1,250)	$90.00	—	—
Outstanding March 31, 2018	90,406	$41.65	5.51	$—

Vested at March 31, 2018	74,637	$46.38	5.18	$—
As of March 31, 2018, the total unrecognized compensation cost related to unvested stock options amounted to $146,382, which will be recognized over the weighted average remaining requisite service period of approximately 10 months.
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
Additionally, the Company restated its statement of operations for the three months ended March 31, 2017, to eliminate the gain of $102,776 previously recognized due to the revaluation of the Company's warrant derivatives. As a result of this restatement, the Company's net loss for the three months ended March 31, 2017 increased from $5,824,394 to $5,927,763.
In connection with an underwritten public offering in January 2012, the Company issued to the investors warrants to purchase 118,618 shares of the Company’s common stock at $56.40 per share. The warrants had a five-year term from the date of issuance. In January 2017, the remaining 35,454 warrants expired.
In connection with an underwritten public offering in October 2012, the Company issued to the investors warrants to purchase 112,500 shares of the Company’s common stock at $106.00 per share. The warrants have a five-year term from the date of issuance. In October 2017, the remaining 111,119 warrants expired.

In connection with an underwritten public offering in February 2015, the Company issued warrants to purchase 466,369 shares of the Company’s common stock at $26.40 per share.  The warrants have a term of five years and contain a provision whereby the warrant exercise price will be decreased in the event that certain future common stock issuances are made at a price less than $26.40. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability.  During 2016, the exercise price of these warrants was adjusted to $20.00 to reflect the shares sold under the Company's controlled equity offering and the August 2016 public offering. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53%; and (iv) expected term of 5 years.  Based upon these calculations, the Company allocated $4,197,375 of the underwritten public offering to the freestanding warrants.  As of the July 1, 2017 adoption of ASU No. 2017-11, the Company reclassified the remaining warrant liability of $7,302 to additional paid in capital. As a result of the July 2017 financing, the exercise price of these warrants was adjusted to $10.55 and the Company recorded a dividend of $6,984. As of March 31, 2018, warrants to purchase 466,369 shares of the Company's common stock remain outstanding.
In connection with an August 2016 underwritten public offering, the Company issued pre-funded warrants to purchase 311,250 shares of common stock to certain investors. These pre-funded warrants were substantially paid for at the time of the offering, have a ten-year term and an exercise price of $0.40 per share. During 2016, pre-funded warrants to purchase 208,750 shares of common stock were exercised. In June 2017, the remaining pre-funded warrants to purchase 102,500 shares of common stock were exercised.
In connection with an underwritten public offering in August 2016, the Company issued warrants to purchase 993,115 shares of common stock with an initial exercise price of $7.68 per share. The warrants have a term of five years and contain a provision whereby the warrant exercise price would be proportionately decreased in the event that future common stock issuances are made at a price less than $7.68 per share. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. These warrants are traded on the NYSE American (symbol IMUC.WS). The Company initially valued these warrants using the closing price on August 12, 2016 of $2.30, which was the first day the warrants were traded on the NYSE American. Accordingly, the Company allocated $2,284,395 of the total proceeds from the August 2016 offering to the base warrants. As of the July 1, 2017 adoption of ASU No. 2017-11, the Company reclassified the remaining warrant liability of $20,560 to additional paid in capital. As a result of the July 2017 financing, the exercise price of these warrants was adjusted to $4.15 and the Company recorded a dividend of $16,327. As of March 31, 2018, warrants to purchase 993,115 shares of the Company's common stock remain outstanding.
In connection with the July 2017 underwritten public offering, the Company issued three tranches of warrants with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total). Upon exercise, the Warrant holders receive shares of Preferred Stock that are subject to an 8% original issue discount. The Preferred Stock is convertible into common stock using a conversion price equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price described in (ii) is subject to a floor of $0.35, except in the event of anti-dilution adjustments.
The warrant exercises through March 31, 2018, are summarized below:

	Granted	Exercised	Expired	Remaining
Series 1 warrants	$3,000,000	$3,000,000	$—	$—
Series 2 warrants	3,000,000	2,845,200	154,800	—
Series 3 warrants	3,000,000	2,073,200	—	926,800
Totals	$9,000,000	$7,918,400	$154,800	$926,800
7.  California Institute of Regenerative Medicine Award
On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the

Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the year ended December 31, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. No amounts are owed to CIRM as of March 31, 2018.
8. 401(k) Profit Sharing Plan
During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the three months ended March 31, 2018 and March 31, 2017.

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
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	March 31, 2018	March 31, 2017
Income tax benefit at the federal statutory rate	(21)%	(34)%
State income tax benefit, net of federal tax benefit	(7)%	(6)%
Change in fair value of warrant liability	—%	1%
Change in valuation allowance for deferred tax assets	28%	32%
Other	—%	7%
Total	—%	—%
Deferred taxes consisted of the following:

	March 31, 2018	December 31, 2017
Net operating loss carryforwards	1,138,628	851,633
Stock-based compensation	2,264,634	2,251,184
Less valuation allowance	(3,403,262)	(3,102,817)
Net deferred tax asset	$—	$—

The valuation allowance increased by $300,445 and $1,868,607 during the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Company had federal and California income tax net operating loss carry forwards of approximately $4.0 million. These net operating losses will begin to expire in taxable years 2027 through 2036 and 2017 through 2036, respectively, unless previously utilized.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2017 and in this quarterly report on Form 10-Q. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
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
In June 2017, we announced that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107, our patient-specific, dendritic cell-based immunotherapy for patients with newly diagnosed glioblastoma, which was previously our lead product candidate. As a result, we have terminated further patient randomization in the ICT-107 trial while we continue to seek a collaborative arrangement or acquisition of our ICT-107 program. The termination of the phase 3 registrational trial of ICT-107 has reduced the amount of cash used in operations.

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
Caltech’s technology potentially addresses the challenge, and limitation, that other immunotherapies, including TCR (T cell receptor) technologies have faced of generating a limited immune response and having an unknown persistence in the patient’s body. We believe that by inserting DNA that encodes T cell receptors into hematopoietic stem cells rather than into T cells, the immune response can be transformed into a durable and more potent response that could effectively treat solid tumors. This observation has been verified in animal models by investigators at Caltech and the National Cancer Institute.
In March 2017, we announced the successful completion of the first milestone of our Stem-to-T-cell program, the sequencing of a selected TCR, which will become the basis for the product development program. In December 2017, we announced that we were able to package a TCR DNA sequence into a lentiviral factor, which was then used to transfect human hematopoietic stem cells. In April 2018, we announced that we were able to verify successful transfer of selected T cell receptor genetic material into human hematopoietic stem cells.
In addition, we have entered into a sponsored research agreement with the University of Maryland, Baltimore (UMB). As part of this collaboration, UMB researchers are undertaking three projects to explore potential enhancements to our dendritic cell and Stem-to-T-Cell immunotherapy platforms.
The Company has incurred operating losses and, as of March 31, 2018, the Company had an accumulated deficit of $117,468,640. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Research and Development Costs
Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the three months ended March 31, 2018 and 2017, we recorded an expense of $290,616 and $4,685,720, respectively, related to research and development activities.
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

Income Taxes
The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company recognizes in its condensed consolidated financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. The Company is not currently under examination by any taxing authority nor has it been notified of an impending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2014.
California Institute of Regenerative Medicine
On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the year ended December 31, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. As of March 31, 2018, no amounts are owed to CIRM.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for cash, cash equivalents, and accounts payable approximate their fair values due to their quick turnover. The fair value of our warrant liability that is not listed on the NYSE American was estimated using the Binomial Lattice option valuation model for periods prior to July 1, 2017. Effective July 1, 2017, the Company adopted ASU No. 2017-11, which specifies that financial instruments with down round protection should be accounted for as equity rather than as derivatives. Accordingly, the Company reclassified its derivatives warrants from liabilities to equity.

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
Results of Operations
Three months ended March 31, 2018 and 2017
Net Loss
We incurred a net loss of $1,024,981 and $5,927,763 for the three months ended March 31, 2018 and 2017, respectively.
Revenues
We did not have any revenue during the three months ended March 31, 2018 and 2017 and we do not expect to have any revenue in 2018.
Expenses
Research and development expenses for the three months ended March 31, 2018 were $290,616 compared to $4,685,720 in the same period in 2017.  In June 2017, we suspended the phase 3 trial of ICT-107 and during the quarter ended March 31, 2018, our trial related expenses were limited to costs associated with winding down the trial and the costs to develop our Stem-to-T-cell program. During the same quarter ended March 31, 2017, we incurred additional expenses related to the phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and as we treated more patients. Additionally, during the quarter ended March 31, 2017, we incurred expenses to complete our ICT-121 trial in recurrent glioblastoma. We will continue to incur expenses related to our Stem-to-T-cell immunotherapies. However, given the early nature of this project, these expenses are significantly less than the amounts incurred related to our clinical trials. Our ICT-140 program remains on hold until we find a partner for this program. We anticipate that we will continue to incur research and development expenses at a reduced level in future periods with the termination of the phase 3 ICT-107 and reductions made in our clinical staff.
General and administrative expenses for the three months ended March 31, 2018 and 2017 were $734,581 and $793,178 respectively.  This decrease was primarily due to reductions in compensation expense, reduction in the number of members of our Board of Directors and board compensation and the downsizing of our corporate offices.

Liquidity and Capital Resources
As of March 31, 2018, we had working capital of $3,671,066, compared to working capital of $4,647,903 as of December 31, 2017. As a result of the suspension of our phase 3 trial of ICT-107, the winding down of ICT-121, reductions in operating expenses associated with the reduction in personnel, board structure and compensation and occupancy, we expect our cash used in operations in future periods to continue at this reduced rate. In order to adequately fund the Company's remaining Stem-to-T cell program, we will need additional capital resources, either from the exercise of existing warrants, new sources of capital, or a combination, none of which can be assured. Accordingly, our independent registered accounting firm has expressed in its report on our 2017 consolidated financial statements substantial doubt about our ability to continue as a going concern. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, we might be forced to restructure our business and operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Warrants consist of three tranches with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total), before underwriting discounts and commissions. Upon exercise, the Warrant holders receive shares of Preferred Stock that are convertible into common stock on the same terms as discussed above.

Through March 31, 2018, holders of Preferred Stock converted 4,998 shares of the Preferred Stock into 13,899,219 shares of the Company’s Common Stock. Additionally, investors exercised Warrants for the issuance of 7,918.38 shares of Preferred Stock and simultaneously converted those shares into 24,433,834 shares of common stock. The Company received gross proceeds of $7,918,380 from the exercise of the Warrants.

On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the year ended December 31, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. No amounts are owed to CIRM as of March 31, 2018.
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE American, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE American approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s stock under the Controlled Equity Offering expired. We filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules) we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75.0 million. During the three months ended March 31, 2018, we did not sell any shares of our common stock under the Sales Agreement. As of March 31, 2018, the Company had approximately $14.3 million available to be sold under the Sales Agreement. Our ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion we received from our auditors.
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
As of March 31, 2018, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.
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
Cash Flows
We used $1,603,268 of cash in our operations for the three months ended March 31, 2018, compared to $6,070,357 for the three months ended March 31, 2017. During the quarter ended March 31, 2017, we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and began treating patients. In June 2017, after determining that we were unable to finance the trial, we terminated the trial. We continue to incur expenses related to our Stem-to-T-cell immunotherapies, and we expect these expenses to increase in 2018. Our ICT-140 program remains on hold until we find a partner for this program.
During the three months ended March 31, 2018, we incurred $48,144 of non-cash expenses consisting of $106 of depreciation and $48,038 of stock based compensation. During the three months ended March 31, 2017, we incurred $641,220 of non-cash expenses consisting of $452,659 of accrued interest on the CIRM award, $16,595 of depreciation and $171,966 of stock based compensation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In June 2017, we determined that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, we terminated further patient randomization in the ICT-107 trial in order to reduce the amount of cash used in our operations. In August 2017, we announced that we had determined to refocus and reallocate our available resources on our Stem-to-T-Cell research program. In February 2018, we announced that we had retained Ladenburg Thalmann & Co. Inc. as our strategic financial adviser to assist in the review of the Company’s business and assets and exploration of strategic opportunities for enhancing stockholder value, including the potential sale or merger of the Company. In light of these developments, our strategic focus has shifted to the identification and evaluation of a range of potential strategic alternatives designed to maximize stockholder value. Potential strategic alternatives that may be explored or evaluated as part of this process include the potential for an acquisition, merger, business combination, licensing and/or other strategic transaction involving the Company. Despite devoting significant efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.
If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we pursue our research and development activities and evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisers, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.
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
The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•

•	increased near-term and long-term expenditures;

•	exposure to unknown liabilities;

•	higher than expected acquisition or integration costs;

•	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;

•	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and

•	inability to retain key employees of our company or any acquired business.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.
We may not realize any additional value in a strategic transaction for our Stem-to-T-Cell research program.
Following the termination of our ICT-107 development program, we decided to refocus and reallocate our available resources on our Stem-to-T-Cell research program. Potential counterparties in a strategic transaction involving our company may place minimal or no value on these assets, however, given the limited data regarding their potential application. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.
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
With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. As of March 31, 2018, we had an accumulated deficit of $117,468,640. We do not have any products that generate revenue from commercial product sales. Our operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable.

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
It is expensive to develop and commercialize cancer immunotherapy candidates and the study size requirements and costs for product candidates may not be feasible due to our inability to raise sufficient capital. As we consider our financial resources and liquidity, we have announced the termination of our Phase 3 trial of ICT-107.
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
As of March 31, 2018, we had approximately $14.3 million available for offer and sale pursuant to our Sales Agreement with Cantor Fitzgerald & Co., as agent. Sales under our Sales Agreement are registered on a registration statement on Form S-3. Pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using our Sales Agreement. Other than our Sales Agreement and our award from CIRM, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.
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
Our future capital needs are uncertain and our independent registered public accounting firm has expressed in its report on our 2017 audited financial statements a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed.  We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our consolidated financial statements for the year ended December 31, 2017 were prepared assuming we will continue to operate as a going concern.  As of March 31, 2018, we had $5,026,602 of cash and working capital of $3,671,066. We believe that we do not have sufficient cash resources to fund the business for the next 12 months from the issuance of these financial statements.. Due to our ongoing operating losses, negative cash flows from operations, our need to finance to continue our ongoing clinical trials and conduct research and our accumulated deficit, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing.  Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our clinical development, research and operating activities or we may not be able to continue as a going concern.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements substantial doubt regarding our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.
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
As of March 31, 2018, we had working capital $3,671,066, compared to working capital of $4,647,903 as of December 31, 2017. The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. In June 2017, we announced that we had determined that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, we suspended further patient randomization in the ICT-107 trial while we continue to seek a collaborative arrangement or acquisition of our ICT-107 program. Even though the termination of the phase 3 registration trial of ICT-107 is expected to reduce the amount of cash used in our operations, we do have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. If we cannot raise additional funds, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could damage our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders.
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
We have only three full-time employees and one part-time employee, have limited resources and may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage companies involved in the new and rapidly evolving field of biotechnology in general and cancer immunotherapies in particular. You must consider that we may not be able to:

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
Prior to granting product approval, the FDA must determine that our third-party contractors’ manufacturing facilities meet current good manufacturing practice (GMP) requirements before we can use them in the commercial manufacture of our products. We and all of our contract manufacturers are required to comply with the applicable GMP current regulations. Manufacturers of biologics must also comply with the FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation sufficient to ensure the quality of the approved product.
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
Most of the companies with which we compete have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than ours. A number of these companies may have or may develop technologies for developing products for treating various diseases, including brain cancers, which could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience and expertise in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that will or may compete with our current product candidates or other future potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than us, which could adversely affect our competitive position and business.
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
On July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of fiduciary duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that, from May 1, 2012 to April 2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company may be obligated to indemnify its officers and directors in connection with this matter. On January 9, 2018, the parties agreed to stay the erivative class action until resolution of the securities class action. The court granted the stay on January 25, 2018.

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
We are dependent on our officers and directors for their scientific or managerial skills. Except for our President and Chief Executive Officer, our Senior Vice President - Research and our Chief Financial Officer, we do not have any full-time executive management personnel. We do not currently maintain key man life insurance on any of our scientific or management team. All of our full-time executive management personnel can terminate their services to us at any time. The loss of any of these individuals would materially and adversely affect our business.
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
We generally rely on third-party consultants or other vendors to manage and implement the day-to-day conduct of our operations, including conducting clinical trials and manufacturing our current product candidates or any future product candidates that we may develop. Accordingly, we are and will continue to be dependent on the timeliness and effectiveness of their efforts. Our dependence on third parties includes key suppliers and third-party service providers supporting the development, manufacture and regulatory approval of our products as well as support for our information technology systems and other infrastructure, including our network of leukapheresis providers. While our management team oversees these vendors, failure of any of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the performance of these third parties could have a material adverse effect on our business.
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
If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee for a clinical trial established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.
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
The market prices for our common stock and the securities of other development stage pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between April 1, 2017 and March 31, 2018, the stock price for our common stock has ranged from $0.17 to $3.12. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, pursuant to our Sales Agreement we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $15.1 million. As of March 31, 2018, we had approximately $14.3 million available for offer and sale pursuant to our ATM facility. Sales under our ATM facility are registered on a registration statement on Form S-3. Under applicable rules and regulations, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which would limit our ability to raise funds using our ATM facility. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.
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

Our common stock currently trades on the NYSE American under the symbol IMUC. If we fail to adhere to the NYSE American’s strict listing criteria, our stock may be delisted. For example, on June 23, 2017, we were notified by the NYSE American that the Company was not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of at least $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years). We have had a loss from operations and net loss in each of our five most recent fiscal years. At March 31, 2017, our stockholders’ equity was $478,725. Accordingly, we have become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. We submitted a plan of compliance on July 24, 2017 and the NYSE American accepted our plan of compliance on September 8, 2017. If we do not regain compliance with the standards by December 23, 2018 or if we do not make progress consistent with our plan of compliance, the NYSE American staff may commence delisting proceedings. As of March 31, 2018, our stockholders' equity was $3,671,528.
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
As of March 31, 2018, we had 41,913,256 shares of common stock outstanding and another 4,678,378 shares of common stock issuable upon exercise of options or warrants and convertible preferred stock, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.
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

Dated: May 14, 2018		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Anthony Gringeri
	Name:	Anthony Gringeri, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)