Form 10-Q
period 2018-06-30
ImmunoCellular Therapeutics, Ltd.
filed 2018-08-13
CIK 822411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The Issuer had 41,934,984 shares of its common stock issued as of August 3, 2018.

ImmunoCellular Therapeutics, Ltd.
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,852,605	$6,629,870
Other assets	489,657	378,787
Insurance proceeds receivable	486,774	—
Total current assets	3,829,036	7,008,657
Property and equipment, net	356	568
Total assets	$3,829,392	$7,009,225
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,256	$1,774,626
Accrued compensation and benefits	156,227	290,516
Accrued liabilities	161,461	295,612
Total current liabilities	401,944	2,360,754
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock $0.0001 par value, 1,000,000 shares authorized; 2 shares outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 41,913,256 shares issued and outstanding as of June 30, 2018 and December 31, 2017	4,191	4,191
Additional paid-in capital	121,198,601	121,087,939
Accumulated deficit	(117,775,344)	(116,443,659)
Total shareholders’ equity	3,427,448	4,648,471
Total liabilities and shareholders’ equity	$3,829,392	$7,009,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Revenues	$—	$—	$—	$—
Expenses:
Research and development	58,981	10,353,601	349,597	15,039,321
General and administrative	670,203	988,266	1,404,784	1,781,444
Recovery of legal fees	(422,094)	—	(422,094)
Total expenses	307,090	11,341,867	1,332,287	16,820,765
Loss before other income (expense)
and taxes	(307,090)	(11,341,867)	(1,332,287)	(16,820,765)
Interest income	386	381	602	4,175
Interest expense	—	(430,024)	—	(882,683)
Derecognition of CIRM liability	—	7,719,440	—	7,719,440
Loss before provision for income taxes	(306,704)	(4,052,070)	(1,331,685)	(9,979,833)
Provision for income taxes	—	—	—	—
Net loss	$(306,704)	$(4,052,070)	$(1,331,685)	$(9,979,833)

Net loss per share	$(0.01)	$(1.14)	$(0.03)	$(2.81)
Weighted average number of shares outstanding basic and diluted:	41,913,256	3,551,575	41,913,256	3,550,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2017	2	$—	41,913,256	$4,191	$121,087,939	$(116,443,659)	$4,648,471
Stock-based compensation	—	—	—	—	110,662	—	110,662
Net loss	—	—	—	—	—	(1,331,685)	(1,331,685)
Balance at June 30, 2018	2	$—	41,913,256	$4,191	$121,198,601	$(117,775,344)	$3,427,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ImmunoCellular Therapeutics, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(1,331,685)	$(9,979,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	212	33,190
Stock-based compensation	110,662	323,895
Derecognition of CIRM liability	—	(7,719,440)
Accrued interest on CIRM award	—	882,683
Write-off of supplies for clinical trials	—	2,349,404
Changes in assets and liabilities:
Other assets	(110,870)	157,967
Insurance proceeds receivable	(486,774)	—
Supplies for clinical trials	—	146,430
Accounts payable	(1,690,370)	2,843,974
Accrued compensation and benefits	(134,289)	(908,221)
Accrued liabilities	(134,151)	2,346,767
Net cash used in operating activities	(3,777,265)	(9,523,184)
Cash flows from financing activities:
Proceeds from the exercise of warrants		41,000
Deferred financing costs	—	(140,929)
Net cash used in financing activities	—	(99,929)
Decrease in cash and cash equivalents	(3,777,265)	(9,623,113)
Cash and cash equivalents, beginning of period	6,629,870	11,437,118
Cash and cash equivalents, end of period	$2,852,605	$1,814,005
Supplemental cash flows disclosures:
Interest expense paid	$—	$—
Income taxes paid	$—	$—
Supplemental non-cash disclosures:
Financing costs included in accounts payable	$—	$89,726
Deposits reclassified to other current assets	$—	$1,922,218
CIRM liability reclassified to accrued liabilities	$—	$108,984
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
In June 2017, the Company announced that it had determined it was unable to secure sufficient additional financial resources to complete the phase 3 registrational trial of ICT-107, its patient-specific, dendritic cell-based immunotherapy for newly diagnosed glioblastoma, which was previously its lead product candidate. As a result, the Company suspended the trial while it continues to seek a collaborative arrangement or acquisition of its ICT-107 program. The suspension of the phase 3 registration trial of ICT-107 has reduced the amount of cash used in the Company's operations.
The Company is developing Stem-to-T Cell immunotherapies for the treatment of cancer based on rights to novel technology it exclusively licensed from the California Institute of Technology (Caltech). The technology originated from the labs of David Baltimore, Ph.D., Nobel Laureate and President Emeritus at Caltech, and utilizes the patient’s own hematopoietic stem cells to create antigen-specific killer T cells to treat cancer. The Company plans to utilize this technology to expand and complement its DC-based cancer immunotherapy platform, with the goal of developing new immunotherapies that kill cancer cells in a highly directed and specific manner and that can function as monotherapies or in combination therapy approaches.
The Company also has two other product candidates: ICT-140 for ovarian cancer and ICT-121 for recurrent glioblastoma. During the third quarter of 2016, the Company completed its enrollment of ICT-121, and the trial was completed in March 2017. Currently, the Company is holding the initiation ICT-140 until it can find a partner to share expenses.
The Company has incurred operating losses and, as of June 30, 2018, the Company had an accumulated deficit of $117,775,344. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.
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
Interim Results
The accompanying condensed consolidated financial statements as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 14, 2018.
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

2. Summary of Significant Accounting Policies
Basis of presentation and going concern - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has been engaged in research and development activities and has not generated any cash flows from operations. Through June 30, 2018, the Company has incurred accumulated losses of $117,775,344 and as of June 30, 2018, the Company had $2,852,605 of cash and working capital of $3,427,092. The Company believes that it will not have enough cash resources to fund the business for the next 12 months from the issuance of these condensed consolidated financial statements. Successful completion of the Company’s research and development activities, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the condensed consolidated financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Cash and cash equivalents – The Company considers all highly liquid instruments with an original maturity of 90 days or less at acquisition to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had $467,477 and $466,875, respectively, of certificates of deposit. The Company places its cash and cash equivalents with various banks in order to maintain FDIC insurance on all of its investments.
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
Stock-Based Compensation – The Company records the cost for all share-based payment transactions in the Company’s condensed consolidated financial statements. Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of the Company’s stock options, volatility of the Company’s stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate. In connection with performance-based programs, the Company makes assumptions principally related to the number of awards that are expected to vest after assessing the probability that certain performance criteria will be met.
Stock option grants issued to employees and officers and directors were valued using the Black-Scholes pricing model. The Company did not issue any stock options during the six months ended June 30, 2018 or June 30, 2017.    During the six

months ended June 30, 2018, the Company granted 120,000 of vested restricted stock units that will be settled on or before March 15, 2019.
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
When options are exercised, it is the Company's policy is to issue reserved but previously unissued shares of common stock to satisfy share option exercises. As of June 30, 2018, the Company had 3,267,871 shares of authorized and unreserved common stock.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.
Income Taxes – The Company accounts for federal and state income taxes under the liability method, with a deferred tax asset or liability determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of June 30, 2018 and December 31, 2017, the Company fully reserved its deferred tax assets. The Company recognizes in its financial statements the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. As of June 30, 2018, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded.  The Company does not expect this to change significantly in the next twelve months.  The Company has determined that its main taxing jurisdictions are the United States of America and the State of California.  The Company is not currently under examination by any taxing authority nor has it been notified of a pending examination. The Company’s tax returns are generally no longer subject to examination for the years before December 31, 2014.
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
Basic and Diluted Loss per Common Share – Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation, since the effect would be antidilutive. Common share equivalents which could potentially dilute earnings per share, and which were excluded from the computation of diluted loss per share, totaled 1,850,340 shares and 1,724,515 shares at June 30, 2018 and 2017, respectively.
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
3. Property and Equipment
Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Computers	$16,907	$16,907
Accumulated depreciation	(16,551)	(16,339)
	$356	$568
Depreciation expense was $212 and $33,190 for the six months ended June 30, 2018 and 2017, respectively.
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
The Company has agreed to pay Cedars-Sinai specified milestone payments related to the development and commercialization of ICT-107, ICT-121 and ICT-140. The Company will be required to pay to Cedars-Sinai $1.1 million upon first commercial sale of the Company’s first product. The Company will pay Cedars-Sinai single digit percentages of gross revenues from the sales of products and high-single digit to low-double digit percentages of the Company’s sublicensing income based on the licensed technology. No licensing fees were incurred during the six months ended June 30, 2018 and June 30, 2017.
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
The Company has also entered into various sponsored research agreements with Cedars-Sinai and has paid an aggregate of approximately $1.2 million.  The last agreement concluded on March 19, 2014.  During the six months ended June 30, 2018 and 2017, Cedars-Sinai did not perform any research activities on behalf of the Company.

5. Commitments and Contingencies

Legal Proceedings

On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. On July 21, 2017, the court appointed lead plaintiffs in the matter. On August 24, 2017, lead plaintiffs filed Consolidated First Amended Complaint. On September 26, 2017, the court granted the parties’ stipulation to allow lead plaintiffs to file a Consolidated Second Amended Complaint (the “SAC”). The SAC asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and May 30, 2014. The SAC alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. Lead plaintiffs seek an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. On November 10, 2017, the Company filed a motion to dismiss the SAC. On May 29, 2018, the court granted the Company's motion to dismiss with leave to amend. On July 17, 2018, the parties reached a settlement in principle. The settlement in principle, which is subject to final documentation and Court approval, provides in part for a settlement payment of $1.15 million in exchange for mutual releases and the dismissal of all claims against the Company and its officers and directors in connection with the securities class action suit. The $1.15 million settlement payment will be fully funded by the Company's insurance carrier. The case has been stayed pending the finalization and submission of the settlement documents. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that from May 1, 2012 to April 2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company intends to vigorously defend against the claims. The Company may be obligated to indemnify its officers and directors in connection with this matter. On January 9, 2018, the parties agreed to stay the derivative class action until resolution of the securities class action. On July 25, 2018, the parties asked for a further stay of the derivative class action in order to continue settlement discussions.

During the three months ended June 30, 2018, the Company recorded a credit of $422,094 to account for a refund to be received from the Company's insurance carrier. The credit reflects legal fees previously paid by the Company.
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

Employment Agreements

The Company has employment agreements with its remaining management that provide for a base salary, bonus and stock option grants.  The aggregate annual base salary payable to this group is approximately $920,000 and the potential bonus is approximately $280,000.  During the six months ended June 30, 2018, the Company did not issue any stock options. Additionally, the remaining members of management are entitled to a bonus of up to one-year base salary in the event of a change in control.
6. Shareholders’ Equity
Common Stock
July 2017 Financing
In July 2017, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company sold 5,000 shares of Series B 8% Mandatorily Convertible Preferred Stock (the "Preferred Stock") and related warrants (the “Warrants”) to purchase up to 9,000 shares of Preferred Stock for net proceeds of approximately $4.0 million excluding proceeds from the exercise of the Warrants. In addition to the 8% cumulative dividend, each share of Preferred Stock includes an 8% original issue discount such that the public offering price of each share of Preferred Stock was $1,000, compared to a stated value of $1,080. The Preferred Stock is convertible into common stock by dividing the stated value by the conversion price. The conversion price equal to the lesser of (i) $1.22, subject to certain adjustments, and (ii) 87.5% of the lowest volume weighted average price of our common stock during the ten trading days ending on, and including, the date of the notice of conversion. The conversion price described in (ii) is subject to a floor of $0.35, except in the event of anti-dilution adjustments. The Warrants consist of three tranches with expirations in October 2017, January 2018 and July 2018. Each tranche allows the holders to purchase up to 3,000 shares of Preferred Stock at a price of $1,000 per share. If fully exercised, each tranche would provide the Company with $3.0 million of additional financing ($9.0 million in total) before underwriting discounts and commissions. Upon exercise, the Warrant holders receive shares of Preferred Stock that are convertible into common stock on the same terms described above. During the six months ended June 30, 2018, no shares of Preferred Stock were converted into common stock.
The Company performed a valuation of the Preferred Stock and associated Warrants. The Warrants were valued using a Monte Carlo simulation model. Based upon that valuation, the Company allocated the net proceeds between the Preferred Stock and Warrants of approximately $3.5 million and $500,000, respectively. In addition, the Company evaluated the conversion feature of the Preferred Stock to assess whether it met the definition of a beneficial conversion feature (BCF).

Assuming all 5,000 shares of Preferred Stock will convert into common stock at the $0.35 floor price, and taking the 8% original issue discount into consideration, the Company will issue 15,428,571 shares of common stock, which provides an effective conversion price of $0.28 for accounting purposes. As the fair value of a share of common stock of $0.38 exceeded the effective conversion price of $0.28 at the issuance date, the Preferred Stock contained a BCF. The intrinsic value of the BCF of $1,548,544 was recorded as a discount to the Preferred Stock and a credit to additional paid in capital. The BCF was immediately recorded as a dividend. To the extent that Warrant holders exercise their Warrants and the conversion price of the Preferred Stock is less than the market price of the stock on the date of exercise, the Company recognizes a BCF. Additionally, as Warrants are exercised and shares of Preferred Stock are issued the investors benefit from the 8% original issue discount and the Company records a dividend to reflect the original issue discount. There were no Warrant exercises during the six months ended June 30, 2018.
Controlled Equity Offering
On April 18, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for our common stock or to or through a market maker. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  On April 22, 2013, NYSE MKT approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company's common stock under the Controlled Equity Offering expired. The Company filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3 (the Baby Shelf Rules), the Company may not sell more than the equivalent of one-third of its public float during any 12 consecutive months so long as the Company's public float is less than $75 million. The Company did not sell any shares of common stock during the six months ended June 30, 2018 and June 30, 2017. As of June 30, 2018, the Company had $14.3 million available to be sold under the Sales Agreement. The Company's ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion it received from our auditors.
Stock Options
In February 2005, the Company adopted an Equity Incentive Plan (the Plan). Pursuant to the Plan, a committee appointed by the Board of Directors may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors. Option prices for qualified incentive stock options (which may only be granted to employees) issued under the plan may not be less than 100% of the fair value of the common stock on the date the option is granted (unless the option is granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company; in which case the option price may not be less than 110% of the fair value of the common stock on the date the option is granted). Option prices for nonqualified stock options issued under the Plan are at the discretion of the committee and may be equal to, greater or less than fair value of the common stock on the date the option is granted. The options vest over periods determined by the Board of Directors and are exercisable no later than ten years from date of grant (unless they are qualified incentive stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company, in which case the options are exercisable no later than five years from date of grant). Initially, the Company reserved 150,000 shares of common stock for issuance under the Plan, which was subsequently increased by the Company's shareholders to 300,000 shares. Options to purchase 55,887 common shares have been granted under the Plan and are outstanding as of June 30, 2018. Additionally, 6,500 shares of restricted common stock have been granted to management and 1,000 shares of restricted common stock have been granted to members of the Company’s Board of Directors under the Plan.  This plan expired in January 2016.

On March 11, 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) and reserved 250,000 shares of common stock for issuance under the 2016 Plan. The 2016 Plan was approved by the Company's stockholders at its 2016 Annual Meeting of Stockholders. During the six months ended June 30, 2018, the Company granted 120,000 of vested restricted stock units that will settle on or before March 15, 2019. As of June 30, 2018, options to purchase 31,844 shares of common stock remain outstanding.
The following table summarizes stock option activity for the Company during the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2017	91,656	$42.31	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(3,925)	$87.78	—	—
Outstanding June 30, 2018	87,731	$40.28	5.40	$—

Vested at June 30, 2018	74,205	$44.18	5.13	$—
As of June 30, 2018, the total unrecognized compensation cost related to unvested stock options amounted to $113,758, which will be recognized over the weighted average remaining requisite service period of approximately 9 months.
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
Additionally, the Company restated its statement of operations for the three and six months ended June 30, 2017, to eliminate gains of $442,922 and $545,698 respectively, that were previously recognized due to the revaluation of the Company's warrant derivatives. As a result of this restatement, the Company's net loss for the three months ended June 30,

2017 increased from $3,609,148 to $4,052,070. Additionally, as a result of this restatement, the Company's net loss for the six months ended June 30, 2017, increased from $9,434,135 to $9,979,833.
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
In connection with an underwritten public offering in February 2015, the Company issued warrants to purchase 466,369 shares of the Company’s common stock at $26.40 per share.  The warrants have a term of five years and contain a provision whereby the warrant exercise price will be decreased in the event that certain future common stock issuances are made at a price less than $26.40. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability.  During 2016, the exercise price of these warrants was adjusted to $20.00 to reflect the shares sold under the Company's controlled equity offering and the August 2016 public offering. The Company initially valued these warrants using a binomial lattice simulation model assuming (i) dividend yield of 0%; (ii) expected volatility of 97.0%; (iii) risk free rate of 1.53%; and (iv) expected term of 5 years.  Based upon these calculations, the Company allocated $4,197,375 of the underwritten public offering to the freestanding warrants.  As of the July 1, 2017 adoption of ASU No. 2017-11, the Company reclassified the remaining warrant liability of $7,302 to additional paid in capital. As a result of the July 2017 financing, the exercise price of these warrants was adjusted to $10.55 and the Company recorded a dividend of $6,984. As of June 30, 2018, warrants to purchase 466,369 shares of the Company's common stock remain outstanding.
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
In connection with an underwritten public offering in August 2016, the Company issued warrants to purchase 993,115 shares of common stock with an initial exercise price of $7.68 per share. The warrants have a term of five years and contain a provision whereby the warrant exercise price would be proportionately decreased in the event that future common stock issuances are made at a price less than $7.68 per share. Due to the potential variability of their exercise price, these warrants did not qualify for equity treatment, and therefore were recognized as a liability. These warrants are traded on the NYSE American (symbol IMUC.WS). The Company initially valued these warrants using the closing price on August 12, 2016 of $2.30, which was the first day the warrants were traded on the NYSE American. Accordingly, the Company allocated $2,284,395 of the total proceeds from the August 2016 offering to the base warrants. As of the July 1, 2017 adoption of ASU No. 2017-11, the Company reclassified the remaining warrant liability of $20,560 to additional paid in capital. As a result of the July 2017 financing, the exercise price of these warrants was adjusted to $4.15 and the Company recorded a dividend of $16,327. As of June 30, 2018, warrants to purchase 993,115 shares of the Company's common stock remain outstanding.
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
The warrant exercises through June 30, 2018, are summarized below:

	Granted	Exercised	Expired	Remaining
Series 1 warrants	$3,000,000	$3,000,000	$—	$—
Series 2 warrants	3,000,000	2,845,200	154,800	—
Series 3 warrants	3,000,000	2,073,200	—	926,800
Totals	$9,000,000	$7,918,400	$154,800	$926,800
Subsequent to June 30, 2018, the remaining Series 3 warrants expired.

7.  California Institute of Regenerative Medicine Award
On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the year ended December 31, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. No amounts are owed to CIRM as of June 30, 2018.
8. 401(k) Profit Sharing Plan
During 2011, the Company adopted a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to the plan are at the Company’s discretion. The Company did not make any matching contributions during the six months ended June 30, 2018 and June 30, 2017.
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
The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	June 30, 2018	June 30, 2017
Income tax benefit at the federal statutory rate	(21)%	(34)%
State income tax benefit, net of federal tax benefit	(7)%	(6)%
Change in fair value of warrant liability	—%	8%
Change in valuation allowance for deferred tax assets	28%	12%
Other	—%	20%
Total	—%	—%

Deferred taxes consisted of the following:

	June 30, 2018	December 31, 2017
Net operating loss carryforwards	1,223,724	851,633
Stock-based compensation	2,282,169	2,251,184
Less valuation allowance	(3,505,893)	(3,102,817)
Net deferred tax asset	$—	$—
The valuation allowance increased by $403,076 and $870,200 during the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the Company had federal and California income tax net operating loss carry forwards of approximately $4.4 million. These net operating losses will begin to expire in taxable years 2027 through 2036 and 2017 through 2036, respectively, unless previously utilized.
Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Based upon management's calculations, in 2017 the Company experienced a change in ownership under Section 382 of the Internal Revenue Code and will result in the limitation of the Company's ability to utilize net operating losses. In addition, the Company may experience future ownership changes as a result of future offerings or other changes in ownership of the Company's stock. As a result, the amount of the net operation losses presented in our condensed consolidated financial statements could be limited and may expire unutilized. The net operating losses presented above, reflect the reduction in the amounts available for carryforward based upon the Section 382 change in ownership that occurred in 2017.
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
The Company has incurred operating losses and, as of June 30, 2018, the Company had an accumulated deficit of $117,775,344. The Company expects to incur significant research, development and administrative expenses before any of its products can be launched and recurring revenues generated.

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

Research and Development Costs
Although we believe that our research and development activities and underlying technologies have continuing value, the amount of future benefits to be derived from them is uncertain. Research and development costs are expensed as incurred. During the six months ended June 30, 2018 and 2017, we recorded an expense of $349,597 and $15,039,321, respectively, related to research and development activities.
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
California Institute of Regenerative Medicine
On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the year ended December 31, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. As of June 30, 2018, no amounts are owed to CIRM.
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
Results of Operations
Three months ended June 30, 2018 and 2017
Net Loss
We incurred a net loss of $306,704 and $4,052,070 for the three months ended June 30, 2018 and 2017, respectively.
Revenues
We did not have any revenue during the three months ended June 30, 2018 and 2017 and we do not expect to have any revenue in 2018.
Expenses
Research and development expenses for the three months ended June 30, 2018 were $58,981 compared to $10,353,601 in the same period in 2017.  During the quarter ended June 30, 2018, our trial related expenses were primarily limited to costs associated with our Stem-to-T-cell program. During the quarter ended June 30, 2017, we incurred additional expenses related to the phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and as we treated more patients. In June 2017, we suspended the phase 3 trial of ICT-107 and as a result we wrote off our remaining supply inventories of approximately $2.3 million as we determined there were no alternative uses and the salvage value was estimated to be zero. We also expensed the anticipated costs to wind down the trial. These costs include approximately $1.8 million to our manufacturing vendors and $80,000 to our contract research organization. We will continue to incur expenses related to our Stem-to-T-cell program. Our ICT-140 program remains on hold until we find a partner for this program.
General and administrative expenses for the three months ended June 30, 2018 and 2017 were $670,203 and $988,266 respectively.  This decrease was primarily due to reductions in compensation expense, professional fees, the number of members of our Board of Directors, board member compensation and the downsizing of our corporate offices.
During the three months ended June 30, 2017, the Company recorded a credit of $7,719,440 to account for the derecognition of the CIRM award liability. This amount represents $5,500,000 of funds advanced by CIRM to the Company and spent on the ICT-107 trial and the reversal of $2,219,440 of accrued interest. The Company had $108,984 of remaining CIRM funds that were subsequently returned to CIRM.
During the three months ended June 30, 2018, the Company recorded a credit of $422,094 to account for a refund to be received from the Company's insurance carrier. The credit reflects legal fees previously paid by the Company related to the two litigation matters described more fully in Note 5.

Six months ended June 30, 2018 and 2017
Net Loss
We incurred a net loss of $1,331,685 and $9,979,833 for the six months ended June 30, 2018 and 2017, respectively.
Revenues
We did not have any revenue during the six months ended June 30, 2018 and 2017 and we do not expect to have any revenue in 2018.
Expenses
Research and development expenses for the six months ended June 30, 2018 were $349,597 compared to $15,039,321 in the same period in 2017.  During the six months ended June 30, 2018, our trial related expenses were primarily limited to the costs to develop our Stem-to-T-cell program. During the six months ended June 30, 2017, we incurred additional expenses related to the phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and as we treated more patients. In June 2017, we terminated the phase 3 trial of ICT-107 and as a result we wrote off our remaining supply inventories of approximately $2.3 million as we determined there were no alternative uses and the salvage value was estimated to be zero. We also expensed the anticipated costs to wind down the trial. These costs include approximately $1.8 million to our manufacturing vendors and $80,000 to our contract research organization. We also incurred additional expenses related to our Stem-to-T-cell program. We will continue to incur expenses related to our Stem-to-T-cell immunotherapies. Our ICT-140 program remains on hold until we find a partner for this program. We anticipate that we will continue to incur research and development expenses at a reduced level in future periods with the termination of the phase 3 ICT-107 and reductions made in our clinical staff.
General and administrative expenses for the six months ended June 30, 2018 and 2017 were $1,404,784 and $1,781,444 respectively.  This decrease was primarily due to reductions in compensation expense, professional fees, the number of members of our Board of Directors, board member compensation and the downsizing of our corporate offices.
During the six months ended June 30, 2017, the Company recorded a credit of $7,719,440 to account for the derecognition of the CIRM award liability. This amount represents $5,500,000 of funds advanced by CIRM to the Company and spent on the ICT-107 trial and the reversal of $2,219,440 of accrued interest. The Company had $108,984 of remaining CIRM funds that were subsequently returned to CIRM.
During the six months ended June 30, 2018, the Company recorded a credit of $422,094 to account for a refund to be received from the Company's insurance carrier. The credit reflects legal fees previously paid by the Company related to the two litigation matters described more fully in Note 5.

Liquidity and Capital Resources
As of June 30, 2018, we had working capital of $3,427,092, compared to working capital of $4,647,903 as of December 31, 2017. As a result of the suspension of our phase 3 trial of ICT-107, the winding down of ICT-121, reductions in operating expenses associated with the reduction in personnel, board structure and compensation and occupancy, we expect our cash used in operations in future periods to continue at this reduced rate. In order to adequately fund the Company's remaining Stem-to-T cell program, we will need additional capital resources, either from the exercise of existing warrants, new sources of capital, or a combination, none of which can be assured. Accordingly, our independent registered accounting firm has expressed in its report on our 2017 consolidated financial statements substantial doubt about our ability to continue as a going concern. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, we might be forced to restructure our business and operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Through June 30, 2018, holders of Preferred Stock converted 4,998 shares of the Preferred Stock into 13,899,219 shares of the Company’s Common Stock. Additionally, investors exercised Warrants for the issuance of 7,918.38 shares of Preferred Stock and simultaneously converted those shares into 24,433,834 shares of common stock. The Company received gross proceeds of $7,918,380 from the exercise of the Warrants. Subsequent to June 30, 2018 the remaining Series 3 warrants expired.

On September 18, 2015, the Company received an award in the amount of $19.9 million from the California Institute of Regenerative Medicine (CIRM) to partially fund the Company’s Phase 3 trial of ICT-107. The award originally provided for a $4.0 million project initial payment that was received during the fourth quarter of 2015, and up to $15.9 million in future milestone payments that were primarily dependent on patient randomization in the ICT-107 Phase 3 trial. In August 2016, the Company and CIRM modified the award such that the Company received an additional $1.5 million initial payment. The total amount of the award and other award conditions remained unchanged. Under the terms of the CIRM award, the Company was obligated to share future ICT-107 related revenue with CIRM. The percentage of revenue sharing was dependent on the amount of the award received by the Company and whether the revenue is from product sales or license fees. The maximum revenue sharing amount the Company may have been required to pay to CIRM is equal to nine (9) times the total amount awarded and paid to the Company.  The Company had the option to decline any and all amounts awarded by CIRM.  As an alternative to revenue sharing, the Company had the option to convert the award to a loan, which such option the Company must exercise on or before ten (10) business days after the FDA notifies the Company that it has accepted the Company’s application for marketing authorization.  In the event the Company exercised its right to convert the award to a loan, it would have been obligated to repay the loan within ten (10) business days of making such election, including interest at the rate of the three-month LIBOR rate plus 25% per annum.  Since the Company may have been required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability rather than revenue and accrued interest through June 20, 2017, at the aforementioned rates.  As described in Note 1, the Company suspended the Phase 3 trial of ICT-107 and will not be required to return the CIRM funds that were spent on the trial. Consequently, during the year ended December 31, 2017, the Company recognized a gain of $7,719,440 as derecognition of the CIRM award liability including accrued interest. No amounts are owed to CIRM as of June 30, 2018.
On April 18, 2013, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as agent (Cantor), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $25.0 million (of which only $17.0 million was initially registered for offer and sale). Under the Sales Agreement, Cantor may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, as amended, including sales made directly on the NYSE American, on any other existing trading market for our common stock or to or through a market maker. We may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by us from time to time. We are not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. We will pay Cantor a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor with customary indemnification and contribution rights. We will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement. On April 22, 2013, NYSE American approved the listing of 264,831 shares of our common stock in connection with the Sales Agreement. As of September 21, 2015, the registration statement previously filed with the SEC to facilitate the sale of registered shares of the Company’s stock under the Controlled Equity Offering expired. We filed a new registration statement with the SEC that was declared effective on January 19, 2016 to facilitate the sale of additional shares under the Controlled Equity Offering. Under the terms of the prospectus, the Company may sell up to $15,081,494 of the Company’s common stock through the aforementioned Controlled Equity Offering. Pursuant to Instruction I.B.6 to Form S-3

(the Baby Shelf Rules) we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75.0 million. During the six months ended June 30, 2018, we did not sell any shares of our common stock under the Sales Agreement. As of June 30, 2018, the Company had approximately $14.3 million available to be sold under the Sales Agreement. Our ability to use this Controlled Equity Offering may be impacted as a result of the going concern opinion we received from our auditors.
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
As of June 30, 2018, we had no long-term debt obligations, no capital lease obligations, or other similar long-term liabilities. We have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, and we do not engage in trading activities involving non-exchange traded contracts.
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
Cash Flows
We used $3,777,265 of cash in our operations for the six months ended June 30, 2018, compared to $9,523,184 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we incurred additional expenses related to the Phase 3 trial of ICT-107 as we increased the number of sites participating in the trial and began treating patients. In June 2017, after determining that we were unable to finance the trial, we terminated the trial. We continue to incur expenses related to our Stem-to-T-cell immunotherapies, and we expect these expenses to increase in 2018. Our ICT-140 program remains on hold until we find a partner for this program.
During the six months ended June 30, 2018, we incurred $110,874 of non-cash expenses consisting of $212 of depreciation and $110,662 of stock-based compensation. During the six months ended June 30, 2017, we incurred $3,589,172 of non-cash expenses consisting of $33,190 of depreciation and $323,895 of stock based compensation and $2,349,404 write-off of our supplies and $882,683 of accrued interest on the CIRM award. We also recorded a non-cash credit of $7,719,440 related to the derecognition of the CIRM award liability.
During the six months ended June 30, 2018, we continued to pay off our remaining vendors related to the ICT-107 phase 3 trial of ICT-107. As of June 30, 2018, the remaining amounts owed to these vendors has been substantially reduced.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

 Item 4. Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d-15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. On July 21, 2017, the court appointed lead plaintiffs in the matter. On August 24, 2017, lead plaintiffs filed Consolidated First Amended Complaint. On September 26, 2017, the court granted the parties’ stipulation to allow lead plaintiffs to file a Consolidated Second Amended Complaint (the SAC). The SAC asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and May 30, 2014. The SAC alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. Lead plaintiffs seek an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. On November 10, 2017, the Company filed a motion to dismiss the SAC. On May 29, 2018, the Court granted the Company's motion to dismiss with leave to amend. On July 17, 2018, the parties reached a settlement in principle. The settlement in principle, which is subject to final documentation and Court approval, provides in part for a settlement payment of $1.15 million in exchange for mutual releases and the dismissal of all claims against the Company and its officers and directors in connection with the securities class action suit. The $1.15 million settlement payment will be fully funded by the Company's insurance carrier. The case has been stayed pending the finalization and submission of the settlement documents. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

On July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that from May 1, 2012 to April 2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company intends to vigorously defend against the claims. The Company may be obligated to indemnify its officers and directors in connection with this matter. On January 9, 2018, the parties agreed to stay the derivative class action until resolution of the securities class action. On July 25, 2018, the parties asked for a further stay of the derivative class action in order to continue settlement discussions.

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
In addition, we may choose to voluntarily delist from the NYSE American, or deregister from the reporting requirements with the SEC (i.e., “go dark”) if our board determines it to be in the best interest of our stockholders.
If our common stock is delisted by, or we voluntarily delist from, the NYSE American, our common stock may be eligible to be traded on the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.
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
With the exception of a one-time licensing fee payment that we previously received in connection with our entering into a research and license option agreement covering one of our monoclonal antibody product candidates with a third party who did not subsequently exercise that option, we have not generated any revenues and have incurred operating losses since our inception, and we expect to continue to incur operating losses for the foreseeable future. As of June 30, 2018, we had an accumulated deficit of $117,775,344. We do not have any products that generate revenue from commercial product sales. Our operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We may be unable to develop or market products in the future that will generate revenues, and any revenues generated may not be sufficient for us to become profitable. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our present product candidates or future product candidates that we may develop and maintain our operations. There can be no assurances that capital will be available to us when and if we require additional capital on terms that are acceptable to us or favorable to our existing stockholders, or at all.
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
As of June 30, 2018, we had approximately $14.3 million available for offer and sale pursuant to our Sales Agreement with Cantor Fitzgerald & Co., as agent. Sales under our Sales Agreement are registered on a registration statement on Form S-3. Pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using our Sales Agreement. Other than our Sales Agreement we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.
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
Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our 2017 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed.  We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
Our consolidated financial statements for the year ended December 31, 2017 were prepared assuming we will continue to operate as a going concern.  As of June 30, 2018, we had $2,852,605 of cash and working capital of $3,427,092. We believe that we do not have sufficient cash resources to fund the business for the next 12 months from the issuance of these condensed consolidated financial statements. Due to our ongoing operating losses, negative cash flows from operations, our need to finance to continue our ongoing clinical trials and conduct research and our accumulated deficit, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing.  Our continued net operating losses increase the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our clinical development, research and operating activities or we may not be able to continue as a going concern.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements substantial doubt regarding our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.
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
As of June 30, 2018, we had working capital $3,427,092, compared to working capital of $4,647,903 as of December 31, 2017. The estimated cost of completing the development of any of our current immunotherapy product candidates and of obtaining all required regulatory approvals to market any of those product candidates is substantially greater than the amount of funds we currently have available. In June 2017, we announced that we had determined that we were unable to secure sufficient additional financial resources to complete the phase 3 registration trial of ICT-107. As a result, we suspended further patient randomization in the ICT-107 trial while we continue to seek a collaborative arrangement or acquisition of our ICT-107 program. Even though the termination of the phase 3 registration trial of ICT-107 is expected to reduce the amount of cash used in our operations, we do have enough cash resources to fund the business for the next 12 months. Successful completion of our research and development activities, and our transition to attaining profitable operations, is dependent upon obtaining financing. Additional financing may not be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds, we might be forced to make substantial reductions in the on-going clinical trials, thereby damaging our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability. If we cannot raise additional funds, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could damage our reputation in the biotech and medical communities which could adversely affect our ability to implement our business plan and our viability, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders.
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
On May 1, 2017, a purported securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Arthur Kaye IRA FCC as Custodian DTD 6-8-00 v. ImmunoCellular Therapeutics, Ltd. et al (Case No. 2:17-cv-03250) against the Company, certain of its current and former officers and directors and others. On July 21, 2017, the court appointed lead plaintiffs in the matter. On August 24, 2017, lead plaintiffs filed Consolidated First Amended Complaint. On September 26, 2017, the court granted the parties’ stipulation to allow lead plaintiffs to file a Consolidated Second Amended Complaint (the “SAC”). The SAC asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, related to allegedly materially false or misleading statements made between May 1, 2012 and May 30, 2014. The SAC alleges, among other things, that the Company failed to disclose that it purportedly paid for articles to be published about ICT-107. Lead plaintiffs seek an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. On November 10, 2017, the Company filed a motion to dismiss the SAC. On May 29, 2018, the Court granted the Company's motion to dismiss with leave to amend. On July 17, 2018, the parties reached a settlement in principle. The settlement in principle, which is subject to final documentation and Court approval, provides in part for a settlement payment of $1.15 million in exchange for mutual releases and the dismissal of all claims against the Company and its officers and directors in connection with the securities class action suit. The $1.15 million settlement payment will be fully funded by the Company's insurance carrier. The case has been stayed pending the finalization and submission of the settlement documents. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
On July 27, 2017, a shareholder filed a derivative class action lawsuit in the Superior Court for the State of California in the County of Los Angeles, captioned David Wiener, Derivatively and on Behalf of ImmunoCellular Therapeutics, Ltd. v. certain former and current officers and directors (Case No. BC670134). The complaint sets forth violations of, 1) breach of fiduciary duty, 2) unjust enrichment, 3) abuse of control, 4) gross mismanagement and 5) waste of corporate assets. The complaint alleges that the lack of oversight allowed the publication of articles about ICT-107 without disclosing that the articles were either directly, or indirectly, paid for by the Company. The complaint further alleges that, from May 1, 2012 to April 2017, certain of its current and former officers and directors failed to disclose that the stock promotion scheme in fact occurred or was occurring, the extent of it, as well as the Company's involvement. The plaintiff seeks an award of unspecified damages, prejudgment and post-judgment interest, as well as reasonable attorneys’ fees, and other costs. The Company may be obligated to indemnify its officers and directors in connection with this matter. On January 9, 2018, the parties agreed to stay the derivative class action until resolution of the securities class action. On July 25, 2018, the parties asked for a further stay of the derivative class action in order to continue settlement discussions.
These lawsuits and any other potential related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as the lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on either of these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.
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

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current product candidates or any future product candidates under development successfully and could harm our reputation and lead to reduced or non-acceptance of our proposed product candidates by the market. Even technical recommendations or evidence by the FDA through letters, site visits, and overall recommendations to academia or biotechnology companies may make the manufacturing of a clinical product extremely labor intensive or expensive, making the product candidate no longer viable to manufacture in a cost-efficient manner. The mode of administration may make the product candidate not commercially viable. The required testing of the product candidate may make that candidate no longer commercially viable. The conduct of clinical trials may be critiqued by the FDA, or a clinical trial site’s Institutional Review Board or Institutional Biosafety Committee, which may delay or make impossible clinical testing of a product candidate. The Data Safety Monitoring Committee for a clinical trial established by us may stop a trial or deem a product candidate unsafe to continue testing. This may have a material adverse effect on the value of the product candidate and our business prospects.
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
Even if we have or are subsequently able to obtain patent protection for our vaccine product candidates or any of our other or future product candidates that we may develop, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors with the same or similar technologies, or that we will be able to enforce our patents against potential infringement by third parties. Patent litigation is expensive, and we may not be able to afford the costs. We may not become aware on a timely basis that products we are developing or marketing infringe the rights of others, nor may we be able to detect unauthorized use or take appropriate and timely steps to enforce our own intellectual property rights. We may not hold or be able to obtain all of the proprietary rights to certain patents, process patents, and use patents that may be owned or controlled by third parties. As a result, we may be required to obtain additional licenses under third party patents to market certain of our potential products. If licenses are not available to us on acceptable terms or at all, we may not be able to market these products or we may be required to delay marketing until the expiration of such patents. Protecting our intellectual property rights may also consume significant management time and resources.
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
The market prices for our common stock and the securities of other development stage pharmaceutical or biotechnology companies have been highly volatile and may continue to be highly volatile in the future. Between July 1, 2017 and June 30, 2018, the stock price for our common stock has ranged from $0.17 to $2.79. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
Because we will continue to need additional capital to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. In addition, pursuant to our Sales Agreement we may offer and sell, from time to time, shares of our common stock having an offering price up to an aggregate total of $15.1 million. As of June 30, 2018, we had approximately $14.3 million available for offer and sale pursuant to our ATM facility. Sales under our ATM facility are registered on a registration statement on Form S-3. Under applicable rules and regulations, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which would limit our ability to raise funds using our ATM facility. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Furthermore, if we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock.
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

Our common stock currently trades on the NYSE American under the symbol IMUC. If we fail to adhere to the NYSE American’s strict listing criteria, our stock may be delisted. For example, on June 23, 2017, we were notified by the NYSE American that the Company was not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide (requiring stockholders’ equity of at least $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years). We have had a loss from operations and net loss in each of our five most recent fiscal years. At March 31, 2017, our stockholders’ equity was $478,725. Accordingly, we have become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. We submitted a plan of compliance on July 24, 2017 and the NYSE American accepted our plan of compliance on September 8, 2017. If we do not regain compliance with the standards by December 23, 2018 or if we do not make progress consistent with our plan of compliance, the NYSE American staff may commence delisting proceedings. As of June 30, 2018, our stockholders' equity was $3,427,448.
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
As of June 30, 2018, we had 41,934,984 shares of common stock outstanding and another 4,803,773 shares of common stock issuable upon exercise of options or warrants and convertible preferred stock, most of which are eligible to be publicly resold under current registration statements or pursuant to Rule 144. The possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On January 29, 2018, the Company’s Board of Directors authorized the Company to enter into a form of Change of Control Bonus Letter Agreement (the “Letter Agreements”) with each of Anthony Gringeri, who serves as the Company’s President, Chief Executive Officer and a member of the Board of Directors, David Fractor, who serves as the Company’s Chief Financial Officer, and Steven Swanson, who serves as the Company’s Senior Vice President - Research. Pursuant to the Letter Agreements, upon the initial closing of a change of control, each of Mr. Gringeri, Mr. Fractor and Mr. Swanson will be eligible to earn a cash bonus in an amount equal to twelve (12) months of his then-current annual base salary, which shall be conditioned upon his continuous full-time service to the Company on such date and the delivery of a general release of claims in favor of the Company within thirty (30) days following such date.

 Item 6. Exhibits

Exhibit No.	Description

10.1**	Form of Change of Control Bonus Letter Agreement

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2018		IMMUNOCELLULAR THERAPEUTICS, LTD.
	By:	/s/ Anthony Gringeri
	Name:	Anthony Gringeri, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ David Fractor
	Name:	David Fractor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)